Form 10-Q
period 2000-03-31
BANCORP RHODE ISLAND INC
filed 2000-05-26
CIK 1109525

                        SEURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000

                                       or

[ ] Transition report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ Commission file number: 333-33182

                           BANCORP RHODE ISLAND, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                   05-0509802
         ------------                                   ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

              One Turks Head Place, Providence, Rhode Island 02903
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (401) 456-5000
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed from last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes .    No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Bancorp Rhode Island, Inc. had issued and outstanding 100 shares of its Common Stock as of May 26, 2000.

     Bancorp Rhode Island, Inc. ("Bancorp") was incorporated in the State of Rhode Island on March 8, 2000. On April 13, 2000, the Form S-4 Registration Statement of Bancorp was declared effective by the Securities and Exchange Commission. Upon consummation of a Plan of Reorganization and Agreement of Merger, dated February 15, 2000, Bank Rhode Island ("Bank RI") will become the wholly owned subsidiary of Bancorp (the "Reorganization") and all of the outstanding shares of Bank RI Common Stock and Non-Voting Common Stock will be converted into and exchanged for, on a one-for-one basis, shares of Bancorp Common Stock and Non-Voting Common Stock. Bancorp currently has no significant assets or liabilities. Accordingly, no separate financial information regarding Bancorp is presented. In its place is presented financial information regarding the Bank RI as set forth in the Bank RI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Federal Deposit Insurance Corporation.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein by reference to the Bank RI Form 10-Q for the quarter ended March 31, filed herewith as EXHIBIT 99.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the Bank RI Form 10-Q for the quarter ended March 31, filed herewith as EXHIBIT 99.1.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit 99.1 -- Bank Rhode Island Form 10-Q for the Quarter Ended March 31, 2000

(B)  Reports on Form 8-K

None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BANCORP RHODE ISLAND, INC.
                                     (Registrant)


                                 By: /s/ Merrill W. Sherman
                                     -------------------------------------
                                     Merrill W. Sherman
                                     President and Chief Executive Officer


                                 By: /s/ Albert R. Rietheimer
                                     ------------------------------------
                                     Albert R. Rietheimer
                                     Chief Financial Officer and Treasurer


May 24, 2000