Form 10-Q
period 2000-09-30
BANCORP RHODE ISLAND INC
filed 2000-11-13
CIK 1109525

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.



                                    FORM 10-Q


    Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                      For quarter ended: SEPTEMBER 30, 2000


                          Commission File No. 001-16101



                           BANCORP RHODE ISLAND, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             RHODE ISLAND                               05-0509802
  ----------------------------------                ------------------
     (State or Other Jurisdiction                      (IRS Employer
   of Incorporation or Organization)                Identification No.)

                   ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (401) 456-5000
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


  ----------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No
                                       ---      ---


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of NOV. 3, 2000:

     Common Stock - Par Value $0.01                      3,728,950 Shares
     ------------------------------                      ----------------
              (class)                                      (outstanding)

                           BANCORP RHODE ISLAND, INC.

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

         Cover Page                                                        1

         Index                                                             2

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                Consolidated Balance Sheets                                3

                Consolidated Statements of Operations                      4

                Consolidated Statements of Changes in
                       Shareholders' Equity                                5

                Consolidated Statements of Cash Flows                      6

                Notes to Consolidated Financial Statements               7 - 8

Item 2   Management's Discussion and Analysis                            9 - 19

Item 3   Quantitative and Qualitative Disclosures About Market Risk       20

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                21

Item 2   Changes in Securities                                            21

Item 3   Default upon Senior Securities                                   21

Item 4   Submission of Matters to a Vote of Security Holders              21

Item 5   Other Information                                                21

Item 6   Exhibits and Reports on Form 8-K                                 21

         Signature Page                                                   22

                           BANCORP RHODE ISLAND, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2000               1999
                                                                                 -------------      ------------
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Cash and due from banks                                                            $  16,847        $  17,636
Federal funds sold                                                                     3,900            6,850
Investment securities available for sale (amortized cost of $48,467 and
     $51,477 at September 30, 2000 and December 31, 1999, respectively)               47,730           50,503
Mortgage-backed securities available for sale (amortized cost of $95,892 and
     $76,458 at September 30, 2000 and December 31, 1999, respectively)               94,803           74,793
Stock in Federal Home Loan Bank of Boston                                              3,704            3,704
Loans receivable:
     Residential mortgage loans                                                      248,194          237,320
     Commercial loans                                                                212,313          174,548
     Consumer and other loans                                                         50,512           47,090
                                                                                   ---------        ---------
         TOTAL LOANS                                                                 511,019          458,958
     Less allowance for loan losses                                                   (6,747)          (5,681)
                                                                                   ---------        ---------
         NET LOANS                                                                   504,272          453,277
Premises and equipment, net                                                            6,371            5,857
Other real estate owned                                                                   30               49
Excess of costs over net assets acquired, net                                         12,221           13,094
Accrued interest receivable                                                            5,691            4,670
Prepaid expenses and other assets                                                      2,448            1,544
                                                                                   ---------        ---------
         TOTAL ASSETS                                                              $ 698,017        $ 631,977
                                                                                   =========        =========

LIABILITIES:
Deposits:
     Demand deposit accounts                                                       $  87,471        $  67,844
     NOW accounts                                                                     32,423           27,456
     Money market accounts                                                            12,798           16,073
     Savings accounts                                                                200,674          173,692
     Certificate of deposit accounts                                                 259,174          228,351
                                                                                   ---------        ---------
         TOTAL DEPOSITS                                                              592,540          513,416
Overnight and short-term borrowings                                                   12,440           14,978
Federal Home Loan Bank of Boston borrowings                                           35,294           48,183
Other borrowings                                                                       4,750            4,750
Other liabilities                                                                      2,059            2,975
                                                                                   ---------        ---------
         TOTAL LIABILITIES                                                           647,083          584,302
                                                                                   ---------        ---------

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
     Voting: Issued and outstanding 3,448,950 shares at September 30 and
             3,448,550 shares at December 31                                              34               34
     Non-Voting: Issued and outstanding 280,000 shares                                     3                3
Additional paid-in capital                                                            39,621           39,617
Retained earnings                                                                     12,761            9,763
Accumulated other comprehensive income (loss), net                                    (1,485)          (1,742)
                                                                                   ---------        ---------
         TOTAL SHAREHOLDERS' EQUITY                                                   50,934           47,675
                                                                                   ---------        ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 698,017        $ 631,977
                                                                                   =========        =========


           See accompanying notes to consolidated financial statements

                           BANCORP RHODE ISLAND, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ------------------------    -------------------------
                                                                           2000          1999          2000          1999
                                                                        ----------    ----------    ----------    -----------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Residential mortgage loans                                         $    4,522    $    4,196    $   13,374    $    12,714
     Commercial loans                                                        4,622         3,287        12,893          9,186
     Consumer and other loans                                                1,141           922         3,207          2,518
     Investment securities                                                     770           758         2,316          2,088
     Mortgage-backed securities                                              1,419         1,205         4,009          3,631
     Federal funds sold and other                                              346            71           575            375
     Federal Home Loan Bank of Boston stock dividends                           74            61           208            175
                                                                        ----------    ----------    ----------    -----------
       TOTAL INTEREST AND DIVIDEND INCOME                                   12,894        10,500        36,582         30,687
                                                                        ----------    ----------    ----------    -----------
Interest expense:
     NOW accounts                                                               55            46           149            130
     Money market accounts                                                      92           125           297            353
     Savings accounts                                                        1,656         1,226         4,301          3,517
     Certificate of deposit accounts                                         3,551         2,748         9,927          8,638
     Overnight and short-term borrowings                                       157           104           429            200
     Federal Home Loan Bank of Boston borrowings                               546           538         1,870          1,551
     Other borrowings                                                           71            71           211            210
                                                                        ----------    ----------    ----------    -----------
       TOTAL INTEREST EXPENSE                                                6,128         4,858        17,184         14,599
                                                                        ----------    ----------    ----------    -----------
       NET INTEREST INCOME                                                   6,766         5,642        19,398         16,088
Provision for loan losses                                                      410           225         1,132            675
                                                                        ----------    ----------    ----------    -----------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   6,356         5,417        18,266         15,413
                                                                        ----------    ----------    ----------    -----------
Noninterest income:
     Loan related fees                                                         100           134           206            198
     Service charges on deposit accounts                                       713           573         1,980          1,564
     Commissions on loans originated for others                                 23             8            41             74
     Other income                                                              148           206           407            483
                                                                        ----------    ----------    ----------    -----------
       TOTAL NONINTEREST INCOME                                                984           921         2,634          2,319
                                                                        ----------    ----------    ----------    -----------
Noninterest expense:
     Salaries and employee benefits                                          2,540         2,066         7,061          5,897
     Occupancy                                                                 390           362         1,130            956
     Equipment                                                                 221           176           666            560
     Data processing                                                           339           350           948          1,006
     Marketing                                                                 238           412           839            796
     Professional services                                                     178           224           601            594
     Loan servicing                                                            177           215           563            650
     Other real estate owned expense                                            30            32            39             88
     Amortization of intangibles                                               291           291           873            873
     Deposit tax and assessments                                                29            15            81             43
     Other                                                                     601           472         1,712          1,389
                                                                        ----------    ----------    ----------    -----------
       TOTAL NONINTEREST EXPENSE                                             5,034         4,615        14,513         12,852
                                                                        ----------    ----------    ----------    -----------
       INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE         2,306         1,723         6,387          4,880
Income tax expense                                                             852           592         2,271          1,701
                                                                        ----------    ----------    ----------    -----------
       NET INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                      1,454         1,131         4,116          3,179
Cumulative effect of change in accounting principle, net of taxes               --            --            --            109
                                                                        ----------    ----------    ----------    -----------
       NET INCOME                                                            1,454         1,131         4,116          3,070
Dividends on preferred stock                                                    --            --            --             88
                                                                        ----------    ----------    ----------    -----------
       NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $    1,454    $    1,131    $    4,116    $     2,982
                                                                        ==========    ==========    ==========    ===========

Basic earnings per common share:
  Income per common share before change in accounting principle         $     0.39    $     0.30    $     1.10    $      0.83
  Cumulative effect of change in accounting principle, net of tax               --            --            --          (0.03)
                                                                        ----------    ----------    ----------    -----------
  Net income per common share                                           $     0.39    $     0.30    $     1.10    $      0.80
                                                                        ==========    ==========    ==========    ===========

Diluted earnings per common share:
  Income per common share before change in accounting principle         $     0.38    $     0.30    $     1.10    $      0.83
  Cumulative effect of change in accounting principle, net of tax               --            --            --          (0.03)
                                                                        ----------    ----------    ----------    -----------
  Net income per common share                                           $     0.38    $     0.30    $     1.10    $      0.80
                                                                        ==========    ==========    ==========    ===========

Average common shares outstanding - basic                                3,728,701     3,728,550     3,728,600      3,726,497
Average common shares outstanding - diluted                              3,793,885     3,748,229     3,748,493      3,743,326



          See accompanying notes to consolidated financial statements

                           BANCORP RHODE ISLAND, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                         ACCUMULATED
                                                                                           OTHER
                                                                                           COMPRE-
                                                                ADDITIONAL                 HENSIVE
                                        PREFERRED    COMMON      PAID-IN      RETAINED     INCOME
NINE MONTHS ENDED SEPTEMBER 30,           STOCK       STOCK      CAPITAL      EARNINGS   (LOSS), NET    TOTAL
                                        ---------    -------    ----------    --------   -----------   --------
                                                                     (IN THOUSANDS)
2000
Balance at December 31, 1999             $    --     $    37     $ 39,617     $  9,763     $(1,742)    $ 47,675

  Net income                                  --          --           --        4,116          --        4,116
  Other comprehensive income,
    net of tax:
      Unrealized gain (loss) on
        securities available for sale                                                          257          257
                                                                                                       --------
  Comprehensive income                                                                                    4,373

  Exercise of stock options                   --          --            4           --          --            4
  Dividends on common stock                   --          --           --       (1,118)         --       (1,118)

                                         -------     -------     --------     --------     -------     --------
Balance at September 30, 2000            $    --     $    37     $ 39,621     $ 12,761     $(1,485)    $ 50,934
                                         =======     =======     ========     ========     =======     ========

1999
Balance at December 31, 1998             $   804     $    37     $ 40,774     $  5,862     $   210     $ 47,687

  Net income                                  --          --           --        3,070          --        3,070
  Other comprehensive income,
    net of tax:
      Unrealized gain (loss) on
        securities available for sale                                                       (1,473)      (1,473)
                                                                                                       --------
  Comprehensive income                                                                                    1,597

  Exercise of stock options                   --          --           49           --          --           49
  Redemption of preferred stock             (804)         --       (1,206)          --          --       (2,010)
  Dividends on preferred stock                --          --           --          (88)         --          (88)
  Dividends on common stock                   --          --           --         (187)         --         (187)

                                         -------     -------     --------     --------     -------     --------
Balance at September 30, 1999            $    --     $    37     $ 39,617     $  8,657     $(1,263)    $ 47,048
                                         =======     =======     ========     ========     =======     ========



           See accompanying notes to consolidated financial statements

                           BANCORP RHODE ISLAND, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            ---------------------
                                                                              2000         1999
                                                                            --------     --------
                                                                                (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                             $  4,116     $  3,070
     Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                         1,894        2,429
         Provision for loan losses                                             1,132          675
         Loss/(gain) on other real estate owned, net                              (7)          12
         (Increase) decrease in:
           Accrued interest receivable                                        (1,021)        (177)
           Prepaid expenses and other assets                                  (1,037)        (328)
         Increase (decrease) in:
           Other liabilities                                                    (916)         706
         Other, net                                                               52          206
                                                                            --------     --------
             Net cash provided (used) by operating activities                  4,213        6,593
                                                                            --------     --------

Cash flows from investing activities:
     Origination of:
         Residential mortgage loans                                           (7,812)     (14,282)
         Commercial loans                                                    (55,624)     (45,742)
         Consumer loans                                                      (13,188)     (15,266)
     Purchase of:
         Investment securities available for sale                             (7,000)     (25,168)
         Mortgage-backed securities available for sale                       (32,222)     (17,947)
         Residential mortgage loans                                          (38,470)     (53,883)
         Federal Home Loan Bank of Boston stock                                   --         (359)
     Principal payments on:
         Investment securities available for sale                             10,000       12,000
         Mortgage-backed securities available for sale                        12,272       17,444
         Residential mortgage loans                                           35,042       81,326
         Commercial loans                                                     17,833       17,734
         Consumer loans                                                        9,678        7,680
     Proceeds from disposition of other real estate owned                        163          512
     Capital expenditures for premises and equipment                          (1,207)      (1,575)
                                                                            --------     --------
             Net cash provided (used) by investing activities                (70,535)     (37,526)
                                                                            --------     --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                      79,124        8,422
     Net increase (decrease) in overnight and short-term borrowings           (2,538)       6,903
     Proceeds from Federal Home Loan Bank of Boston and other borrowings      12,116       32,300
     Repayment of Federal Home Loan Bank of Boston and other borrowings      (25,005)     (20,614)
     Proceeds from exercise of stock options                                       4           49
     Redemption of preferred stock                                                --       (2,010)
     Dividends on preferred stock                                                 --          (88)
     Dividends on common stock                                                (1,118)        (187)
                                                                            --------     --------
             Net cash provided (used) by financing activities                 62,583       24,775
                                                                            --------     --------

     Net increase (decrease) in cash and cash equivalents                     (3,739)      (6,158)
     Cash and cash equivalents at beginning of period                         24,486       22,011
                                                                            --------     --------
     Cash and cash equivalents at end of period                             $ 20,747     $ 15,853
                                                                            ========     ========

Supplementary Disclosures:
     Cash paid for interest                                                 $ 16,971     $ 14,813
     Cash paid for income taxes                                                2,915        2,349
     Non-cash transactions:
         Additions to other real estate owned in settlement of loans             137           --
         Change in other comprehensive income, net of taxes                      257       (1,473)


           See accompanying notes to consolidated financial statements

                           BANCORP RHODE ISLAND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, was organized by Bank Rhode Island (the "Bank") to be a bank holding company. The Company was organized, at the direction of the Bank on February 15, 2000, to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership, which was completed on September 1, 2000. The Company has no significant assets other than the common stock of the Bank and various other liquid assets that it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank and its subsidiaries.

     The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiary, the Bank, and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Bank's Annual Report on Form 10-K filed with the Federal Deposit Insurance Corporation ("FDIC").

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

(2)  Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and resulted in the issuance of additional common stock that then shared in the earnings of the entity.

(3)  Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign currency denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS 138 which defers the effective date of SFAS 133. SFAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material effect on its financial position or results of operations.

                           BANCORP RHODE ISLAND, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "believes," "intends," "expects," and "anticipates" or similar terms or variations of these terms. Actual results could differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and bond market fluctuations, credit risk, inflation, as well as other risks and uncertainties detailed from time to time in filings with the FDIC or the Securities and Exchange Commission ("SEC").

GENERAL

     The Company's primary asset is the common stock of Bank Rhode Island. For that reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank. The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island, pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Providence and Kent counties. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services, designed to meet the needs of individuals and small to middle market businesses. The Bank also has introduced both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com.

     At this year's annual meeting, held on May 17, 2000, the Bank's shareholders authorized a plan of reorganization pursuant to which the Bank became a wholly-owned subsidiary of the Company. The Company believes that this holding company structure will provide several advantages over its past structure including increased financial flexibility. The reorganization into a holding company structure became effective on September 1, 2000.

     The Company and Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank's deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

NON-GAAP MEASURES OF FINANCIAL PERFORMANCE

     Contained within this Form 10-Q are various measures of financial performance that have been calculated excluding the amortization of intangibles and any related income taxes. These measures are identified as "cash" or "cash basis" and have been provided to assist the reader in evaluating the core performance of the Company. This presentation is not in accordance with GAAP, but management believes it to be beneficial to gaining a better understanding of the financial performance of the Company.

     The Bank's formation in 1996 resulted in the generation of $17.5 million of goodwill which is being amortized over a 15 year period. The amortization of this intangible asset reduces the Company's pre-tax income by $1.2 million annually. Because of the impact of this amortization, certain information has been presented on both a GAAP and cash basis.

     The following table sets forth selected financial measures in accordance with GAAP and on a cash basis:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                  2000       1999           2000       1999
                                 -------    -------        ------     ------

Basic EPS                         $ 0.39     $ 0.30        $ 1.10     $ 0.80
Basic Cash EPS                    $ 0.44     $ 0.35        $ 1.25     $ 0.98
Diluted EPS                       $ 0.38     $ 0.30        $ 1.10     $ 0.80
Diluted Cash EPS                  $ 0.43     $ 0.35        $ 1.25     $ 0.98
ROA                                 0.83%      0.72%         0.82%      0.69%
Cash Basis ROA                      0.95%      0.86%         0.95%      0.83%
ROE                                11.74%      9.73%        11.43%      9.12%
Cash Basis ROE                     13.23%     11.37%        12.99%     10.76%
Efficiency Ratio                   64.95%     70.32%        65.87%     69.82%
Cash Basis Efficiency Ratio        61.20%     65.88%        61.91%     65.08%


OVERVIEW

     Total assets increased $66.0 million, or 10.4%, to $698.0 million at September 30, 2000, from $632.0 million at December 31, 1999. This increase was centered in loans and was funded by growth in total deposits. During the first nine months of 2000, total loans rose to $511.0 million, from $459.0 million, an increase of $52.1 million, or 11.3%, and total deposits rose to $592.5 million, from $513.4 million, an increase of $79.1 million, or 15.4%. Shareholders' equity was $50.9 million at September 30, 2000, representing a $3.3 million, or 6.8%, increase over shareholders' equity at the end of 1999.

FINANCIAL CONDITION

     -- Investments. Total investments (consisting of federal funds sold, investment securities, mortgage-backed securities ("MBSs") and stock in the
FHLB) totaled $150.1 million, or 21.5% of total assets, at September 30, 2000, compared to $135.9 million, or 21.5% of total assets, at December 31, 1999. All $142.5 million of investment securities and MBSs at September 30, 2000 were classified as available for sale and carried a total of $1.8 million in net unrealized losses. The increase in total investments was centered in MBSs, which increased $20.0 million, or 26.8%, as the Company reinvested part of the funds generated from growth in deposits into MBSs.

     -- Loans. Total loans were $511.0 million, or 73.2% of total assets, at September 30, 2000, compared to $459.0 million, or 72.6% of total assets, at December 31, 1999. During the first three quarters of 2000, the commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate and construction loans) increased $37.8 million, or 21.6%, as the Bank experienced strong demand from local commercial customers. Particular emphasis is placed on the generation of small- to medium-sized commercial relationships (those relationships with $4.0 million or less in loan outstandings). The Bank is active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring in conjunction with traditional review standards and employs streamlined documentation. The Bank is also a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program ("PLP") in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

     During the first nine months of 2000, the consumer loan portfolio increased $3.4 million, or 7.3%, and its residential mortgage loan portfolio increased $10.9 million, or 4.6%. While the Bank continues to concentrate its origination efforts on commercial and consumer loan opportunities, the Company anticipates that the Bank will continue to originate residential mortgage loans on a limited basis for its customers. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage loans as opportunities develop.

     The following is a breakdown of loans receivable:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                                 -------------    ------------
                                                         (IN THOUSANDS)

Residential mortgage loans:
  One - to four-family adjustable rate             $ 210,476        $ 196,863
  One - to four-family fixed rate                     36,521           39,037
                                                   ---------        ---------
     Subtotal                                        246,997          235,900
  Premium on loans acquired                            1,239            1,446
  Net deferred loan origination fees                     (42)             (26)
                                                   ---------        ---------
     Total residential mortgage loans              $ 248,194        $ 237,320
                                                   =========        =========

Commercial loans:
  Commercial real estate - nonowner occupied       $  63,747        $  56,181
  Commercial and industrial                           53,097           40,109
  Commercial real estate - owner occupied             43,467           33,968
  Small business                                      17,692           13,322
  Multi-family real estate                            16,591           16,270
  Construction                                         4,210            6,379
  Leases and other                                    13,670            8,499
                                                   ---------        ---------
     Subtotal                                        212,474          174,728
  Net deferred loan origination fees                    (161)            (180)
                                                   ---------        ---------
     Total commercial loans                        $ 212,313        $ 174,548
                                                   =========        =========

Consumer loans:
  Home equity - lines of credit                    $  24,247        $  24,166
  Home equity - term loans                            22,868           19,710
  Installment                                          1,233            1,279
  Savings secured                                        992            1,005
  Unsecured and other                                    787              590
                                                   ---------        ---------
     Subtotal                                         50,127           46,750
  Net deferred loan origination costs                    385              340
                                                   ---------        ---------
     Total consumer loans                          $  50,512        $  47,090
                                                   =========        =========

     -- Deposits and Borrowings. Total deposits increased by $79.1 million, or 15.4%, during the first nine months of 2000, from $513.4 million, or 81.2% of total assets, at December 31, 1999, to $592.5 million, or 84.9% of total assets, at September 30, 2000. Increases of $48.3 million, or 16.9%, in core accounts (checking and savings accounts) along with $30.8 million, or 13.5%, in certificates of deposit comprised the increase in total deposits. The unusually strong deposit growth experienced during the first three quarters of 2000 resulted from increased market presence, coupled with customer displacement caused by Fleet Financial/BankBoston divestitures and may not continue at this rate into the future.

     The following table sets forth certain information regarding deposits:


                                                   SEPTEMBER 30, 2000                       DECEMBER 31, 1999
                                         --------------------------------------  --------------------------------------
                                                         PERCENT      WEIGHTED                   PERCENT       WEIGHTED
                                                           OF         AVERAGE                      OF          AVERAGE
                                          AMOUNT          TOTAL         RATE      AMOUNT          TOTAL         RATE
                                         --------        -------      --------   --------        -------       --------
                                                                     (DOLLARS IN THOUSANDS)
NOW accounts                             $ 32,423           5.5%        0.66%    $ 27,456           5.4%        0.64%
Money market accounts                      12,798           2.1%        2.62%      16,073           3.1%        2.70%
Savings accounts                          200,674          33.9%        3.39%     173,692          33.8%        2.78%
Certificate of deposit accounts           259,174          43.7%        5.58%     228,351          44.5%        4.95%
                                         --------         -----                  --------         -----
   Total interest bearing deposits        505,069          85.2%        4.32%     445,572          86.8%        3.76%
Noninterest bearing accounts               87,471          14.8%          --       67,844          13.2%          --
                                         --------         -----                  --------         -----
   Total deposits                        $592,540         100.0%        3.68%    $513,416         100.0%        3.26%
                                         ========         =====         ====     ========         =====         ====


     Total borrowings decreased $15.4 million, or 22.7%, during the first nine months of 2000 as part of the deposit growth was utilized to repay maturing borrowings. The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. However, on a long-term basis, the Company intends to concentrate on increasing the Bank's core deposits.

ASSET QUALITY

     The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing, and impaired loans. Under certain circumstances, the Bank may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans.

     -- Nonperforming Assets. At September 30, 2000, nonperforming assets were $1.4 million, and represented .20% of total assets. This compares to nonperforming assets of $1.2 million, or .18% of total assets, at December 31, 1999. Nonperforming assets at September 30, 2000, consisted of nonaccrual commercial loans aggregating $900,000, nonaccrual residential mortgage loans aggregating $484,000, and OREO aggregating $30,000. Included in nonaccrual loans were $794,000 and $329,000 of impaired loans at September 30, 2000 and December 31, 1999, respectively. Reserves of $49,000 were maintained against impaired loans at September 30, 2000. No reserves were necessary against impaired loans as of December 31, 1999. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

     Delinquencies. At September 30, 2000, loans with an aggregate balance of $24,000 were 60 to 89 days past due, a decrease of $69,000, or 74.2%, from $93,000 reported at December 31, 1999. The majority of these loans at both dates were residential mortgage loans and are secured.

     The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                     2000             1999
                                                                  ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis                            $1,385         $1,112
Loans past due 90 days or more, but still accruing                       --             --
                                                                     ------         ------
     Total nonperforming loans                                        1,385          1,112
Other real estate owned                                                  30             49
                                                                     ------         ------
     Total nonperforming assets                                      $1,415         $1,161
                                                                     ======         ======

Delinquent loans 60-89 days past due                                 $   24         $   93

Nonperforming loans as a percent of total loans                         .27%           .24%
Nonperforming assets as a percent of total assets                       .20%           .18%
Delinquent loans 60-89 days past due as a percent of total loans        .00%           .02%



     As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it likely that the level of nonperforming assets will increase, as will its level of delinquencies and charge-offs.

ALLOWANCE FOR LOAN LOSSES

     During the first nine months of 2000, $1.1 million of provisions to the allowance for loan losses were made and $66,000 of net charge-offs took place, bringing the balance in the allowance to $6.7 million at September 30, 2000, compared to $5.7 million at December 31, 1999. The allowance, expressed as a percentage of total loans, was 1.32% as of September 30, 2000, compared to 1.24% at the prior year-end and stood at 487.2% of nonperforming loans at September 30, 2000, compared to 510.9% of nonperforming loans at December 31, 1999.

     Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, the management believes that the allowance for loan losses, as of September 30, 2000, is adequate.

     While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

RESULTS OF OPERATIONS

     The Company's operating results depend primarily on its "net interest income," or the difference between its interest income and its cost of money, and on the quality of its assets. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     -- Overview. The Company reported net income for the third quarter of 2000 of $1.5 million, up $323,000, or 28.6%, from the third quarter of 1999. Diluted earnings per common share were $0.38 for the third quarter of 2000, compared to $0.30 for the third quarter of 1999. Cash earnings per common share were $0.43 for the 2000 period, compared to $0.35 for the 1999 period.

     The Company reported a return on average assets of 0.83% and a return on average equity of 11.74% for the 2000 period, as compared to a return on average assets of 0.72% and a return on average equity of 9.73% for the 1999 period. Cash basis return on average assets and cash basis return on average equity were 0.95% and 13.23% for the 2000 period, and 0.86% and 11.37% for the 1999 period, respectively.

     -- Net Interest Income. For the quarter ended September 30, 2000, net interest income was $6.8 million, compared to $5.6 million for the 1999 period. Net interest margin for the third quarter of 2000 was 4.11% compared to a net interest margin of 3.84% for the 1999 period. The increase in net interest income of $1.1 million, or 19.9%, was primarily attributable to the Company's overall growth, coupled with an increase in the yield on its earning assets. The increase in yield on earning assets resulted from higher market interest rates and a change in mix toward commercial and consumer loans. Average earning assets increased $71.9 million, or 12.3%, and average interest-bearing liabilities increased $53.1 million, or 10.6%, over the comparable period a year earlier. In addition, the average yield on earning assets increased 67 basis points, from 7.18% in 1999 to 7.85% in 2000.

     -- Interest Income. Investments. Total investment income was $2.6 million for the quarter ended September 30, 2000, compared to $2.1 million for the third quarter of 1999. This increase in total investment income of $514,000, or 24.5%, was attributable to an increase of $18.8 million, or 13.4%, in the average balance of investments (resulting from growth in deposits), along with an increase in the overall yield of investments of 59 basis points (resulting from increases in market interest rates). The Company's investments at September 30, 2000 were primarily comprised of Treasury and Agency securities and MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio. As a result of the rising interest rate environment present during the past year, prepayments on MBSs have slowed. These lower prepayment levels have had a positive impact on the yield of MBSs purchased at a premium.

     -- Interest Income. Loans. Interest from loans was $10.3 million for the three months ended September 30, 2000, and represented a yield on total loans of 8.26%. This compares to $8.4 million of interest, and a yield of 7.55%, for the third quarter of 1999. Interest from commercial loans increased $1.3 million, or 40.6%, between the two quarters and represented the fastest growing segment of the total loan portfolio. Income from consumer and other loans increased $219,000, or 23.8%, and residential mortgage loan income increased $326,000, or 7.8%. Since 1996, origination efforts have been concentrated on commercial and consumer loan opportunities, with residential mortgage loans purchased as cash flows dictated. The average balance of the various components of the loan portfolio changed from the third quarter of 1999 as follows: commercial loans increased $47.9 million, or 31.0%, consumer and other loans increased $5.8 million, or 13.0%, and residential mortgage loans decreased $618,000, or 0.3%. In response to rising market interest rates, the yields on the various loan portfolio components changed as follows: commercial loans increased 65 basis points, to 9.07%; consumer and other loans increased 81 basis points, to 9.00%, and residential mortgage loans increased 55 basis points, to 7.43%. As with MBSs, the rising interest rate and slower prepayment environment present since last year has positively impacted the yield on the loan portfolio.

     -- Interest Expense. Interest paid on deposits and borrowings increased $1.3 million, or 26.1%, to $6.1 million for the three months ended September 30, 2000, from $4.9 million paid during the third quarter of 1999. The overall average cost of interest-bearing liabilities increased 55 basis points, from 3.86% for the third quarter of 1999 to 4.41% for the third quarter of 2000, and resulted in $751,000 of additional interest expense. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and cash flow needs. In general, deposit costs during the third quarter of 2000 showed signs of reacting (on a delayed basis) to the increases in market rates that occurred during the second quarter. Average costs for the various components of interest-bearing liabilities changed from the third quarter of 1999 as follows: NOW accounts increased 1 basis point, to 0.66%, money market accounts decreased 9 basis points, to 2.63%, savings accounts increased 55 basis points, to 3.32%, certificate of deposit accounts increased 68 basis points, to 5.51%, and borrowings increased 60 basis points to 6.15%. Meanwhile, the average balance of interest-bearing liabilities increased $53.1 million, from $499.1 million in the third quarter of 1999 to $552.2 million in the third quarter of 2000, as the Bank actively sought core deposits to fund asset growth and benefited from the unusual market conditions created by the Fleet Financial/BankBoston divestitures.

     -- Provision for Loan Losses. The provision for loan losses was $410,000 for the quarter ended September 30, 2000, up $185,000, or 82.2%, from the same quarter last year. The commercial loan portfolio grew at an annualized rate of 28.8% during the first nine months of 2000 and net charge-offs for the third quarter of 2000 were $33,000 higher than in the prior year period. When determining the provision for the quarter, management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan portfolio. Also see discussion under "Allowance for Loan Losses."

     -- Noninterest Income. Total noninterest income increased $63,000, or 6.8%, to $984,000 for the third quarter of 2000, from $921,000 for the 1999 quarter. Service Charges on Deposit Accounts, which represent the largest source of noninterest income, rose $140,000, or 24.4%, from $573,000 for the quarter ended September 30, 1999, to $713,000 for the same period in 2000. Loan Related Fees decreased $34,000, or 25.4%, as prepayment penalties were less in the 2000 period than in the prior year and Other Income decreased $58,000, or 28.2%, as the 1999 period included a $43,000 one-time refund of deposit taxes which did not recur in the 2000 period.

     -- Noninterest Expense. Total noninterest expense for the third quarter of 2000 increased $419,000, or 9.1%, to $5.0 million from $4.6 million in 1999. This increase occurred primarily in the following areas: Salaries and Benefits (up $474,000, or 22.9%), Occupancy and Equipment (up $73,000, or 13.6%) and Other Expenses (up $129,000, or 27.3%) and primarily represent increased costs associated with the overall growth of the institution. As a result of a relatively strong local economy, the Company anticipates continued upward pressure on such expenses as compensation and occupancy. Marketing expense decreased $174,000, or 42.2%, from the third quarter of 1999 as a result of the timing of promotional programs. Professional Services decreased $46,000, or 20.5%, as the 1999 period contained costs pertaining to an organization and operational review which the 2000 period did not. The Company's cash basis efficiency ratio for the third quarter of 2000 was 61.20%, compared to 65.88% for the third quarter of 1999, an improvement of 468 basis points.

     -- Income Tax Expense. Income tax expense was $852,000 for the three months ended September 30, 2000, compared to $592,000 for the same period during 1999. This represented total effective tax rates of 36.9% and 34.4%, respectively. Tax-favored income from U.S. Treasury and Agency securities and the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     -- Overview. Net income for the first nine months of 2000, increased $1.0 million, or 34.1%, to $4.1 million, or $1.10 per diluted common share, from $3.1 million, or $0.80 per diluted common share, for the first three quarters of 1999. Net income for the 1999 period was reduced by a one-time charge of $109,000 resulting from a change in accounting principle which required remaining unamortized organizational costs to be charged against earnings. Operating income, which excludes this one-time charge, was $4.1 million for the 2000 period, compared to $3.2 million for the same period last year, an increase of $937,000, or 29.5%. Diluted cash earnings per common share were $1.25 for the 2000 period, compared to $0.98 for the 1999 period.

     This performance represented a return on average assets of 0.82% and a return on average equity of 11.43% for the 2000 period, as compared to a return on average assets of 0.69% and a return on average equity of 9.12% for the 1999 period. Cash basis return on average assets and cash basis return on average equity were 0.95% and 12.99% for the 2000 period, and 0.83% and 10.76% for the 1999 period, respectively.

     -- Net Interest Income. For the nine months ended September 30, 2000, net interest income was $19.4 million, compared to $16.1 million for the first three quarters of 1999. The net interest margin for the first nine months of 2000 was 4.10% compared to a net interest margin of 3.74% for the 1999 period. The increase in net interest income of $3.3 million, or 20.6%, was attributable to the overall growth of the Company, along with the improvement in its net interest margin. Average earning assets increased $55.8 million, or 9.7%, and average interest-bearing liabilities increased $41.7 million, or 8.4%, over the comparable period a year earlier. The increase of 36 basis points in the net interest margin resulted from higher yields on the investment and loan portfolios (in response to increases in market interest rates and a shift in asset mix toward commercial and consumer loans), in addition to higher yields on residential mortgage loans and MBSs (due to a slowdown in prepayments) which were not fully offset by corresponding increases in deposit costs as the Bank was able to manage the cost of its core deposit accounts.

     -- Interest Income. Investments. Total investment income was $7.1 million for the nine months ended September 30, 2000, compared to $6.3 million for the first three quarters of 1999. This increase in total investment income of $839,000, or 13.4%, was attributable to a 57 basis point increase in the overall yield on investments, to 6.48%, coupled with a $4.8 million increase in the average balance of investments. The increase in overall yield on investments comes as a result of higher market interest rates and a slowing of prepayments, particularly on MBSs.

     -- Interest Income. Loans. Interest from loans was $29.5 million for the nine months ended September 30, 2000, and represented a yield on total loans of 8.11%. This compares to $24.4 million of interest, and a yield of 7.51%, for the first nine months of 1999. This increase of $5.1 million, or 20.7%, in interest on loans was due primarily to an increase in commercial loan average balances, (up $46.4 million, or 31.6%) coupled with an increase in the overall yield on the loan portfolio resulting from higher market interest rates and slower prepayments. The yields on the various components of the loan portfolio changed as follows: commercial loans increased 55 basis points, to 8.92%; consumer and other loans increased 68 basis points, to 8.80%; and residential mortgage loans increased 43 basis points, to 7.32%. In addition, the average balance of consumer and other loans increased $7.2 million, or 17.4%. The Bank has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but will also originate residential mortgage loans on a limited basis.

     -- Interest Expense. Interest paid on deposits and borrowings increased $2.6 million, or 17.7%, to $17.2 million for the nine months ended September 30, 2000, from the same period during 1999. The overall average cost for interest-bearing liabilities increased 33 basis points from 3.94% for the first nine months of 1999, to 4.27% for the first nine months of 2000 primarily in response to rising market interest rates. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. During the first half of 2000, the Bank was able to manage the cost of its interest-bearing liabilities so that they increased at a slower rate than general market interest rates. In the third quarter of 2000, the rates paid on deposits and borrowings continued to move upward in response to the market increases earlier in the year. Meanwhile, the average balance of interest-bearing liabilities increased $41.7 million, from $495.0 million in 1999, to $536.7 million in 2000, as the Bank actively sought deposits to fund asset growth. The Bank continued to experience strong average balance growth in core accounts, specifically noninterest bearing demand deposit accounts (up $11.0 million, or 16.0%) and savings accounts (up $15.6 million, or 9.1%). In addition, the utilization of short-term borrowed funds increased (up $4.2 million, or 70.8%).

     -- Provision for Loan Losses. The provision for loan losses was $1.1 million for the nine months ended September 30, 2000, compared to $675,000 for the same period last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

     -- Noninterest Income. Total noninterest income increased $315,000, or 13.6%, to $2.6 million for the first nine months of 2000, from the first three quarters of 1999. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $416,000, or 26.6%, from $1.6 million for the nine months ended September 30, 1999, to $2.0 million for the same period in 2000, primarily as a result of growth in core deposit accounts. Noninterest income related to loans and loan originations remained substantially unchanged between the two periods. Other Income decreased $76,000, or 15.7%, as the 1999 period contained a $43,000 one-time refund of prior years' deposit taxes. Income from investment product sales decreased $75,000, or 82.4%. The Bank is currently exploring different providers for this product line.

     -- Noninterest Expense. Noninterest expenses for the first three quarters of 2000 increased a total of $1.7 million, or 12.9%, to $14.5 million, from $12.9 million in 1999. This increase occurred primarily as a result of the overall growth of the Bank and was centered in the following areas: Salaries and Benefits (up $1.2 million, or 19.7%), Occupancy and Equipment (up $280,000, or 18.5%) and Other Expenses (up $323,000, or 23.3%). Partially offsetting these increases were decreases in: Data Processing (down $58,000, or 5.8%) due to lack of Y2K expenditures in the current year, Loan Servicing (down $87,000, or 13.4%) due to decreases in mortgage loans serviced by others and OREO Expense (down $49,000, or 55.7%) due to decreased levels of foreclosures. The Company's cash basis efficiency ratio improved from 65.08% for the 1999 period, to 61.91% for the 2000 period.

     -- Income Tax Expense. Income tax expense of $2.3 million was recorded for the first nine months of 2000, compared to $1.7 million for the same period during 1999. This represented total effective tax rates of 35.6% and 34.9%, respectively. Tax-favored income from U.S. Treasury and Agency securities along with the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

     The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company's ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of investment securities from the available for sale portfolio. Management believes that these sources are sufficient to fund the Bank's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At September 30, 2000, cash, federal funds sold, and investment securities and MBSs available for sale amounted to $163.3 million, or 23.4% of total assets. This compares to $149.8 million, or 23.7% of total assets at December 31, 1999. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as lines of credit with two correspondent banks. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

     -- Capital Resources. Total shareholders' equity of the Company at September 30, 2000 was $50.9 million, as compared to $47.7 million at December 31, 1999. This increase of $3.3 million in total shareholders' equity was the result of the Company's net income for the nine month period of $4.1 million and changes in unrealized losses on investment securities of $257,000, less dividends paid of $1.1 million. Capital guidelines issued by the Federal Reserve Board require the Company to maintain minimum capital levels for capital adequacy purposes. At September 30, 2000, the Company's Tier 1 leverage ratio was 5.89%, its Tier 1 Risked-based capital ratio was 9.50% and its Total Risk-based capital ratio was 10.76%. At September 30, 2000, all of the Company's capital ratios met all of the requirements to which they are subject.

     The Bank is also subject to FDIC regulations regarding capital requirements. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered "well capitalized." At September 30, 2000, the Bank's Tier I leverage capital ratio was 5.83%. The Bank is also subject to risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 9.39% and a total risk adjusted capital ratio of 10.64% at September 30, 2000. The minimum Tier I leverage, Tier I risk adjusted, and total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank, therefore, is considered to be "well capitalized." The Bank's actual and required capital amounts and ratios are as follows:

                                                                      MINIMUM REQUIRED       MINIMUM REQUIRED
                                                                         FOR CAPITAL         TO BE CONSIDERED
                                                   ACTUAL             ADEQUACY PURPOSES     "WELL CAPITALIZED"
                                            -------------------       -----------------     -------------------
                                            AMOUNT        RATIO       AMOUNT     RATIO      AMOUNT        RATIO
                                            -------       -----       -------    -----      -------       -----
AT SEPTEMBER 30, 2000:
Tier I capital (to average assets)          $39,778        5.83%      $20,478    3.00%      $34,129        5.00%
Tier I capital (to risk weighted assets)     39,778        9.39%       16,950    4.00%       25,425        6.00%
Total capital (to risk weighted assets)      45,093       10.64%       33,900    8.00%       42,375       10.00%

AT DECEMBER 31, 1999:
Tier I capital (to average assets)          $36,323        5.88%      $18,537    3.00%      $30,896        5.00%
Tier I capital (to risk weighted assets)     36,323        9.70%       14,974    4.00%       22,461        6.00%
Total capital (to risk weighted assets)      41,015       10.96%       29,948    8.00%       37,435       10.00%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing the vulnerability of its operations to changes in market interest rates.

     Simulation modeling is the primary tool used by the Company to measure the interest rate risk inherent in its balance sheet at a given point of time by showing the effect on net interest income, over a twenty-four month period, of interest rate ramps of up to 200 basis points.

     The following table presents the estimated impact of interest rate ramps on estimated net interest income over a twenty-four month period beginning October 1, 2000:


                                                ESTIMATED EXPOSURE
                                              TO NET INTEREST INCOME
                                              ----------------------
                                              DOLLAR         PERCENT
                                              CHANGE         CHANGE
                                             --------        -------
                                              (DOLLARS IN THOUSANDS)
     INITIAL TWELVE MONTH PERIOD:

     Up 200 basis points                     $  (292)        (1.07%)
     Up 100 basis points                        (138)        (0.51%)
     Down 100 basis points                        92          0.34%
     Down 200 basis points                       152          0.56%

     SUBSEQUENT TWELVE MONTH PERIOD:

     Up 200 basis points                     $(1,206)        (4.32%)
     Up 100 basis points                        (532)        (1.91%)
     Down 100 basis points                       172          0.62%
     Down 200 basis points                       (26)        (0.09%)

     While the Company reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

     The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. For purposes of gap analysis, NOW, Money Market and Savings accounts have been spread evenly over a three year period. At September 30, 2000, the Company's one year cumulative gap was a negative $28.6 million, or 4.1% of total assets.

     For additional discussion on interest rate risk see the section titled "Asset and Liability Management" contained on pages 32 to 34 of the Bank's 2000 Annual Report on Form 10-K filed with the FDIC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

ITEM 2.  CHANGE IN SECURITIES

          On September 1, 2000 the Bank completed its reorganization into a holding company structure and each outstanding share of Bank stock was converted into a share of Company stock.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

          No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          No information to report.

ITEM 5.  OTHER INFORMATION

          No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 10.5(a) -- Amended and Restated 1996 Incentive and
                                 Non-Qualified Stock Option Plan

              Exhibit 10.6(a) -- Amended and Restated Non-Employee Director
                                 Stock Plan

              Exhibit 27.1 -- Financial Data Schedule

          (b) Reports on Form 8-K

               Current Report on Form 8-K dated September 1, 2000 and filed on September 5, 2000, reporting the effectiveness of the Plan of Reorganization

                           BANCORP RHODE ISLAND, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BANCORP RHODE ISLAND, INC.


November 8, 2000                                  By: /s/ Merrill W. Sherman
----------------                                     --------------------------
   (Date)                                            Merrill W. Sherman
                                                     President and
                                                     Chief Executive Officer



November 8, 2000                                  By: /s/ Albert R. Rietheimer
----------------                                     --------------------------
   (Date)                                            Albert R. Rietheimer
                                                     Chief Financial Officer
                                                     and Treasurer