Form 10-K
period 2000-12-31
BANCORP RHODE ISLAND INC
filed 2001-03-30
CIK 1109525

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                  FORM 10-K

   (Annual Report Under Section 13 of the Securities Exchange Act of 1934)

                 For the fiscal year ended December 31, 2000

                       Commission File No.  001-16101

                         BANCORP RHODE ISLAND, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

            Rhode Island                             05-0509802
   -------------------------------               -------------------
   (State or Other Jurisdiction of                  (IRS Employer
   Incorporation or Organization)                Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
                 -------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 456-5000
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                              (Title of Class)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market on March 26, 2001 was $49,230,325.

      As of March 26, 2001, there were 3,736,650 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

                    Documents incorporated by reference:

      Portions of Bancorp Rhode Island's 2000 Annual Report to Shareholders and Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.


===============================================================================

                         Bancorp Rhode Island, Inc.
                         Annual Report on Form 10-K
                              Table of Contents


Description                                                                     Page Number
-----------                                                                     -----------

Part I.     Item 1  --  Business                                                     3
            Item 2  --  Properties                                                  14
            Item 3  --  Legal Proceedings                                           14
            Item 4  --  Submission of Matters to a Vote of Security Holders         14

Part II.    Item 5  --  Market for the Company's Common Stock and Related
                         Stockholder Matters                                        15
            Item 6  --  Selected Consolidated Financial Data                        15
            Item 7  --  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                        15
            Item 8  --  Financial Statements and Supplementary Data                 15
            Item 9  --  Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                        15

Part III.   Item 10 --  Directors and Executive Officers of the Company             16
            Item 11 --  Executive Compensation                                      16
            Item 12 --  Security Ownership of Certain Beneficial Owners and
                         Management                                                 16
            Item 13 --  Certain Relationships and Related Transactions              17

Part IV.    Item 14 --  Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K                                                17

            Signatures                                                              19

                                   PART I

Cautionary Statement

      Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "believes," "intends," "expects," and "anticipates" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and bond market fluctuations, credit risk, inflation, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC").

ITEM 1.  BUSINESS

General

      Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, was organized by Bank Rhode Island (the "Bank") on February 15, 2000, to be a bank holding company and to acquire all of the capital stock of the Bank. The reorganization of the Bank into the holding company form of ownership was completed on September 1, 2000. The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

      The Company's wholly-owned subsidiary, the Bank, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank was formed in 1996 as a result of the acquisition of certain assets and liabilities divested in connection with the merger of Fleet Financial Group, Inc. and Shawmut National Corporation. Headquartered in Providence, Rhode Island, the Bank conducts business through 13 full service branches, with nine located in Providence County and four located in Kent County.

      The Bank provides a community banking alternative in the greater Providence market which is dominated by three large regional banking institutions. Based on total deposits as of June 30, 2000, the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercial bank in the greater Providence and Warwick, Rhode Island areas. The Bank offers a wide variety of deposit products, commercial, residential and consumer loans, nondeposit investment products, on-line banking services and other traditional banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. As a full service community bank, the Bank seeks to differentiate itself from its competitors through superior personal service, responsiveness and local decision-making. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

      The Bank's wholly-owned subsidiary, BRI Investment Corp., a Rhode Island corporation, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

      The Company's headquarters and executive management are located at One Turks Head Place, Providence, Rhode Island 02903 and its telephone number is
(401) 456-5000. The Bank also maintains an internet web site at http://www.bankri.com.

Lending Activities

      General. At its formation, the Bank acquired $85.4 million of commercial loans and $32.1 million of consumer loans that were in-market loans largely associated with acquired branches. To provide sufficient assets to operate profitably, the Bank also purchased $276.4 million of residential mortgage loans, resulting in an asset mix more characteristic of a thrift institution than that of a commercial bank. The Bank's business strategy has been to grow its commercial loan portfolio and to allow the residential mortgage loan portfolio to decline gradually as the Bank is able to replace residential mortgage loans with higher yielding commercial loans. The Bank has allocated substantial resources to its commercial lending function to facilitate and promote such growth. From March 22, 1996, when the Bank commenced operations, until December 31, 2000, commercial loan outstandings have increased from $85.4 million to $212.8 million, an increase of $127.4 million, or 149.2%.

      The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Commercial and industrial loan products include revolving lines of credit and term loans offered at fixed and variable rates. The Bank's real estate lending activities include originating loans secured by commercial and residential properties and also purchasing residential mortgage loans. Loans are made on existing properties and, to a lesser extent, on properties under construction. The Bank satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans. The Bank also recently has begun purchasing packages of automobile loans.

      The Bank has tiered lending authorities. Loan commitments up to $1.0 million per customer relationship may be approved by the Chief Lending Officer. All extensions of credit of more than $1.0 million (up to the Bank's house lending limit) per customer relationship requires the approval of the Credit Committee, which consists of members of the Bank's senior management and one outside director. Department heads in the Bank's Business Lending, Commercial Real Estate Lending and Retail Lending units have lending authority up to $500,000 per customer relationship. Other officers have limited lending authorities that can be exercised subject to strict lending policy guidelines to facilitate volume production and process flow.

      The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2000, the Bank had $5.4 million of aggregate loan commitments outstanding to originate a variety of loans.

      Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2000, owner-occupied commercial real estate loans totaled $38.3 million, or 7.4% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Nonowner-occupied commercial real estate loans totaled $69.3 million, or 13.4% of the total loan portfolio, and multi-family residential loans totaled $15.9 million, or 3.1% of the total loan portfolio. The majority of real estate secured commercial loans are originated on a three-, or five-year adjustable rate basis. Interest rates typically charged on these loans are higher than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, origination fees may be charged on these loans.

      The Bank's underwriting practices for commercial real estate and multi-family residential loans are intended to ensure that the property securing these loans will generate a positive cash flow after operating expenses and debt service payments. The Bank requires appraisals before making a loan and generally requires the personal guarantee of the borrower. Permanent loans on commercial real estate and multi-family properties generally are made at a loan-to-value ratio of no more than 80%.

      Loans secured by nonowner-occupied commercial real estate and multi-family properties involve greater risks than owner-occupied properties because repayment generally depends on the rental income generated by the property. In addition, because the payment experience on loans secured by nonowner-occupied properties is often dependent on successful operation and management of the property, repayment of the loan is usually more subject to adverse conditions in the real estate market or the general economy than is the case with owner-occupied real estate loans. Also, the nonowner-occupied commercial real estate and multi-family residential business is cyclical and subject to downturns, over-building and local economic conditions.

      Commercial and Industrial Loans. The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the Small Business Administration's (''SBA'') loan programs and include some form of SBA credit enhancement. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, that are responsive to the needs of the Bank's commercial customers.

      Approximately 75% of Rhode Island businesses are in Providence and Kent counties. The vast majority of these businesses are small- to mid-sized and have fewer than 50 employees. The Bank believes the financing needs of these businesses generally match the Bank's lending profile and that the Bank's branches are well positioned to generate loans from this customer base. At December 31, 2000, commercial and industrial loans (including leases) totaled $63.2 million, or 12.2% of the total loan portfolio. Generally, commercial and industrial loans are granted at higher rates than residential mortgage loans, with relatively short-term maturities, or are at adjustable rates without interest rate caps.

      Unlike residential and commercial real estate loans, which generally are based on the borrower's ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, fluctuate in value based on the success of the business and deteriorate over time.

      Small Business Loans. The Bank originates loans of $250,000 or less to small business customers through its branch network and business development officers. These loans are generally secured by the assets of the business, as well as the personal guarantees of the principal owners of the borrower. A number of these loans are granted in conjunction with the SBA's Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2000, small business loans totaled $19.2 million, or 3.7% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

      The Bank's underwriting practices for small business loans are designed to provide quick turn-around and minimize the fees and expenses to the customer. Accordingly, the Bank utilizes a credit scoring process to assist in evaluating potential borrowers. In many cases traditional underwriting practices, similar to those for commercial and industrial loans, are also employed to provide a more balanced and judgmentally-based credit decision. The Bank distinguishes itself from larger financial institutions by providing personalized service through a loan officer (usually a branch manager) assigned to the customer relationships. Lending to small businesses may involve additional risks as a result of their more limited financial resources and more niche-based operations.

      Construction Loans. The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2000, outstanding construction loans totaled $7.1 million, or 1.4% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

      The Bank's underwriting practices for construction loans are similar to those for commercial real estate loans, but they also are intended to ensure completion of the project and take into account the feasibility of the project, among other things. As a matter of practice, the Bank generally lends an amount sufficient to pay a percentage of the property's acquisition costs and a majority of the construction costs but requires that the borrower have equity in the project. Property appraisals and generally the personal guarantee of the borrower are required, as is the case with commercial real estate loans.

      The risks associated with construction lending are greater than those with commercial real estate lending and multi-family lending on existing properties for a variety of reasons. The Bank seeks to minimize these risks by, among other things, often using the services of a consulting engineer for commercial construction loans, advancing money only as the project is completed and generally lending for construction of properties within its market area to borrowers who are experienced in the type of construction for which the loan is made, as well as by adhering to the lending standards described above. In addition, the Bank does not usually lend to fund the construction of property being built for speculative purposes.

      Residential Mortgage Loans. The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases new ARM whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows. Servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from
 .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. Some of the loans purchased subsequent to the formation of the Bank were originated outside of New England. As of December 31, 2000, approximately 10.7% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

      Additionally, but to a lesser extent, the Bank originates ARMs for its own portfolio. The Bank also originates fixed rate mortgage loans and sells these mortgages to its correspondents at the time of the loan's closing. While the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial lending, the Bank plans to continue its own origination of one- to four-family residential mortgage loans, primarily in its market area. Such activity would decrease the Bank's need to purchase residential mortgage loans in order to enhance profitability while it increases its commercial loan portfolio, as well as facilitate overall growth of customer relationships.

      At December 31, 2000, one- to four-family residential mortgage loans totaled $247.9 million, or 47.8% of the total loan portfolio. The fixed rate portion of this portfolio totaled $34.6 million and had original maturities of 15 and 30 years. The adjustable rate portion of this portfolio totaled $212.2 million and had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of either one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

      Although adjustable rate mortgage loans allow the Bank to increase the sensitivity of its assets to changes in market interest rates, the terms of such loans include limitations on upward and downward rate adjustments. These limitations increase the likelihood of prepayments due to refinancings during periods of falling interest rates, particularly if rate adjustment caps keep the loan rate above market rates. Additionally, these limitations could keep the market value of the portfolio below market during periods of rising interest rates, particularly if rate adjustment caps keep the loan rate below market rates.

      Consumer and Other Loans. The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2000, the consumer loan portfolio totaled $58.1 million, or 11.2% of the total loan portfolio, and is comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans. During 2000, the Bank for the first time purchased a package of automobile loans from another New England institution. The Bank currently anticipates continued automobile loan purchases to further diversify its consumer and other loan portfolio.

Investment Activities

      Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised of U.S. Treasury and federal agency securities, mortgage-backed securities, Federal Home Loan Bank of Boston (''FHLB'') stock and federal funds sold, represents 23.5% of total assets, or $174.0 million, as of December 31, 2000.

      Loans receivable generally provide a better return than investments, and accordingly, the Company seeks to emphasize the generation of loans, rather than increasing its investment portfolio. The investments are managed by the Chief Financial Officer, subject to the supervision and review of the Asset/Liability Committee and in compliance with the Investment Policy established by the Bank's board of directors.

      Overall, investments produced total interest and dividend income of $9.8 million, or 19.7% of total interest and dividend income, in 2000 and $8.4 million, or 20.1% of total interest and dividend income, during 1999.

Deposits

      Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to ten years. The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally in contrast to wholesale deposits obtained from national or regional deposit brokers.

      The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its "core" account base, namely its checking and savings accounts. While the Bank prices certificate of deposit accounts competitively, and from time to time will run special offers, the Bank does not ordinarily solicit high cost certificates of deposit.

      The Bank generally charges early withdrawal penalties on its certificates of deposit in an amount equal to three months' interest on accounts with original maturities of one year or less and six months' interest on accounts with original maturities longer than one year. Interest credited to an account during any term may be withdrawn without penalty at any time during the term. Upon renewal of a certificate of deposit, only interest credited during the renewal term may be withdrawn without penalty during the renewal term. The Bank's withdrawal penalties are intended to offset the potentially adverse effects of the withdrawal of funds during periods of rising interest rates.

      As a general policy, the Bank systematically reviews the deposit accounts it offers to determine whether the accounts continue to meet customers' needs and the Bank's asset/liability management goals. This review is the responsibility of the Pricing Committee which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank's overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews all sources of fee income.

      The Bank also derives funds from loan repayments, sales of investment securities, and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, or on a longer term basis to support expanded lending activities.

Nondeposit Investment Products and Services

      In October 1997, the Bank introduced a nondeposit investment program through which it made available to its customers a variety of mutual funds and fixed and variable annuities. These investment products were offered through an arrangement with a national wholesaler of mutual funds and annuities. In December of 2000, the Bank terminated this agreement and entered into a new agreement with Commonwealth Equity Services, Inc., of Waltham, MA. The Bank will now make mutual funds and annuities available to its customers through Commonwealth, but will assume direct management responsibility for the program.

      In 1998, the Bank began offering trust services through a referral arrangement with a well-known, local trust company. At year-end 2000, the Bank severed this relationship and now makes investment management services available to its high net worth customers through two sources. The first is a national firm, PNC Advisors, a division of PNC Financial Services Group. The other is Baldwin Brothers, a boutique investment management firm with offices in Providence, RI and Marion, MA.

Employees

      At December 31, 2000, the Company had 167 full-time and 40 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Competition and Marketplace

      The Company's primary operating subsidiary, the Bank, is headquartered in Providence, Rhode Island, and operates in Providence and Kent counties. The Bank faces significant competition both in making loans and generating deposits. In the past, the Bank's most direct competition has come from three large regional banks which have dominated the Rhode Island market. Currently, these regional banks are FleetBoston, Citizens and Sovereign. These regional banks have well-established distribution networks and greater financial resources than the Bank, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively. In addition, the Bank faces competition for loans from out-of-state financial institutions which have established loan production offices as well as from non-bank competitors. Competition for deposits also comes from short-term money market funds, other corporation and government securities funds and other non-bank financial institutions such as brokerage firms and insurance companies. Many of the Bank's non-bank competitors are not subject to the same degree of regulation as that imposed on federally insured state chartered banks. As a result, such non-bank competitors have advantages over the Bank in providing certain services.

      The population in the Bank's market area is not growing and economic growth in the Rhode Island area has been slow to moderate over the past several years, lagging behind other parts of New England and the United States. Accordingly, the Bank's future growth depends largely upon its ability to increase its market penetration. Moreover, economic conditions beyond the Bank's control may have a significant impact on the Bank's operations. Examples of such conditions include the strength of credit demand by customers and changes in the general levels of interest rates. Furthermore, the Bank's commercial and consumer lending activities are conducted principally in Rhode Island and, to a lesser extent, Southeastern Massachusetts. Its borrowers' ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional economy, and any economic recession in the Bank's market area adversely affecting growth could cause significant increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital.

Supervision and Regulation

      Overview. The Company and the Bank are subject to extensive governmental regulation and supervision. Federal and state laws and regulations govern numerous matters affecting the Bank and/or the Company, including changes in the ownership or control, maintenance of adequate capital, financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of shareholders. Compliance with such regulation involves significant costs to the Company and the Bank and may restrict their activities. In addition, the passage of new or amended federal and state legislation could result in additional regulation of, and restrictions on, the operations of the Company and/or the Bank. It cannot be predicted whether any legislation currently under consideration will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of either the Company or the Bank. The following descriptions of applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but are brief summaries which are qualified in their entirety by reference to such statutes and regulations.

      The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended.

      The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Company is regulated by the Board of Governors of the Federal Reserve System (the "FRB"), and also is subject to certain laws of the State of Rhode Island.

      The Bank is a Rhode Island chartered non-member bank of the Federal Reserve System. The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC. Accordingly, the Bank is subject to the supervision and regulation of the FDIC and the Rhode Island Department of Business Regulation (the "Department of Business Regulation").

Rhode Island Regulation

      As a state chartered financial institution, the Bank is subject to the continued regulation and supervision and periodic examination by the Department of Business Regulation. Rhode Island law also imposes reporting requirements on the Bank. Rhode Island statutes and regulations govern among other things, investment powers, deposit activity, trust powers and borrowings. The approval of the Department of Business Regulation is required to establish, close or relocate a branch, merge with other banks, amend the Bank's Charter or By-laws and undertake certain other enumerated activities.

      If it appears to the Department of Business Regulation that a Rhode Island bank has violated its charter, or any law or regulation, or is conducting its business in an unauthorized or unsafe manner, or that the bank has been notified by its federal insurer of such insurer's intent to terminate deposit insurance, the director may, under certain circumstances, restrict the withdrawal of deposits, order any person to cease violating any Rhode Island statutes or rules and regulations or cease engaging in any unsafe, unsound or deceptive banking practice, order that capital be restored, or suspend or remove directors, committee members, officers or employees who have violated the Rhode Island banking statutes, or a rule or regulation or order thereunder, or who are reckless or incompetent in the conduct of the bank's business.

      Rhode Island law also requires any person or persons desiring to acquire control of any Rhode Island financial institution in any manner to make an application with the Director of the Department of Business Regulation. For the purposes of the statute, "Control" has the meaning set forth in the BHC Act. The application requires, among other things, information regarding the financial condition of the bank, personal business history of the persons involved in the transaction, terms and conditions of the proposed transaction, the source of funds used in the acquisition and any plans to liquidate the bank after the acquisition. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial condition of any acquiring person might jeopardize the financial stability of the institution, the competence of the proposed management indicates that it would not be in the interest of the depositors, or the acquisition would not promote public convenience and advantage.

      In addition, whenever the Department of Business Regulation considers it advisable, an examination of a Rhode Island bank holding company, such as the Company, may be conducted. Every Rhode Island bank holding company also must file an annual financial report with the Department of Business Regulation which may be a copy of the annual report prepared for the FRB.

      The Company also is subject to the Rhode Island Business Combination
Act.

Federal Supervision:  FDIC

      Overview. The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC's powers have been enhanced in recent years by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies, including the FDIC, were granted substantially broader enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

      The Bank is subject to the FDIC regulatory capital requirements. An FDIC-insured bank also must conform to certain standards, limitations, and collateral requirements with respect to certain transactions with affiliates such as the Company. Further, an FDIC-insured bank is subject to laws and regulations that limit the amount of, and establish required approval procedures, reporting requirements and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Company, the Bank, and any subsidiary of the Bank, and to their related interests. FDIC approval also is required prior to the Bank's redemption of any stock. The prior approval of the FDIC or, in some circumstances another regulatory agency, is required for mergers and consolidations. In addition, notice to the FDIC is required prior to the closing of any branch office, and the approval of the FDIC is required in order to establish or relocate a branch facility.

      Proceedings may be instituted against any FDIC-insured bank, or any officer or director or employee of such bank and any other institution affiliated parties who engage in unsafe and unsound practices, breaches of any fiduciary duty, or violation of applicable laws, regulations, regulatory orders and agreements. The FDIC has the authority to terminate insurance of accounts, to issue orders to cease and desist, to remove officers, directors and other institution affiliated parties, and to impose substantial civil money penalties.

      Deposit Insurance. The Bank's deposits are insured by the BIF of the FDIC to the legal maximum of $100,000 for each separately insured depositor. The Federal Deposit Insurance Act provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

      The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution's supervisory rating and capital level. The assessment system is based upon three supervisory categories and three capital categories, resulting in risk-based premiums which range from the current 0 basis points (subject to a $2,000 minimum annual fee) for the most highly-rated, well-capitalized banks to 27 basis points per $100 of domestic deposits for troubled banks which are undercapitalized (as discussed below). The Bank currently pays the minimum assessment.

      The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC.

      Capital Adequacy. FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC-insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a leverage capital ratio (calculated using Tier 1 capital, as defined below, to total assets) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

      In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk, which require FDIC-insured banks to maintain a total capital-to-risk weighted assets ratio ("Risk-Based Capital Ratio") of at least 8.0% and a Tier 1 Risk-Based Capital Ratio of at least 4.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as "core") capital consists of common shareholders' equity, qualifying, non- cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. "Supplementary" or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets, including goodwill, are deducted in computing the Capital Ratios.

      Prompt Corrective Action Provisions. In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as "prompt corrective action." Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution's capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%. As of December 31, 2000, the Bank's Tier 1 leverage ratio was 5.85%, its total Risk-Based Capital Ratio was 10.66% and its Tier 1 Risk-Based Capital Ratio was 9.41%. Based upon the above ratios, the Bank is considered "well capitalized" for regulatory capital purposes.

      The activities in which a depository institution may engage and the remedies available to federal regulators vary depending upon the category described above into which an institution's level of capital falls. At each successive downward capital level, institutions are subject to more restrictions on their activities. For example, only "well capitalized" institutions may accept brokered deposits without prior regulatory approval (brokered deposits are defined to include deposits with an interest rate which is 75 basis points above prevailing rates paid on similar deposits in an institution's normal market area).

      The FDIC has broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. A bank which does not meet applicable minimum capital requirements or is deemed to be in a "troubled" condition may be subject to additional restrictions, including a requirement of written notice to federal regulatory authorities prior to certain proposed changes in senior management or directors of the institutions, and a general prohibition on acceptance, renewal or rollover of brokered deposits. Also, undercapitalized, significantly undercapitalized and critically undercapitalized institutions are subject to a number of other requirements and restrictions. Such institutions also are required to submit and implement capital restoration plans acceptable to the appropriate federal banking regulator and are subject to increased regulatory monitoring. Once an institution becomes significantly undercapitalized, regulators must take certain actions. A critically undercapitalized institution must be placed in conservatorship or receivership unless certain stringent conditions are satisfied. Failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and seizure of the institution.

      Safety and Soundness Standards. The Federal Deposit Insurance Act, as amended, directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.

      Examination. FDIC requires that nearly all insured depository institutions have annual, on-site regulatory examinations and annual audits by an independent public accountant. Management must prepare an annual report, attested to by the independent public accountant, confirming management's responsibility in preparing financial statements, maintaining internal controls for financial reporting and complying with safety and soundness standards. The audit process must be overseen by an independent audit committee composed of outside directors, provided that the federal banking agencies may permit the committee to include inside directors if the bank is unable to find competent outside directors, so long as outside directors comprise a majority of the committee.

Federal Supervision:  FRB

      The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions.

      In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company's capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2000, on a consolidated basis, the Company's Tier 1 Leverage Ratio was 5.91%, its total Risk-Based Capital Ratio was 10.76% and its Tier 1 Risk-Based Capital Ratio was 9.50%. Based upon the above ratios, the Company is considered "well capitalized" for regulatory capital purposes.

Restrictions on Transactions with Affiliates and Insiders

      The Bank is subject to certain federal statutes limiting transactions with non-banking affiliates and insiders. Section 23A of the Federal Reserve Act limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank, such as the Company, to ten percent (10%) of the Bank's capital and surplus. Further, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. Section 23B of the Federal Reserve Act, among other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated persons.

      The restrictions on loans to officers, directors, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. Loans made to insiders and their related interests cannot exceed the institution's total unimpaired capital and surplus. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. All extensions of credit by the Bank to its insiders are in compliance with these restrictions and limitations.

      Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies ("related parties"), aggregated $6.4 million at December 31, 2000 and $3.8 million at December 31, 1999. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies such as the Company, that are adequately capitalized and managed, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" early or "opt out" of this authority prior to such date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and (v) banks to receive deposits, renew time deposits, close loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Rhode Island adopted "opt in" legislation, which permits full interstate banking acquisition and branching.

Gramm-Leach-Bliley Act

      On November 12, 1999 the Gramm-Leach-Bliley Act (the "G-L-B Act") became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The G-L-B Act could have a far-reaching impact on the financial services industry. The G-L-B Act expands the range of non-banking activities that certain bank holding companies may engage in while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. In order to engage in these new non-banking activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its banking subsidiaries is "well capitalized" and "well managed" and has a rating of "Satisfactory" or better under the Community Reinvestment Act of 1977.

      Under the G-L-B Act and its implementing regulations, financial holding companies may engage in any activity that (i) is financial in nature or incidental to a financial activity under the G-L-B Act or (ii) is complementary to a financial activity and does not impose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The G-B-L Act and its accompanying regulations specify certain activities that are financial in nature such as acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The new financial activities authorized by the G-L-B Act may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted in a financial holding company. The FRB and the Secretary of the Treasury have the authority to decide whether other activities are also financial in nature or incidental thereto, taking into account changes in technology, changes in the banking marketplace, competition for banking services and other pertinent factors. Although the Company may meet the qualifications to become a financial holding company, it has no current plans to elect such status.

      The G-L-B Act establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. The G-L-B Act also contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      At this time, the Company is unable to predict the impact of the G-L-B Act on its future operations. In granting other types of financial institutions more flexibility, the G-L-B Act may increase the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere. However, management believes legislation and implementing regulations are likely to have a more immediate impact on regional and national holding companies and banks than on community-based institutions engaged principally in traditional banking activities.

Other Aspects of Federal and State Laws

      Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank's performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank's last CRA examination, the Bank received a "Satisfactory" rating.

      Insurance Sales. Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

      Miscellaneous. The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure, and equal credit opportunity.

Effect of Governmental Policy

      The Company's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Banking is a business that depends heavily on interest rate differentials. One of the most significant factors affecting the Bank's earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings, on the one hand, and, on the other hand, the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio. The value and yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and policies of regulatory agencies, particularly the FRB, which implement national monetary policy. The nature and impact on the Bank of any future changes in such policies cannot be predicted.

ITEM 2.  PROPERTIES

      The Bank presently has a network of 13 branch offices located in Providence and Kent counties. Five of these office facilities are owned and eight are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company is currently renovating an additional 3,500 square feet of office space at One Turks Head Place, which will become administrative offices of the Company and the Bank. The Company's offices are in good physical condition and are considered adequate to meet the banking needs of the Bank's customers.

      The following are the locations of the Bank's offices:


                                                       Size          Year Opened      Owned or            Lease
Location                                           (Square feet)     or Acquired       Leased        Expiration Date
--------                                           -------------     -----------      --------       ---------------

1047 Park Avenue, Cranston, RI                         4,700            1996         Owned              N.A.
383 Atwood Avenue, Cranston, RI                        4,700            1996         Owned              N.A.
999 South Broadway, East Providence, RI               10,500            1996         Owned              N.A.
195 Taunton Avenue, East Providence, RI                3,100            1996         Leased             2/28/03
1440 Hartford Avenue, Johnston, RI                     4,700            1996         Land Leased        12/31/02
One Turks Head Place, Providence, RI (branch)          5,000            1996         Leased             4/30/09
One Turks Head Place, Providence, RI (offices)        14,900            1999         Leased             6/30/09
165 Pitman Street, Providence, RI                      3,300            1998         Leased             10/18/08
445 Putnam Pike, Smithfield, RI                        3,500            1996         Leased             7/31/09
1062 Centerville Road, Warwick, RI                     2,600            1996         Owned              N.A.
1300 Warwick Avenue, Warwick, RI                       4,200            1996         Leased             6/30/04
233 Lambert Lind Highway, Warwick, RI (a)              4,800            1996         Leased             4/01/01
233 Lambert Lind Highway, Warwick, RI (a)                600            2001         Leased             3/31/10
2975 West Shore Road, Warwick, RI                      3,500            2000         Leased             3/31/10
1175 Cumberland Hill Road, Woonsocket, RI              3,100            1998         Owned              N.A.

(a) Existing free-standing facility to be replaced with a new store front facility on adjacent parcel. Estimated occupancy date of new facility is late summer 2001.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders in the fourth quarter of 2000.


                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Section entitled "Market for the Company's Common Stock and Related Stockholder Matters" contained on the inside back cover of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the Section entitled "Selected Consolidated Financial Data" contained on pages 18 through 19 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 20 through 37 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the Consolidated Balance Sheets as of December 31, 2000 and 1999 and the Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000, together with the accompanying notes and the Independent Auditors' Report contained on pages 39 through 64 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

      There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The director information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC.

      The following table sets forth the executive officers of the Company as of the date hereof.


               Name             Age                       Position
               ----             ---                       --------

       Merrill W. Sherman       52       President and Chief Executive Officer
       Albert R. Rietheimer     44       Chief Financial Officer and Treasurer
       Donald C. McQueen        44       Vice President and Assistant Secretary
       Margaret D. Farrell      51       Secretary
       James V. DeRentis        39       Bank Senior Vice President - Retail Banking

      Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. From 1993 through 1995, when she became associated with EFC, Inc. (the Bank's agent in connection with its formation), she was a member of the law firm of Brown Rudnick Freed & Gesmer, Ltd. Ms. Sherman is also a director of the Providence and Worcester Railroad Company.

      Albert R. Rietheimer. Mr. Rietheimer has served as Chief Financial Officer and Treasurer of the Company since its formation and of the Bank since September 1996. Prior to joining the Bank, he served as Senior Vice President and Chief Financial Officer of Boston Private Bancorp, Inc. from August 1995 to September 1996. Mr. Rietheimer is a certified public accountant.

      Donald C. McQueen. Mr. McQueen has served as Vice President and Assistant Secretary of the Company since its formation and as the Bank's Executive Vice President and Chief Lending Officer since May 1998. From 1996 through May 1998, Mr. McQueen served as the Bank's Senior Vice President - Credit Administration. From 1993 to 1995, he served as Vice President of Fleet Bank, where he was responsible for commercial relationship management, including commercial and industrial, real estate and problem loans.

      Margaret D. Farrell. Ms. Farrell has served as Secretary of the Company and Bank since their formation. Ms. Farrell has been a partner of the law firm of Hinckley, Allen & Snyder LLP since 1981.

      James V. DeRentis. Mr. DeRentis has served as the Bank's Senior Vice President - Retail Banking since December 1998. From 1996 through 1998, Mr. DeRentis was a Vice President in the Bank's Retail Group. Subsequent to 1993 and prior to joining the Bank, Mr. DeRentis held a number of officer positions with Northeast Mortgage, Citizens Bank and NationsBank in their retail sales areas.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Transactions with Management" in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)   (1)   Financial Statements

      The following consolidated financial statements contained within the Company's 2000 Annual Report to Shareholders are incorporated herein by reference in Item 8.

            1.    Independent Auditors' Report

            2.    Consolidated Balance Sheets as of December 31, 2000 and
                  1999

            3. Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

            4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            6.    Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)   Exhibits


      Exhibit No.     Description
      -----------     -----------

        3.1           Articles of Incorporation of the Company, as amended (1)

        3.2           By-laws of the Company (1)

        10.1          Employment Agreement of Merrill W. Sherman dated December 18, 2000 +

        10.2          Employment Agreement of Albert R. Rietheimer dated December 18, 2000 +

        10.3          Employment Agreement of Donald C. McQueen dated December 18, 2000 +

        10.4          Employment Agreement of James V. DeRentis dated December 18, 2000 +

        10.5          Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan +

        10.6          Amended and Restated Non-Employee Director Stock Plan  (2) +

        10.7(a)       Bank Rhode Island Supplemental Executive Retirement Plan, as amended by
                      Amendments No. 1 and No. 2 (1) +

        10.7(b)       Amendment No. 3 to Bank Rhode Island Supplemental Executive Retirement Plan +

        10.8          Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by
                      Amendment No. 1 (1) +

        10.9          Warrant for 136,315 shares of Common Stock issued to Fleet Financial
                      Group, Inc. (1)

        11            Computation of earnings per share (3)

        13            Annual Report to Shareholders for 2000, portions of which have been incorporated by reference herein are filed with the Commission.  Those portions which have not been incorporated by reference herein are provided for information purposes only.

        21            List of Subsidiaries

        23            Consent of KPMG LLP, as accountants for the Company

--------------------
<F1>  Incorporated by reference from the Company's Registration Statement on
      Form S-4, SEC File No. 333-33182
<F2>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended September 30, 2000.
<F3>  The calculation of earnings per share is set forth as Note 19 to the
      Company's audited consolidated financial statements. The Company's audited consolidated financial statements are filed herewith as part of Exhibit 13.
(+)   Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      None.


                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCORP RHODE ISLAND, INC.


Date:  March 27, 2001                  By:  /s/  Merrill W. Sherman
                                           ---------------------------
                                           Merrill W. Sherman
                                           President and Chief Executive
                                           Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Merrill W. Sherman                /s/  Albert R. Rietheimer
------------------------------         -------------------------------
Merrill W. Sherman,                    Albert R. Rietheimer,
President, Chief Executive Officer     Chief Financial Officer and
and Director (Principal Executive      Treasurer (Principal Financial and
Officer)                               Accounting Officer)
Date:  March 27, 2001                  Date:  March 27, 2001


                                       /s/  John R. Berger
------------------------------         -------------------------------
Anthony F. Andrade, Director           John R. Berger, Director
Date:                                  Date:  March 27, 2001


/s/  Malcolm G. Chace                  /s/  Ernest J. Chornyei, Jr.
------------------------------         -------------------------------
Malcolm G. Chace, Director and         Ernest J. Chornyei, Jr., Director
Chairman of the Board                  Date:  March 27, 2001
Date:  March 27, 2001


/s/  Karl F. Ericson                   /s/  Margaret D. Farrell
------------------------------         -------------------------------
Karl F. Ericson, Director              Margaret D. Farrell, Director
Date:  March 27, 2001                  Date:  March 27, 2001


/s/  Mark R. Feinstein                 /s/  F. James Hodges, Jr.
------------------------------         -------------------------------
Mark R. Feinstein, Director            F. James Hodges, Jr., Director
Date:  March 27, 2001                  Date:  March   , 2001


                                       /s/  Cheryl W. Snead
------------------------------         -------------------------------
Donald J. Reaves, Director             Cheryl W. Snead, Director
Date:                                  Date:  March 27, 2001


/s/  John A. Yena
------------------------------
John A. Yena, Director
Date:  March 27, 2001