Form 10-Q
period 2001-03-31
BANCORP RHODE ISLAND INC
filed 2001-05-15
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                     For quarter ended:  March 31, 2001


                       Commission File No.  001-16101


                         BANCORP RHODE ISLAND, INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

          RHODE ISLAND                                      05-0509802
---------------------------------------------------------------------------
  (State or Other Jurisdiction                            (IRS Employer
of Incorporation or Organization)                       Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
---------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 456-5000
---------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not Applicable
---------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 8, 2001:

       Common Stock - Par Value $0.01      3,736,650 shares
       ------------------------------      ----------------
                  (class)                    (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                PAGE NUMBER
                                                                -----------

          Cover Page                                                  1

          Index                                                       2

                       PART  I - FINANCIAL INFORMATION

Item 1    Financial Statements

              Consolidated Balance Sheets                            3

              Consolidated Statements of Operations                  4

              Consolidated Statements of Changes in
               Shareholders' Equity                                  5

              Consolidated Statements of Cash Flows                  6

              Notes to Consolidated Financial Statements           7 - 8

Item 2    Management's Discussion and Analysis                     9 - 17

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                              18

                         PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                         19

Item 2    Changes in Securities                                     19

Item 3    Default upon Senior Securities                            19

Item 4    Submission of Matters to a Vote of  Security
           Holders                                                  19

Item 5    Other Information                                         19

Item 6    Exhibits and Reports on Form 8-K                          19

          Signature Page                                            21

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets

                                                                               March 31,    December 31,
                                                                                 2001           2000
                                                                               ---------    ------------
                                                                                    (In thousands)

ASSETS:
  Cash and due from banks                                                      $ 26,035       $ 28,853
  Federal funds sold                                                             12,050          5,600
  Investment securities available for sale (amortized cost of $38,474 and
   $47,459 at March 31, 2001 and December 31, 2000, respectively)                38,574         47,296
  Mortgage-backed securities available for sale (amortized cost of $128,415
   and $117,543 at March 31, 2001 and December 31, 2000, respectively)          129,446        117,431
  Stock in Federal Home Loan Bank of Boston                                       4,915          3,704
  Loans receivable:
    Residential mortgage loans                                                  306,996        247,923
    Commercial loans                                                            216,054        212,818
    Consumer and other loans                                                     61,912         58,084
                                                                               -----------------------
      Total loans                                                               584,962        518,825
    Less allowance for loan losses                                               (7,579)       (7,294)
                                                                               -----------------------
      Net loans                                                                 577,383        511,531
Premises and equipment, net                                                       6,326          6,384
Other real estate owned                                                              47             30
Goodwill, net                                                                    11,639         11,930
Accrued interest receivable                                                       6,600          5,630
Prepaid expenses and other assets                                                   770          1,031
                                                                               -----------------------
      Total assets                                                             $813,785       $739,420
                                                                               =======================

LIABILITIES:
Deposits:
    Demand deposit accounts                                                    $ 99,587       $106,088
    NOW accounts                                                                 37,375         36,910
    Money market accounts                                                        11,681         12,283
    Savings accounts                                                            223,877        210,728
    Certificate of deposit accounts                                             259,028        265,623
                                                                               -----------------------
      Total deposits                                                            631,548        631,632
Overnight and short-term borrowings                                              17,294         13,847
Federal Home Loan Bank of Boston borrowings                                      98,289         33,292
Other borrowings                                                                  4,750          4,750
Company-obligated mandatorily redeemable capital securities                       3,000             --
Other liabilities                                                                 3,568          2,607
                                                                               -----------------------
      Total liabilities                                                         758,449        686,128
                                                                               -----------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
   Voting:  Issued and outstanding 3,508,173 shares 2001 and 3,448,950
   shares in 2000                                                                    35             34
  Non-Voting:  Issued and outstanding 228,477 shares in 2001 and 280,000
   shares in 2000                                                                     2              3
Additional paid-in capital                                                       39,626         39,621
Retained earnings                                                                14,927         13,815
Accumulated other comprehensive income (loss), net                                  746           (181)
                                                                               -----------------------
      Total shareholders' equity                                                 55,336         53,292
                                                                               -----------------------
      Total liabilities and shareholders' equity                               $813,785       $739,420
                                                                               =======================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations

                                                                Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                2001           2000
                                                                ----           ----
                                                        (In thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                   $ 5,214        $ 4,403
  Commercial loans                                               4,713          3,892
  Consumer and other loans                                       1,270            998
  Investment securities                                            742            769
  Mortgage-backed securities                                     2,003          1,275
  Federal funds sold and other                                     141             91
  Federal Home Loan Bank of Boston stock dividends                  74             65
                                                               ----------------------
      Total interest and dividend income                        14,157         11,493
                                                               ----------------------
Interest expense:
  NOW accounts                                                      50             44
  Money market accounts                                             78            110
  Savings accounts                                               1,869          1,218
  Certificate of deposit accounts                                3,708          3,036
  Overnight and short-term borrowings                              192            130
  Federal Home Loan Bank of Boston borrowings                      950            764
  Other borrowings                                                  70             70
  Company-obligated mandatorily redeemable capital
   securities                                                       34             --
                                                               ----------------------
      Total interest expense                                     6,951          5,372
                                                               ----------------------
      Net interest income                                        7,206          6,121
Provision for loan losses                                          488            340
                                                               ----------------------
      Net interest income after provision for loan losses        6,718          5,781
                                                               ----------------------
Noninterest income:
  Loan related fees                                                 49             43
  Service charges on deposit accounts                              766            605
  Commissions on loans originated for others                        59              5
  Other income                                                     228            123
                                                               ----------------------
      Total noninterest income                                   1,102            776
                                                               ----------------------
Noninterest expense:
  Salaries and employee benefits                                 2,650          2,171
  Occupancy                                                        430            366
  Equipment                                                        231            209
  Data processing                                                  419            285
  Marketing                                                        188            235
  Professional services                                            215            260
  Loan servicing                                                   209            204
  Other real estate owned expense                                   43              3
  Amortization of goodwill                                         291            291
  Deposit tax and assessments                                       29             26
  Other expenses                                                   684            506
                                                               ----------------------
      Total noninterest expense                                  5,389          4,556
                                                               ----------------------
      Income before income taxes                                 2,431          2,001
Income tax expense                                                 871            695
                                                               ----------------------
      Net income                                               $ 1,560        $ 1,306
                                                               ======================

Per share data:

  Basic earnings per common share                              $  0.42        $  0.35
  Diluted earnings per common share                            $  0.40        $  0.35

  Average common shares outstanding - basic                  3,734,828      3,728,550
  Average common shares outstanding - diluted                3,865,939      3,728,550

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity

                                                                                            Accumulated
                                                                                               Other
                                                                                              Compre-
                                                                  Additional                  hensive
                                           Preferred    Common     Paid-in      Retained      Income
Three months ended March 31,                 Stock      Stock      Capital      Earnings    (Loss), Net      Total
----------------------------               ---------    ------    ----------    --------    -----------      -----
                                                                      (In thousands)

2001
----
Balance at December 31, 2000                 $ --        $ 37      $39,621       $13,815      $  (181)      $53,292
  Net income                                   --          --           --         1,560           --         1,560
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                                                927           927
                                                                                                            -------
  Comprehensive income                                                                                        2,487
  Common stock issued for incentive
      stock award, net                         --          --            5            --           --             5
  Dividends on common stock                    --          --           --          (448)          --          (448)
                                             ----------------------------------------------------------------------
Balance at March 31, 2001                    $ --        $ 37      $39,626       $14,927      $   746       $55,336
                                             ======================================================================

2000
----
Balance at December 31, 1999                 $ --        $ 37      $39,617       $ 9,763      $(1,742)      $47,675
  Net income                                   --          --           --         1,306           --         1,306
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                                               (424)         (424)
                                                                                                            -------
  Comprehensive income                                                                                          882
  Dividends on common stock                    --          --           --          (373)          --          (373)
                                             ----------------------------------------------------------------------
  Balance at March 31, 2000                  $ --        $ 37      $39,617       $10,696      $(2,166)      $48,184
                                             ======================================================================

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     ------------------
                                                                                     2001          2000
                                                                                     ----          ----
                                                                                       (In thousands)

Cash flows from operating activities:
  Net income                                                                      $  1,560      $  1,306
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                      684           600
    Provision for loan losses                                                          488           340
    Compensation expense from restricted stock grant                                     5            --
    (Increase) decrease in:
      Accrued interest receivable                                                     (970)         (527)
      Prepaid expenses and other assets                                               (218)         (149)
    Increase (decrease) in:
      Other liabilities                                                                961           213
    Other, net                                                                          20            12
                                                                                  ----------------------
        Net cash provided (used) by operating activities                             2,530         1,795
                                                                                  ----------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                                      (2,703)       (3,077)
    Commercial loans                                                                (9,331)      (20,996)
    Consumer loans                                                                  (4,033)       (2,817)
  Purchase of:
    Investment securities available for sale                                        (4,027)           --
    Mortgage-backed securities available for sale                                  (16,066)       (9,126)
    Residential mortgage loans                                                     (74,969)      (15,534)
    Consumer loans                                                                  (5,045)           --
    Federal Home Loan Bank of Boston stock                                          (1,211)           --
  Principal payments on:
    Investment securities available for sale                                        13,000         4,000
    Mortgage-backed securities available for sale                                    5,175         2,927
    Residential mortgage loans                                                      18,504        10,493
    Commercial loans                                                                 5,912         2,692
    Consumer loans                                                                   5,190         3,285
  Capital expenditures for premises and equipment                                     (206)         (656)
                                                                                  ----------------------
        Net cash provided (used) by investing activities                           (69,810)      (28,809)
                                                                                  ----------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                  (84)       39,408
  Net increase (decrease) in overnight and short-term borrowings                     3,447        (3,761)
  Proceeds from long-term borrowings                                                71,000        12,000
  Repayment of long-term borrowings                                                 (3,003)      (21,002)
  Dividends on common stock                                                           (448)         (373)
                                                                                  ----------------------
        Net cash provided (used) by financing activities                            70,912        26,272
                                                                                  ----------------------

  Net increase (decrease) in cash and cash equivalents                               3,632          (742)
  Cash and cash equivalents at beginning of period                                  34,453        24,486
                                                                                  ----------------------
  Cash and cash equivalents at end of period                                      $ 38,085      $ 23,744
                                                                                  ======================

Supplementary Disclosures:
  Cash paid for interest                                                          $  6,443      $  5,195
  Cash paid for income taxes                                                           165            35
  Non-cash transactions:
    Additions to other real estate owned in settlement of loans                         17            90
    Change in other comprehensive income, net of taxes                                 927          (424)

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank and BRI Statutory Trust I (an issuer of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's Annual Report to Shareholders filed with the Securities and Exchange Commission.

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

(3)   Recent Accounting Developments

      On December 20, 2000, FASB tentatively concluded that upon the effective date of its final statement on business combinations and intangible assets, goodwill recorded on an entity's balance sheets would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the final statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. The FASB decided to issue a revised Exposure Draft during the first quarter of 2001, limited to its tentative conclusions regarding an impairment-only approach to accounting for goodwill. The FASB plans to issue a final statement in 2001 that incorporates its tentative decisions. At March 31, 2001, the Company had $11.6 million of goodwill on its balance sheet that was being amortized at rate of $1.2 million annually.

(4)   Company-Obligated Mandatorily Redeemable Capital Securities

      On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the "Trust"), a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust. On February 22, 2001, the Trust issued $3.0 million of its 10.20% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $93,000 capital contribution for the Trust's common securities, were used to acquire $3.1 million of the Company's 10.20% Junior Subordinated notes due February 22, 2031, and constitute the sole asset of the Trust. The Company has, through the Declaration of Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities, to the extent the Trust has funds available therefore.

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

GENERAL
-------

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Providence and Kent counties. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. The Bank also has introduced both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com.
The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

NON-GAAP MEASURES OF FINANCIAL PERFORMANCE
------------------------------------------

      Contained within this document are various measures of financial performance that have been calculated excluding the amortization of goodwill and any related income taxes. These measures are identified as "cash" or "cash basis" and have been provided to assist the reader in evaluating the core performance of the Company. This presentation is not in accordance with Generally Accepted Accounting Principles ("GAAP"), but management believes it to be beneficial to gaining an understanding of the financial performance of the Company.

      The Bank's formation in 1996 resulted in the generation of $17.5 million of goodwill that is being amortized over a 15 year period. The amortization of goodwill reduces the Company's pre-tax income $1.2 million annually. Because of the impact of this amortization, certain information has been presented on both a GAAP and cash basis. Recently, the Financial Accounting Standards Board ("FASB") has concluded that goodwill would no longer be amortized, but will be subject to review for impairment. Upon the effective date of the final FASB statement, there will no longer be a difference between GAAP and cash basis presentation. Also see discussion under "Recent Accounting Developments".

      The following table sets forth selected financial measures according to GAAP and on a cash basis:

                                             Three Months Ended
                                                 March 31,
                                                 ---------
                                              2001      2000
                                              ----      ----

      Basic earnings per share               $0.42     $0.35
      Basic cash earnings per share          $0.47     $0.40

      Diluted earnings per share             $0.40     $0.35
      Diluted cash earnings per share        $0.45     $0.40

      Return on average assets                0.82%     0.81%
      Cash basis return on average assets     0.94%     0.95%

      Return on average equity               11.75%    11.11%
      Cash basis return on average equity    13.16%    12.72%

      Efficiency ratio                       64.87%    66.06%
      Cash basis efficiency ratio            61.36%    61.84%

OVERVIEW
--------

      Total assets increased $74.4 million, or 10.1%, to $813.8 million at March 31, 2001 from $739.4 million at December 31, 2000. The increase was predominantly in residential mortgage loans and mortgage-backed securities ("MBSs") and was funded by borrowings from the FHLB. In February 2001, the Company through its subsidiary, BRI Statutory Trust I, issued $3.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and supported the growth in assets that occurred during the quarter. Since the end of last year, total loans rose to $585.0 million, from $518.8 million, an increase of $66.1 million, or 12.7%, while total deposits remained stable, at $631.5 million. Shareholders' equity was $55.3 million at March 31, 2001, representing a $2.0 million, or 3.8%, increase over shareholders' equity at the end of 2000.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of federal funds sold, investment securities, MBSs, and stock in the FHLB) totaled $185.0 million, or 22.7% of total assets, at March 31, 2001, compared to $174.0 million, or 23.5% of total assets, at December 31, 2000. All $168.0 million of investment and mortgage-backed securities at March 31, 2001 were classified as available for sale and carried a total of $1.1 million in net unrealized gains at the end of the quarter. The increase in total investments of $11.0 million, or 6.3%, was centered in MBSs and was associated with the additional capital created through the issuance of the trust preferred securities.

      -- Loans. Total loans were $585.0 million, or 71.9% of total assets, at March 31, 2001, compared to $518.8 million, or 70.2% of total assets, at December 31, 2000. During the first quarter of 2001, the residential mortgage loan portfolio increased $59.1 million, or 23.8%, as the Bank purchased a number of residential mortgage loans in the secondary market. These purchases were funded by a series of FHLB borrowings and resulted in (at the time of settlement) an interest rate spread of approximately 175 basis points.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate, and construction loans) increased $3.2 million, or 1.5%, during the first quarter of 2001. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      Also during the first quarter of 2001, the consumer loan portfolio increased $3.8 million, or 6.6%, as the Bank purchased $5.0 million in automobile loan receivables. While the Bank continues to concentrate its origination efforts on commercial and consumer loan opportunities, management anticipates that the Bank will continue to originate residential mortgage loans on a limited basis for its customers. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:

                                                   March 31,    December 31,
                                                     2001          2000
                                                   ---------    ------------
                                                        (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate              $272,528      $212,197
  One- to four-family fixed rate                     33,000        34,609
                                                   ----------------------
      Subtotal                                      305,528       246,806
  Premium on loans acquired                           1,524         1,166
  Net deferred loan origination fees                    (56)          (49)
                                                   ----------------------
      Total residential mortgage loans             $306,996      $247,923
                                                   ======================

Commercial loans:
  Commercial real estate - nonowner occupied       $ 71,335      $ 69,315
    Commercial and industrial                        52,228        51,470
    Commercial real estate - owner occupied          38,003        38,272
    Small business                                   20,646        19,170
    Multi-family real estate                         14,685        15,933
    Leases                                           10,989        11,731
    Construction                                      8,360         7,070
                                                   ----------------------
      Subtotal                                      216,246       212,961
    Net deferred loan origination fees                 (192)         (143)
                                                   ----------------------
      Total commercial loans                       $216,054      $212,818
                                                   ======================

Consumer loans:
  Home equity - lines of credit                    $ 26,141      $ 26,215
  Home equity - term loans                           22,687        23,292
  Automobile                                          9,013         4,643
  Installment                                         1,317         1,348
  Savings secured                                       967           987
  Unsecured and other                                 1,099         1,044
                                                   ----------------------
      Subtotal                                       61,224        57,529
  Premium on loans acquired                             272           144
  Net deferred loan origination costs                   416           411
                                                   ----------------------
      Total consumer loans                         $ 61,912      $ 58,084
                                                   ======================

      -- Deposits and Borrowings. Total deposits remained relatively unchanged during the first three months of 2001, beginning at $631.6 million, or 85.4% of total assets, at December 31, 2000, and ending at $631.5 million, or 77.6% of total assets, at March 31, 2001. The decrease in the relative percentage of total assets that occurred during the quarter resulted from the growth in total assets being primarily funded by FHLB borrowings. Meanwhile, the composition of total deposits did change during the quarter. Core accounts (checking and savings) increased $6.5 million, or 1.8%, during the quarter, while certificates of deposit decreased $6.6 million, or 2.5%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth.

      The following table sets forth certain information regarding deposits:

                                                       March 31, 2001                    December 31, 2000
                                            ---------------------------------    ---------------------------------
                                                          Percent    Weighted                  Percent    Weighted
                                                            of       Average                     of       Average
                                             Amount        Total      Rate        Amount        Total      Rate
                                             ------       -------    --------     ------       -------    --------
                                                                     (Dollars in thousands)

NOW accounts                                $ 37,375        5.9%      0.55%      $ 36,910        5.8%      0.64%
Money market accounts                         11,681        1.8%      2.46%        12,283        1.9%      2.59%
Savings accounts                             223,877       35.5%      3.51%       210,728       33.4%      3.52%
Certificate of deposit accounts              259,028       41.0%      5.65%       265,623       42.1%      5.76%
                                            -------------------                  -------------------
      Total interest bearing deposits        531,961       84.2%      4.32%       525,544       83.2%      4.43%
Noninterest bearing accounts                  99,587       15.8%        --        106,088       16.8%        --
                                            -------------------                  -------------------
      Total deposits                        $631,548      100.0%      3.64%      $631,632      100.0%      3.69%
                                            ===================================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first quarter of 2001, FHLB borrowings increased $65.0 million, or 195.2%, as the Company sought to take advantage of lower, long-term borrowing rates and fund its asset growth. However, on a long-term basis, the Company intends to concentrate on increasing its core deposits.

Asset Quality
-------------

      The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances the Bank may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans.

      Nonperforming Assets. At March 31, 2001, the Company had nonperforming assets of $1.1 million, which represented 0.13% of total assets. This compares to nonperforming assets of $538,000, or 0.07% of total assets, at December 31, 2000. While the level of nonperforming assets increased $525,000, or 97.6%, during the first quarter of 2001, they still remain at a low level. Nonperforming assets at March 31, 2001, consisted of nonaccrual residential mortgage loans aggregating $481,000, nonaccrual commercial loans aggregating $502,000, nonaccrual consumer loans aggregating $33,000 and OREO aggregating $47,000. Included in nonaccrual loans were

$365,000 of impaired loans at March 31, 2001. There were no impaired loans as of December 31, 2000. No reserves were necessary against impaired loans as of March 31, 2001. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At March 31, 2001, loans with an aggregate balance of $266,000 were 60 to 89 days past due, a decrease of $71,000, or 21.1%, from $337,000 reported at December 31, 2000. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

                                                         March 31,    December 31,
                                                           2001          2000
                                                         ---------    ------------
                                                           (Dollars in thousands)

Loans accounted for on a nonaccrual basis                 $1,016         $508
Loans past due 90 days or more, but still accruing            --           --
Impaired loans (not included in nonaccrual loans)             --           --
                                                          -------------------
      Total nonperforming loans                            1,016          508
Other real estate owned                                       47           30
                                                          -------------------
      Total nonperforming assets                          $1,063         $538
                                                          ===================

Delinquent loans 60-89 days past due                      $  266         $337

Nonperforming loans as a percent of total loans             0.17%        0.10%
Nonperforming assets as a percent of total assets           0.13%        0.07%
Delinquent loans 60-89 days past due as a percent of
 total loans                                                0.05%        0.07%

      Management believes that the December 31, 2000 level of nonperforming assets and the charge-off experience for 2000 were unusually low. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it likely that the level of nonperforming assets will increase, as will its level of delinquencies and charge-offs.

Allowance for Loan Losses
-------------------------

      During the first quarter of 2001, the Company made provisions to the allowance for loan losses totaling $488,000 and had $203,000 of net charge-offs, bringing the balance in the allowance to $7,579,000, compared to $7,294,000 at December 31, 2000. The allowance, expressed as a percentage of total loans, was 1.30% as of March 31, 2001, compared to 1.41% at the prior year end and stood at 746.0% of nonperforming loans at March 31, 2001, compared to 1,435.8% of nonperforming loans at December 31, 2000.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of March 31, 2001, is adequate.

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

RESULTS OF OPERATIONS
---------------------

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

Three Months Ended March 31, 2001 and 2000
------------------------------------------

      -- Overview.      The Company reported net income for the first
quarter of 2001 of $1.6 million, up $254,000, or 19.4%, from the first quarter of 2000. Diluted earnings per common share were $0.40 for the first quarter of 2001, compared to $0.35 for the first quarter of 2000. Diluted cash earnings per common share were $0.45 for the 2001 period, compared to $0.40 for the 2000 period.

      The Company reported a return on average assets of 0.82% and a return on average equity of 11.75% for the 2001 period, as compared to a return on average assets of 0.81% and a return on average equity of 11.11% for the 2000 period. Cash basis return on average assets and cash basis return on average equity were 0.94% and 13.16% for the 2001 period, and 0.95% and 12.72% for the 2000 period, respectively.

      -- Net Interest Income. For the quarter ended March 31, 2001, net interest income was $7.2 million, compared to $6.1 million for the first quarter of 2000. The net interest margin for the first quarter of 2001 was 3.99% compared to a net interest margin of 4.04% for the 2000 period. The increase in net interest income of $1.1 million, or 17.7%, was primarily attributable to the continued growth of the Company. Average earning assets were $123.0 million, or 20.2%, higher, and average interest-bearing liabilities were $95.4 million, or 18.3%, higher, than the comparable period a year earlier. The decrease of 5 basis points in the net interest margin resulted primarily from the lower spreads associated with the recent wholesale transaction (purchase of residential mortgage loans funded with FHLB borrowings) compared to the spreads associated with traditional commercial lending funded by core deposits.

      -- Interest Income. Investments. Total investment income was $3.0 million for the quarter ended March 31, 2001, compared to $2.2 million for the first quarter of 2000. This increase in total investment income of $760,000, or 34.5%, was primarily attributable to an increase of $40.7 million, or 50.7%, in the average balance of MBSs. The Company's investments at the end of the first quarter of 2001 were primarily comprised of Agency securities or MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $11.2 million for the three months ended March 31, 2001, and represented a yield on total loans of 8.20%. This compares to $9.3 million of interest, and a yield of 7.92%, for the first quarter of 2000. Interest from commercial loans increased $821,000, or 21.1%, between the two quarters and represented the fastest growing segment of the total loan portfolio. Income from residential mortgage loans increased $811,000, or 18.4%, and consumer and other loan income increased $272,000, or 27.3%. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the first quarter of 2000 as follows: commercial loans increased $35.8 million, or 19.9%, consumer and other loans increased $12.6 million, or 26.9%, and residential mortgage loans increased $31.2 million, or 12.8%, respectively. In response to rising market interest rates, the yields on the various loan portfolio components changed as follows: commercial loans increased 16 basis points, to 8.88%; consumer and other loans increased 10 basis points, to 8.63%, and residential mortgage loans increased 36 basis points, to 7.58%.

      -- Interest Expense. Interest paid on deposits and borrowings increased $1.6 million, or 29.4%, to $7.0 million for the three months ended March 31, 2001, from $5.4 million for the same period during 2000. The increase in total interest expense was primarily the result of an increase in the average balance of interest-bearing liabilities outstanding. The average balance of interest-bearing liabilities increased $95.4 million, from $522.8 million in the first quarter of 2000 to $618.2 million in the first quarter of 2001, as borrowings were utilized to fund asset growth. Meanwhile, the overall average cost for interest-bearing liabilities increased 43 basis points from 4.13% for the first quarter of 2000 to 4.56% for the first quarter of 2001. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the first quarter of 2000 as follows: NOW accounts decreased 8 basis points, to 0.56%; money market accounts decreased 16 basis points, to 2.56%; savings deposits increased 69 basis points, to 3.51%; certificate of deposit accounts increased 62 basis points, to 5.72%; and borrowings decreased 37 basis points to 5.60%.

      -- Provision for Loan Losses. The provision for loan losses was $488,000 for the quarter ended March 31, 2001, up $148,000, or 43.5%, from the same quarter last year as the total loan portfolio grew $66.1 million, or 12.7%, during the quarter and charge-offs increased $205,000 from the first quarter of last year. When determining the provision for the quarter, management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $326,000, or 42.0%, to $1.1 million for the first quarter of 2001, from $776,000 for the first quarter of 2000. Service Charges on Deposit Accounts, which continues to represent the largest source of noninterest income for the Company, rose $161,000, or 26.6%, from $605,000 for the three months ended March 31, 2000, to $766,000 for the same period in 2001. Commissions on Loans Originated for Others increased $54,000, or

1080.0%, from the comparable period, as fixed rate mortgage loan activity increased substantially in response to the falling interest rate environment. Other Income increased $105,000, or 85.4%, primarily from revitalization of the Company's non-deposit investment sales program, which increased commissions $71,000 over the first quarter of last year.


      -- Noninterest Expense. Noninterest expenses for the first quarter of 2001 increased a total of $833,000, or 18.3%, to $5.4 million from $4.6 million in 2000. This increase occurred primarily in the following areas:
Salaries and Benefits (up $479,000, or 22.1%), Occupancy and Equipment (up $86,000, or 15.0%), Data Processing (up $134,000, or 47.0%), OREO Expenses (up $40,000, or 1,333.3%) and Other Expenses (up $178,000, or 35.2%).
During 2000, the Bank experienced substantial growth in both the commercial loan and core deposit areas that has resulted in the increased costs associated with the first quarter of 2001. In addition, during the third quarter of 2000, the Bank reviewed its salary structure and subsequently made adjustments to certain positions in order to bring their compensation to industry comparable levels. Partially offsetting these increases were decreases in: Marketing (down $47,000, or 20.0%) and Professional Services (down $45,000, or 17.3%). The Company's cash basis efficiency ratio for the first quarter of 2001 was 61.36%, compared to 61.84% for the first quarter of 2000, an improvement of 48 basis points.

      -- Income Tax Expense. Income tax expense of $871,000 was recorded for the three months ended March 31, 2001, compared to $695,000 for the same period during 2000. This represented total effective tax rates of 35.8% and 34.7%, respectively. Tax-favored income from U.S. Treasury and Agency securities along with the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

      The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company's ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of securities from the available for sale portfolio. Management believes that these sources are sufficient to fund the Bank's lending and investment activities.

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At March 31, 2001, federal funds sold, investment securities and MBSs available for sale amounted to $180.1 million, or 22.1% of total assets. This compares to $170.3 million, or 23.0% of total assets at December 31, 2000. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at March 31, 2001 was $55.3 million, as compared to $53.3 million at December 31, 2000. This increase of $2.0 million was the result of net income for the quarter of $1.6 million, less dividends of $448,000 and changes in unrealized gains on investment securities of $927,000.

      All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered "well capitalized."

      Capital guidelines have also been issued by the Federal Reserve Board ("FRB") for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis.

      As of March 31, 2001, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:

                                                                        Minimum Required          Minimum Required
                                                                          For Capital             To Be Considered
                                                   Actual              Adequacy Purposes         "Well Capitalized"
                                             ------------------        ------------------        ------------------
                                             Amount       Ratio        Amount       Ratio        Amount       Ratio
                                             ------       -----        ------       -----        ------       -----

At March 31, 2001:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)          $ 45,951       6.07%      $ 22,271      3.00%      $ 37,869       5.00%
Tier I capital (to risk weighted assets)      45,951       9.68%        18,998      4.00%        28,497       6.00%
Total capital (to risk weighted assets)       51,907      10.93%        37,995      8.00%        47,494      10.00%

Bank Rhode Island
Tier I capital (to average assets)          $ 45,592       6.02%      $ 22,720      3.00%      $ 37,867       5.00%
Tier I capital (to risk weighted assets)      45,592       9.60%        18,993      4.00%        28,490       6.00%
Total capital (to risk weighted assets)       51,548      10.86%        37,986      8.00%        47,483      10.00%

At December 31, 2000:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)          $ 41,543       5.91%      $ 21,086      3.00%      $ 35,144       5.00%
Tier I capital (to risk weighted assets)      41,543       9.50%        17,484      4.00%        26,226       6.00%
Total capital (to risk weighted assets)       47,029      10.76%        34,968      8.00%        43,710      10.00%

Bank Rhode Island
Tier I capital (to average assets)          $ 41,129       5.85%      $ 21,086      3.00%      $ 35,144       5.00%
Tier I capital (to risk weighted assets)      41,129       9.41%        17,484      4.00%        26,226       6.00%
Total capital (to risk weighted assets)       46,615      10.66%        34,968      8.00%        43,710      10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

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

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2001:

                                          Estimated Exposure
                                        to Net Interest Income
                                       -----------------------
                                       Dollar          Percent
                                       Change          Change
                                       ------          -------
                                       (Dollars in thousands)

Initial Twelve Month Period:
  Up 200 basis points                  $   631          2.17%
  Up 100 basis points                      336          1.16%
  Down 100 basis points                   (347)        (1.19%)
  Down 200 basis points                   (752)        (2.59%)

Subsequent Twelve Month Period:
  Up 200 basis points                  $ 1,454          5.04%
  Up 100 basis points                      879          3.05%
  Down 100 basis points                 (1,159)        (4.01%)
  Down 200 basis points                 (2,876)        (9.96%)

      While the Company reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2001, the Company's one year cumulative gap was a positive $41.3 million, or 5.08% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 34 to 36 of the Company's 2000 Annual Report to Shareholders.

                         BANCORP RHODE ISLAND, INC.
                              Other Information

PART II.  Other Information

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

          On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the "Trust"), a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust. On February 22, 2001, the Trust issued $3.0 million of its 10.20% Capital Securities through a pooled trust preferred securities offering, conducted in compliance with Regulation S and Rule 144A promulgated under the Securities Act of 1933, as amended. First Tennessee Capital Markets and Keefe Bruyette & Woods, Inc. served as co-placement agents and received a placement fee equal to 3% of the offering proceeds. The proceeds from this issuance, along with the Company's $93,000 capital contribution for the Trust's common securities, were used to acquire $3.1 million aggregate principal amount of the Company's 10.20% Junior Subordinated Notes due February 22, 2031, which constitute the sole asset of the Trust. The Company has, through the Declaration of Trust establishing the Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities, to the extent the Trust has funds available therefore.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          No defaults upon senior securities have taken place.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          No information to report.

ITEM 5.   OTHER INFORMATION

          No information to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 10.10-CEO Deferred Compensation Agreement by and
                              between Bank Rhode Island and Merrill W. Sherman

                Exhibit 10.11-Restricted Stock Agreement by and among Bancorp
                              Rhode Island, Inc. Bank Rhode Island and Merrill
                              W. Sherman

          (b)   Reports on Form 8-K

                No information to report.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Bancorp Rhode Island, Inc.


May 10, 2001                           /s/  Merrill W. Sherman
------------                           ------------------------------
   (Date)                                   Merrill W. Sherman
                                            President and
                                            Chief Executive Officer


May 10, 2001                           /s/  Albert R. Rietheimer
                                       ------------------------------
   (Date)                                   Albert R. Rietheimer
                                            Chief Financial Officer
                                            and Treasurer