Form 10-Q
period 2001-06-30
BANCORP RHODE ISLAND INC
filed 2001-08-10
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.



                                  FORM 10-Q



Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended: June 30, 2001


                        Commission File No. 001-16101


                         BANCORP RHODE ISLAND, INC.
----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

          RHODE ISLAND                                       05-0509802
----------------------------------------------------------------------------
  (State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                        Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
----------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 456-5000
----------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not Applicable
----------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 6, 2001:

       Common Stock - Par Value $0.01         3,738,250 shares
       ------------------------------         ----------------
                  (class)                       (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                            PAGE NUMBER
                                                            -----------

          Cover Page                                              1

          Index                                                   2

                       PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Operations               4

              Consolidated Statements of Changes in
               Shareholders' Equity                               5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements        7 - 8

Item 2    Management's Discussion and Analysis                  9 - 19

Item 3    Quantitative and Qualitative Disclosures About
           Market Risk                                           20

                         PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                      21

Item 2    Changes in Securities                                  21

Item 3    Default upon Senior Securities                         21

Item 4    Submission of Matters to a Vote of Security
           Holders                                               21

Item 5    Other Information                                      21

Item 6    Exhibits and Reports on Form 8-K                       21

          Signature Page                                         22

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                                 June 30,    December 31,
                                                                                   2001          2000
                                                                                 --------    ------------
                                                                                  (Dollars in thousands)

ASSETS:
  Cash and due from banks                                                        $ 29,358      $ 28,853
  Federal funds sold                                                               10,980         5,600
  Investment securities available for sale (amortized cost of $55,259 and
   $47,459 at June 30, 2001 and December 31, 2000, respectively)                   58,450        47,296
  Mortgage-backed securities available for sale (amortized cost of $128,573
   and $117,543 at June 30, 2001 and December 31, 2000, respectively)             129,467       117,431
  Stock in Federal Home Loan Bank of Boston                                         4,915         3,704
  Loans receivable:
    Residential mortgage loans                                                    304,909       247,923
    Commercial loans                                                              218,013       212,818
    Consumer and other loans                                                       62,047        58,084
                                                                                 ----------------------
      Total loans                                                                 584,969       518,825
    Less allowance for loan losses                                                 (7,877)       (7,294)
                                                                                 ----------------------
      Net loans                                                                   577,092       511,531
Premises and equipment, net                                                         6,618         6,384
Other real estate owned                                                                22            30
Goodwill, net                                                                      11,348        11,930
Accrued interest receivable                                                         6,164         5,630
Prepaid expenses and other assets                                                   1,295         1,031
                                                                                 ----------------------
      Total assets                                                               $835,709      $739,420
                                                                                 ======================

LIABILITIES:
Deposits:
  Demand deposit accounts                                                        $104,085      $106,088
  NOW accounts                                                                     46,949        36,910
  Money market accounts                                                            10,498        12,283
  Savings accounts                                                                236,071       210,728
  Certificate of deposit accounts                                                 261,017       265,623
                                                                                 ----------------------
      Total deposits                                                              658,620       631,632
Overnight and short-term borrowings                                                17,124        13,847
Federal Home Loan Bank of Boston borrowings                                        98,287        33,292
Other borrowings                                                                       --         4,750
Company-obligated mandatorily redeemable capital securities                         3,000            --
Other liabilities                                                                   2,363         2,607
                                                                                 ----------------------
      Total liabilities                                                           779,394       686,128
                                                                                 ----------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
   Voting:  Issued and outstanding 3,509,773 shares in 2001 and 3,448,950
    shares in 2000                                                                     35            34
   Non-Voting: Issued and outstanding 228,477 shares in 2001 and 280,000
    shares in 2000                                                                      2             3
Additional paid--in capital                                                        39,648        39,621
Retained earnings                                                                  16,051        13,815
Accumulated other comprehensive income (loss), net                                    579          (181)
                                                                                 ----------------------
      Total shareholders' equity                                                   56,315        53,292
                                                                                 ----------------------
      Total liabilities and shareholders' equity                                 $835,709      $739,420
                                                                                 ======================



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                       ----------------------      ----------------------
                                                         2001          2000          2001          2000
                                                         ----          ----          ----          ----
                                                         (Dollars in thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                           $  5,485      $  4,449      $ 10,699      $  8,852
  Commercial loans                                        4,568         4,379         9,281         8,271
  Consumer and other loans                                1,199         1,068         2,469         2,066
  Investment securities                                     705           777         1,447         1,546
  Mortgage--backed securities                             1,954         1,315         3,957         2,590
  Federal funds sold and other                              215           138           356           229
  Federal Home Loan Bank of Boston stock dividends           77            69           151           134
                                                       --------------------------------------------------

      Total interest and dividend income                 14,203        12,195        28,360        23,688
                                                       --------------------------------------------------

Interest expense:
  NOW accounts                                               58            50           108            94
  Money market accounts                                      60            95           138           205
  Savings accounts                                        1,785         1,427         3,654         2,645
  Certificate of deposit accounts                         3,566         3,340         7,274         6,376
  Overnight and short-term borrowings                       116           142           308           272
  Federal Home Loan Bank of Boston borrowings             1,373           560         2,323         1,324
  Other borrowings                                           68            70           138           140
  Company-obligated mandatorily redeemable capital
   securities                                                79            --           113            --
                                                       --------------------------------------------------
      Total interest expense                              7,105         5,684        14,056        11,056
                                                       --------------------------------------------------
      Net interest income                                 7,098         6,511        14,304        12,632
Provision for loan losses                                   352           382           840           722
                                                       --------------------------------------------------
      Net interest income after provision for loan
       losses loan losses                                 6,746         6,129        13,464        11,910
                                                       --------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                       894           662         1,660         1,267
  Loan related fees                                          51            63           100           106
  Commissions on loans originated for others                 71            13           130            18
  Gain on sale of mortgage-backed securities                  4            --             4            --
  Other income                                              286           136           514           259
                                                       --------------------------------------------------
      Total noninterest income                            1,306           874         2,408         1,650
                                                       --------------------------------------------------

Noninterest expense:
  Salaries and employee benefits                          2,665         2,350         5,315         4,521
  Occupancy                                                 438           374           868           740
  Equipment                                                 208           236           439           445
  Data processing                                           463           324           882           609
  Marketing                                                 369           366           557           601
  Professional services                                     185           163           400           423
  Loan servicing                                            242           182           451           386
  Other real estate owned expense                            21             6            64             9
  Amortization of goodwill                                  291           291           582           582
  Deposit tax and assessments                                29            26            58            52
  Other                                                     737           605         1,421         1,111
                                                       --------------------------------------------------
      Total noninterest expense                           5,648         4,923        11,037         9,479
                                                       --------------------------------------------------
      Income before income taxes                          2,404         2,080         4,835         4,081
Income tax expense                                          832           724         1,703         1,419
                                                       --------------------------------------------------
      Net income                                       $  1,572      $  1,356      $  3,132      $  2,662
                                                       ==================================================

Per share data:
  Basic earnings per common share                      $   0.42      $   0.36      $   0.84      $   0.71
  Diluted earnings per common share                    $   0.40      $   0.36      $   0.81      $   0.71

  Average common shares outstanding - basic           3,729,879     3,728,550     3,729,415     3,728,550
  Average common shares outstanding - diluted         3,888,868     3,734,989     3,874,452     3,728,550



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-
                                                         Additional                 hensive
                                                Common    Paid-in     Retained      Income
Six months ended June 30,                       Stock     Capital     Earnings    (Loss), Net      Total
-------------------------                       ------   ----------   --------    -----------      -----
                                                                   (In thousands)

2001
----
Balance at December 31, 2000                     $37      $39,621     $ 13,815      $  (181)      $53,292
  Net income                                      --           --        3,132           --         3,132
  Other comprehensive income, net of tax:
    Unrealized holding gain (loss) on
     securities available for sale                                                      757           757
    Gain on securities available
     for sale included in net income                                                      3             3
                                                                                                  -------
  Comprehensive income                                                                              3,892

  Proceeds from exercise of options               --           16           --           --            16
  Common stock issued for incentive
   stock award, net                               --           11           --           --            11
  Dividends on common stock                       --           --         (896)          --          (896)
                                                 --------------------------------------------------------

Balance at June 30, 2001                         $37      $39,648      $16,051      $   579       $56,315
                                                 ========================================================

2000
----
Balance at December 31, 1999                     $37      $39,617      $ 9,763      $(1,742)      $47,675
  Net income                                      --           --        2,662           --         2,662
  Other comprehensive income, net of tax:
    Unrealized holding gain (loss) on
     securities available for sale                                                     (368)         (368)
                                                                                                  -------
  Comprehensive income                                                                              2,294

  Dividends on common stock                       --           --         (746)          --          (746)
                                                 --------------------------------------------------------

Balance at June 30, 2000                         $37      $39,617      $11,679      $(2,110)      $49,223
                                                 ========================================================



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                                       Six Months Ended
                                                                           June 30,
                                                                   ---------------------
                                                                      2001            2000
                                                                      ----            ----
                                                                         (In thousands)

Cash flows from operating activities:
  Net income                                                       $   3,132       $   2,662
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                                      1,511           1,247
    Provision for loan losses                                            840             722
    Loss/(gain) on mortgage-backed securities                             (4)             --
    Loss/(gain) on other real estate owned, net                          (14)             (7)
    Compensation expense from restricted stock grant                      11              --
    (Increase) decrease in:
      Accrued interest receivable                                       (534)           (305)
      Prepaid expenses and other assets                                 (656)            (64)
    Increase (decrease) in:
      Other liabilities                                                 (244)           (959)
    Other, net                                                             9              21
                                                                   -------------------------
      Net cash provided (used) by operating activities                 4,051           3,317
                                                                   -------------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                        (7,082)         (5,457)
    Commercial loans                                                 (24,813)        (30,450)
    Consumer loans                                                    (9,398)         (8,932)
  Purchase of:
    Investment securities available for sale                         (34,026)         (3,000)
    Mortgage-backed securities available for sale                    (33,000)        (18,517)
    Residential mortgage loans                                      (105,689)        (22,579)
    Consumer loans                                                    (5,045)             --
    Federal Home Loan Bank of Boston stock                            (1,211)             --
  Principal payments on:
    Investment securities available for sale                          23,000           7,000
    Mortgage-backed securities available for sale                     18,017           7,141
    Residential mortgage loans                                        55,454          22,205
    Commercial loans                                                  19,407           4,560
    Consumer loans                                                    10,342           5,679
    Proceeds from sale of mortgage-backed securities                   3,885              --
    Proceeds from disposition of other real estate owned                  84              88
    Proceeds from sale of premises and equipment                          18              --
    Capital expenditures for premises and equipment                     (739)           (946)
                                                                   -------------------------
      Net cash provided (used) by investing activities               (90,796)        (43,208)
                                                                   -------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                 26,988          65,980
  Net increase (decrease) in overnight and short-term
   borrowings                                                          3,277          (3,188)
  Proceeds from long-term borrowings                                  71,000          12,000
  Repayment of long-term borrowings                                   (7,755)        (25,004)
  Proceeds from exercise of stock options                                 16              --
  Dividends on common stock                                             (896)           (746)
                                                                   -------------------------
      Net cash provided (used) by financing activities                92,630          49,042
                                                                   -------------------------

  Net increase (decrease) in cash and cash equivalents                 5,885           9,151
  Cash and cash equivalents at beginning of period                    34,453          24,486
                                                                   -------------------------
  Cash and cash equivalents at end of period                       $  40,338       $  33,637
                                                                   =========================

Supplementary Disclosures:
  Cash paid for interest                                           $  13,249       $  11,013
  Cash paid for income taxes                                           2,690           2,005
  Non-cash transactions:
    Additions to other real estate owned in settlement of
     loans                                                                62             137
    Change in other comprehensive income, net of taxes                   760            (368)



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

(2)   Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other contracts to issue common stock were exercised and resulted in the issuance of additional common stock that then shared in the earnings of the entity.

(3)   Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At June 30, 2001, the Company had $11.3 million of goodwill on its balance sheet that was being amortized at a rate of $1.2 million annually.

(4)   Company-Obligated Mandatorily Redeemable Capital Securities

      On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the "Trust"), a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust. On February 22, 2001, the Trust issued $3.0 million of its 10.20% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $93,000 capital contribution for the Trust's common securities, were used to acquire $3.1 million of the Company's 10.20% Junior Subordinated notes due February 22, 2031, and constitute the sole asset of the Trust. The Company has, through the Declaration of Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities, to the extent the Trust has funds available therefor.

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

      The Bank's formation in 1996 resulted in the generation of $17.5 million of goodwill that is being amortized over a 15 year period. The amortization of goodwill reduces the Company's pre-tax income $1.2 million annually. Because of the impact of this amortization, certain information has been presented on both a GAAP and cash basis. Recently, the Financial Accounting Standards Board ("FASB") has concluded that goodwill would no longer be amortized, but will be subject to periodic review for impairment. For the Company, beginning in 2002, there will no longer be a difference between GAAP and cash basis presentations. Also see discussion under "Recent Accounting Developments".

      The following table sets forth selected financial measures in accordance with GAAP and on a cash basis:


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    2001        2000        2001        2000
                                    ----        ----        ----        ----

Basic EPS                          $0.42       $0.36       $0.84       $0.71
Basic Cash EPS                     $0.47       $0.41       $0.94       $0.82

Diluted EPS                        $0.40       $0.36       $0.81       $0.71
Diluted Cash EPS                   $0.45       $0.41       $0.91       $0.82

ROA                                 0.77%       0.81%       0.80%       0.81%
Cash Basis ROA                      0.88%       0.94%       0.91%       0.94%

ROE                                11.40%      11.41%      11.58%      11.26%
Cash Basis ROE                     12.78%      13.01%      12.97%      12.87%

Efficiency Ratio                   67.21%      66.66%      66.04%      66.37%
Cash Basis Efficiency Ratio        63.74%      62.72%      62.56%      62.30%


OVERVIEW
--------

      Total assets increased $96.3 million, or 13.0%, to $835.7 million at June 30, 2001 from $739.4 million at December 31, 2000. The increase was predominantly in residential mortgage loans and mortgage-backed securities ("MBSs") and was primarily funded by borrowings from the FHLB. In February 2001, the Company through its subsidiary, BRI Statutory Trust I, issued $3.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and supported the growth in assets that occurred during the first half of 2001. Since the end of last year, total loans have risen to $585.0 million, from $518.8 million, an increase of $66.1 million, or 12.7%, while total deposits have risen to $658.6 million, from $631.6 million, an increase of $27.0 million, or 4.3%. Shareholders' equity was $56.3 million at June 30, 2001, representing a $3.0 million, or 5.7%, increase over shareholders' equity at the end of 2000.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of federal funds sold, investment securities, MBSs and stock in the FHLB) totaled $203.8 million, or 24.4% of total assets, at June 30, 2001, compared to $174.0 million, or 23.5% of total assets, at December 31, 2000. All $187.9 million of investment securities and MBSs at June 30, 2001 were classified as available for sale and carried a total of $4.1 million in net unrealized gains. The increase of $29.8 million, or 17.1%, in total investments was centered in investment securities and MBSs and was associated with the growth in total deposits and the additional capital created through the issuance of the trust preferred securities.

      -- Loans. Total loans were $585.0 million, or 70.0% of total assets, at June 30, 2001, compared to $518.8 million, or 70.2% of total assets, at December 31, 2000. During the first half of 2001, the residential mortgage loan portfolio increased $57.0 million, or 23.0%, as the Bank purchased a number of residential mortgage loans in the secondary market. These purchases were primarily funded with a series of FHLB borrowings.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate and construction loans) increased $5.2 million, or 2.4%, during the first half of 2001. Particular emphasis is placed on the generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      Also during the first six months of 2001, the consumer loan portfolio increased $4.0 million, or 6.8%, as the Bank purchased $5.0 million of automobile loans. While the Bank continues to concentrate its origination efforts on commercial and consumer loan opportunities, management anticipates that the Bank will continue to originate residential mortgage loans on a limited basis for its customers. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                           June 30,    December 31,
                                                             2001          2000
                                                           --------    ------------
                                                                (In thousands)


Residential mortgage loans:
  One- to four-family adjustable rate                      $273,019      $212,197
  One- to four-family fixed rate                             30,528        34,609
                                                           ----------------------
      Subtotal                                              303,547       246,806
  Premium on loans acquired                                   1,428         1,166
  Net deferred loan origination fees                            (66)          (49)
                                                           ----------------------
      Total residential mortgage loans                     $304,909      $247,923
                                                           ======================

Commercial loans:
  Commercial real estate - nonowner occupied               $ 67,637      $ 69,315
  Commercial and industrial                                  53,321        51,470
  Commercial real estate - owner occupied                    40,974        38,272
  Small business                                             21,418        19,170
  Multi-family real estate                                   14,362        15,933
  Leases                                                     10,836        11,731
  Construction                                                9,629         7,070
                                                           ----------------------
      Subtotal                                              218,177       212,961
  Net deferred loan origination fees                           (164)         (143)
                                                           ----------------------
      Total commercial loans                               $218,013      $212,818
                                                           ======================

Consumer loans:
  Home equity - lines of credit                            $ 27,022      $ 26,215
  Home equity - term loans                                   22,853        23,292
  Automobile                                                  8,166         4,643
  Installment                                                 1,333         1,348
  Savings secured                                               854           987
  Unsecured and other                                         1,154         1,044
                                                           ----------------------
      Subtotal                                               61,382        57,529
  Premium on loans acquired                                     246           144
  Net deferred loan origination costs                           419           411
                                                           ----------------------
      Total consumer loans                                 $ 62,047      $ 58,084
                                                           ======================


      -- Deposits and Borrowings. Total deposits increased by $27.0 million, or 4.3%, during the first half of 2001, from $631.6 million, or 85.4% of total assets, at December 31, 2000, to $658.6 million, or 78.8% of total assets, at June 30, 2001. The decrease in the relative percentage of total assets that occurred during 2001 resulted from the growth in total assets being primarily funded by FHLB borrowings. Meanwhile, the composition of total deposits changed as follows: core deposit accounts (checking and savings accounts) increased $31.6 million, or 8.6%, while certificates of deposit decreased $4.6 million, or 1.7%. At June 30, 2001, core deposit accounts comprised 60.4% of total deposits, compared to 57.9% of total deposits at December 31, 2000. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth.

      The following table sets forth certain information regarding deposits:


                                                      June 30, 2001                       December 31, 2000
                                            ----------------------------------    ---------------------------------
                                                         Percent      Weighted                 Percent      Weighted
                                                           of         Average                    of         Average
                                             Amount       Total        Rate        Amount       Total        Rate
                                             ------      -------      --------     ------      -------      --------
                                                                     (Dollars in thousands)

NOW accounts                                $ 46,949        7.1%       0.63%      $ 36,910        5.8%      0.64%
Money market accounts                         10,498        1.6%       2.06%        12,283        1.9%      2.59%
Savings accounts                             236,071       35.9%       2.79%       210,728       33.4%      3.52%
Certificate of deposit accounts              261,017       39.6%       5.44%       265,623       42.1%      5.76%
                                            -------------------                   -------------------
      Total interest bearing deposits        554,535       84.2%       3.84%       525,544       83.2%      4.43%
Noninterest bearing accounts                 104,085       15.8%         --        106,088       16.8%        --
                                            -------------------                   -------------------
      Total deposits                        $658,620      100.0%       3.24%      $631,632      100.0%      3.69%
                                            ====================================================================


      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first half of 2001, FHLB borrowings increased $65.0 million, or 195.2%, as the Company sought to take advantage of lower, long-term borrowing rates to fund its asset growth. However, on a long-term basis, the Company intends to concentrate on increasing its core deposits.

Asset Quality
-------------

      The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing, and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans.

      -- Nonperforming Assets. At June 30, 2001, the Company had nonperforming assets of $3.0 million, which represented .35% of total assets. This compares to an unusually low level of nonperforming assets at December 31, 2000, of $538,000, or .07% of total assets. The Bank's nonperforming assets at June 30, 2001, consisted of nonaccrual commercial loans aggregating $2.4 million, nonaccrual residential mortgage loans aggregating $487,000, nonaccrual consumer loans aggregating $33,000 and OREO aggregating $22,000. Included in nonaccrual loans were $2.4 million of impaired loans at June 30, 2001. There were no impaired loans at December 31, 2000. The Company maintained reserves of $1.0 million against impaired loans at June 30, 2001. The

Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At June 30, 2001, loans with an aggregate balance of $481,000 were 60 to 89 days past due, an increase of $144,000, or 42.7%, from $337,000 reported at December 31, 2000. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                         June 30,    December 31,
                                                           2001          2000
                                                         --------    ------------
                                                          (Dollars in thousands)

Loans accounted for on a nonaccrual basis                 $2,928         $508
Loans past due 90 days or more, but still accruing            --           --
                                                          -------------------
      Total nonperforming loans                            2,928          508
Other real estate owned                                       22           30
                                                          -------------------
      Total nonperforming assets                          $2,950         $538
                                                          ===================

Delinquent loans 60-89 days past due                      $  481         $337

Nonperforming loans as a percent of total loans              .50%         .10%
Nonperforming assets as a percent of total assets            .35%         .07%
Delinquent loans 60-89 days past due as a percent of
 total loans                                                 .08%         .07%


      Adversely Classified Assets. The Company's management adversely classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      At June 30, 2001, the Company had $11.1 million of assets that were classified as substandard. This compares to $5.8 million of assets that were classified as substandard at December 31, 2000. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2001, included in the $11.1 million of assets that were classified as substandard, were $8.2 million of performing loans. This compares to $5.3 million of adversely classified performing assets as of December 31, 2000. This increase in adversely classified assets is reflective of a softening in commercial credit quality, which in turn may lead to an increase in nonperforming assets in future periods.

Allowance for Loan Losses
-------------------------

      During the first six months of 2001, the Company made provisions to the allowance for loan losses totaling $840,000 and had $257,000 of net charge-offs, bringing the balance in the allowance to $7.9 million at June 30, 2001, compared to $7.3 million at December 31, 2000. The allowance, expressed as a percentage of total loans, was 1.35% as of June 30, 2001, compared to 1.41% at the prior year-end and stood at 269.0% of nonperforming loans at June 30, 2001, compared to 1,435.8% of nonperforming loans at December 31, 2000.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of June 30, 2001, is adequate.

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

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

      -- Overview.     The Company reported net income for the second
quarter of 2001 of $1.6 million, up $216,000, or 15.9%, from the second quarter of 2000. Diluted earnings per common share were $0.40 for the second quarter of 2001, compared to $0.36 for the second quarter of 2000. Diluted cash earnings per common share were $0.45 for the 2001 period, compared to $0.41 for the 2000 period.

      The Company reported a return on average assets of 0.77% and a return on average equity of 11.40% for the 2001 period, as compared to a return on average assets of 0.81% and a return on average equity of 11.41% for the 2000 period. Cash basis return on average assets and cash basis return on average equity were 0.88% and 12.78% for the 2001 period, and 0.94% and 13.01% for the 2000 period, respectively.

      -- Net Interest Income. For the quarter ended June 30, 2001, net interest income was $7.1 million, compared to $6.5 million for the 2000 period. The net interest margin for the second quarter of 2001 was 3.64% compared to a net interest margin of 4.16% for the 2000 period. The increase in net interest income of $587,000, or 9.0%, was primarily attributable to the continued growth of the

Company. Average earnings assets were $152.4 million, or 24.2%, higher and average interest-bearing liabilities were $127.1 million, or 23.8%, higher than the comparable period a year earlier. The decrease of 52 basis points in the net interest margin was partially the result of the wholesale transaction (purchase of residential mortgage loans funded with FHLB borrowings) consummated in the first quarter of 2001 and partially the result of the 250 basis point decrease in market interest rates experienced in the first half of 2001.

      -- Interest Income. Investments. Total investment income was $3.0 million for the quarter ended June 30, 2001, compared to $2.3 million for the second quarter of 2000. This increase in total investment income of $652,000, or 28.4%, was primarily attributable to an increase of $47.6 million, or 57.9%, in the average balance of MBSs. The Company's investments at June 30, 2001 were primarily comprised of Agency securities and MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $11.3 million for the three months ended June 30, 2001, and represented a yield on total loans of 7.73%. This compares to $9.9 million of interest, and a yield of 8.12%, for the second quarter of 2000. Interest from residential mortgage loans increased $1.0 million, or 23.3%, between the two quarters and was primarily attributable to the continued purchase of loans. Income from commercial loans increased $189,000, or 4.3%, and consumer and other loan income increased $132,000, or 12.3%. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the second quarter of 2000 as follows: residential mortgage loans increased $58.2 million, or 23.9%, commercial loans increased $23.0 million, or 11.7%, and consumer and other loans increased $13.2 million, or 27.2%. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: commercial loans decreased 61 basis points, to 8.35%; consumer and other loans decreased 106 basis points, to 7.78%, and residential mortgage loans decreased 4 basis points, to 7.27%.

      -- Interest Expense. Interest paid on deposits and borrowings increased $1.4 million, or 25.0%, to $7.1 million for the three months ended June 30, 2001, from $5.7 million paid during the second quarter of 2000. The increase in total interest expense was primarily the result of an increase in the average balance of interest-bearing liabilities outstanding. The average balance of interest-bearing liabilities increased $127.1 million, from $535.0 million in the second quarter of 2000 to $662.1 million in the second quarter of 2001, as borrowings were utilized to fund much of the asset growth. Meanwhile, the overall average cost for interest-bearing liabilities increased 3 basis points from 4.27% for the second quarter of 2000 to 4.30% for the second quarter of 2001. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the second quarter of 2000 as follows: NOW accounts decreased 7 basis points, to 0.58%, money market accounts decreased 44 basis points, to 2.21%, savings accounts increased 3 basis points, to 3.10%, certificate of deposit accounts increased 19 basis points, to 5.53%, and borrowings decreased 65 basis points to 5.41%.

      -- Provision for Loan Losses. The provision for loan losses was $352,000 for the quarter ended June 30, 2001, down $30,000, or 7.9%, from the same quarter last year. Growth in the commercial loan portfolio slowed to an annualized rate of 3.6% during the second quarter of 2001, compared to an annualized growth rate of 15.8% during the second quarter of 2000. When determining the provision for the quarter, management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $432,000, or 49.4%, to $1.3 million for the second quarter of 2001, from $874,000 for the 2000 quarter. Service Charges on Deposit Accounts, which represent the largest source of noninterest income for the Company, rose $232,000, or 35.0%, from $662,000 for the quarter ended June 30, 2000, to $894,000 for the same period in 2001, as core deposit accounts continued to grow. Commissions on Loans Originated for Others increased $58,000, or 446.2%, from the comparable period, as fixed rate mortgage loan activity increased substantially in response to the falling interest rate environment. Other Income increased $150,000, or 110.3%, primarily from revitalization of the Company's non-deposit investment sales program, which increased commissions $70,000 over the second quarter of last year.

      -- Noninterest Expense. Total noninterest expense for the second quarter of 2001 increased $725,000, or 14.7%, to $5.6 million from $4.9 million in 2000. This increase occurred primarily in the following areas:
Salaries and Benefits (up $315,000, or 13.4%), Occupancy (up $64,000, or 17.1%), Data Processing (up $139,000, or 42.9%), Loan Servicing (up $60,000, or 33.0%) and Other Expenses (up $132,000, or 21.8%). During 2000 and early 2001, the Bank experienced substantial growth in both loans and core deposits that resulted in the increased operating costs evidenced in the second quarter of 2001. In addition, during the third quarter of 2000, following a review of its salary structure, the Company increased base salaries for several positions in order to bring their compensation to industry comparable levels. The Company's cash basis efficiency ratio for the second quarter of 2001 was 63.74%, compared to 62.72% for the second quarter of 2000, an increase of 102 basis points.

      -- Income Tax Expense. Income tax expense of $832,000 was recorded for the quarter ended June 30, 2001, compared to $724,000 for the 2000 period. This represented total effective tax rates of 34.6% and 34.8%, respectively. Tax-favored income from U.S. Treasury and Agency securities along with the utilization of a Rhode Island passive investment company has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

      -- Overview. Net income for the first half of 2001, increased $470,000, or 17.7%, to $3.1 million, or $0.81 per diluted common share, from $2.7 million, or $0.71 per diluted common share, for the first half of 2000. Diluted cash earnings per common share were $0.91 for the 2001 period, compared to $0.82 for the 2000 period.

      This performance represented a return on average assets of 0.80% and a return on average equity of 11.58% for the 2001 period, as compared to a return on average assets of 0.81% and a return on average equity of 11.26% for the 2000 period. Cash basis return on average assets and cash basis return on average equity were 0.91% and 12.97% for the 2001 period, and 0.94% and 12.87% for the 2000 period, respectively.

      -- Net Interest Income. For the six months ended June 30, 2001, net interest income was $14.3 million, compared to $12.6 million for the first half of 2000. The net interest margin for the first six months of 2001 was 3.81% compared to a net interest margin of 4.10% for the 2000 period. The increase in net interest income of $1.7 million, or 13.2%, was primarily attributable to the overall growth of the Company. Average earning assets increased $137.7 million, or 22.2%, and average interest-bearing liabilities increased $111.4 million, or 21.1%, over the comparable period a year earlier. The decrease of 29 basis points in the net interest margin was primarily caused by two factors: 1) the tighter spreads associated with the first quarter wholesale transaction resulted in an approximately 16 basis point decrease in the margin, and 2) the dramatic drop in market interest rates since the beginning of 2001 resulted in an approximately 13 basis point decrease in the margin.

      -- Interest Income. Investments. Total investment income was $5.9 million for the six months ended June 30, 2001, compared to $4.5 million for the first half of 2000. This increase in total investment income of $1.4 million, or 31.4%, was primarily attributable to a $44.2 million, or 54.4%, increase in the average balance of MBSs. Meanwhile, the overall yield on investments decreased 22 basis points in response to dramatically lower market interest rates.

      -- Interest Income. Loans. Interest from loans was $22.4 million for the six months ended June 30, 2001, and represented a yield on total loans of 7.96%. This compares to $19.2 million of interest, and a yield of 8.03%, for the first half of 2000. This increase of $3.3 million, or 17.0%, in interest on loans was due primarily to an increase in the average balance of loans outstanding. The average balance of the various components of the loan portfolio changed as follows: residential mortgage loans increased $44.8 million, or 18.4%, commercial loans increased $29.4 million, or 15.6%, and consumer and other loans increased $12.9 million, or 27.1%. In addition, the yields on the various components of the loan portfolio changed as follows: residential mortgage loans increased 15 basis points, to 7.42%; commercial loans decreased 24 basis points, to 8.61%; and consumer and other loans decreased 49 basis points, to 8.19%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but will also originate residential mortgage loans for its portfolio on a limited basis.

      -- Interest Expense. Interest paid on deposits and borrowings increased $3.0 million, or 27.1%, to $14.1 million for the six months ended June 30, 2001, compared to $11.1 million for the same period during 2000. The increase in total interest was primarily attributable to growth in savings and certificate of deposit accounts, along with the use of borrowings to fund the overall growth of the Company. The average balance of interest-bearing liabilities increased $111.4 million, from $528.9 million in 2000, to $640.3 million in 2001. The Company continued to experience strong average balance growth in core deposit accounts, specifically noninterest bearing demand deposit accounts (up $19.6 million, or 25.7%) and savings accounts (up $43.3 million, or 24.0%). In addition, the Company increased its utilization of borrowed funds (up $47.5 million, or 81.4%). The overall average cost for interest-bearing liabilities increased 23 basis points from 4.20% for the first half of 2000, to 4.43% for the first half of 2001. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs.

      -- Provision for Loan Losses. The provision for loan losses was $840,000 for the six months ended June 30, 2001, compared to $722,000 for the same period last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $758,000, or 45.9%, from the first half of 2000, to $2.4 million for the first six months of 2001. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $393,000, or 31.0%, from $1.3 million for the six months ended June 30, 2000, to $1.7 million for the same period in 2001, primarily as a result of growth in core deposit accounts. Commissions on Loans Originated for Others increased $112,000, or 622.2%, in response to increased fixed rate mortgage loan activity resulting from the drop in market interest rates. Additionally, Other Income increased $255,000, or 98.5%, primarily from increased commissions on sales of non-deposit investment products (up $141,000).

      -- Noninterest Expense. Noninterest expenses for the first half of 2001 increased a total of $1.6 million, or 16.4%, to $11.0 million, from $9.5 million in 2000. This increase occurred primarily as a result of the overall growth of the Company and was centered in the following areas:
Salaries and Benefits (up $794,000, or 17.6%), Occupancy (up $128,000, or 17.3%), Data Processing (up $273,000, or 44.8%), Loan Servicing (up $65,000, or 16.8%), OREO Expense (up $55,000, or 611.1%) and Other Expenses (up $310,000, or 27.9%). Partially offsetting these increases were decreases in:
Marketing (down $44,000, or 7.3%), and Professional Services (down $23,000, or 5.4%). The Company's cash basis efficiency ratio remained stable at approximately 62.5% for both periods.

      -- Income Tax Expense. The Company recorded income tax expense of $1.7 million for the first half of 2001, compared to $1.4 million for the same period during 2000. This represented total effective tax rates of 35.2% and 34.8%, respectively. Tax-favored income from U.S. Treasury and Agency securities and its utilization of a Rhode Island passive investment company has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At June 30, 2001, federal funds sold, investment securities and MBSs available for sale amounted to $198.9 million, or 23.8% of total assets. This compares to $170.3 million, or 23.0% of total assets at December 31, 2000. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at June 30, 2001 was $56.3 million, as compared to $53.3 million at December 31, 2000. This increase of $3.0 million was the result of net income for the period of $3.1 million, less dividends of $896,000 and changes in unrealized gains on investment securities of $760,000.

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

      As of June 30, 2001, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                         Minimum Required         Minimum Required
                                                                            For Capital           To Be Considered
                                                       Actual            Adequacy Purposes       "Well Capitalized"
                                                ------------------       ------------------      -----------------
                                                Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                ------       -----       ------       -----      ------       -----

At June 30, 2001:
Bancorp Rhode Island, Inc.
Tier I capital (to average assets)              $47,389       5.86%      $24,240      3.00%      $40,400       5.00%
Tier I capital (to risk weighted assets)         47,389       9.71%       19,523      4.00%       29,285       6.00%
Total capital (to risk weighted assets)          53,511      10.96%       39,046      8.00%       48,808      10.00%

Bank Rhode Island
Tier I capital (to average assets)              $46,961       5.81%      $24,237      3.00%      $40,395       5.00%
Tier I capital (to risk weighted assets)         46,961       9.62%       19,519      4.00%       29,278       6.00%
Total capital (to risk weighted assets)          53,083      10.88%       39,038      8.00%       48,797      10.00%

At December 31, 2000:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)              $41,543       5.91%      $21,086      3.00%      $35,144       5.00%
Tier I capital (to risk weighted assets)         41,543       9.50%       17,484      4.00%       26,226       6.00%
Total capital (to risk weighted assets)          47,029      10.76%       34,968      8.00%       43,710      10.00%

Bank Rhode Island
Tier I capital (to average assets)              $41,129       5.85%      $21,086      3.00%      $35,144       5.00%
Tier I capital (to risk weighted assets)         41,129       9.41%       17,484      4.00%       26,226       6.00%
Total capital (to risk weighted assets)          46,615      10.66%       34,968      8.00%       43,710      10.00%


                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK
------------------

      A principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing the vulnerability of its operations to changes in market interest rates. Simulation modeling is the primary tool used by the Company to measure the interest rate risk inherent in its balance sheet at a given point of time by showing the effect on net interest income, over a twenty-four month period, of interest rate ramps of up to 200 basis points.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2001:


                                        Estimated Exposure
                                      to Net Interest Income
                                      -----------------------
                                       Dollar         Percent
                                       Change         Change
                                       ------         -------
                                       (Dollars in thousands)

Initial Twelve Month Period:
  Up 200 basis points                  $   713         2.32%
  Up 100 basis points                      376         1.22%
  Down 100 basis points                   (450)       (1.46%)
  Down 200 basis points                   (970)       (3.15%)

Subsequent Twelve Month Period:
  Up 200 basis points                  $   974         3.13%
  Up 100 basis points                      695         2.23%
  Down 100 basis points                 (1,395)       (4.48%)
  Down 200 basis points                 (3,201)      (10.29%)


      While the Company reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2001, the Company's one year cumulative gap was a positive $44.8 million, or 5.36% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" contained on pages 34 to 36 of the Company's 2000 Annual Report to Shareholders.

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

          No information to report.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          No defaults upon senior securities have taken place.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          At the Annual Meeting of Shareholders, held May 16, 2001, holders of Common Stock elected the Board's Class II nominees to the Board of Directors and ratified the appointment of independent public accountants.

          The vote for Class II director nominees with terms expiring in 2003 was:

                                         FOR       WITHHELD
            John R. Berger            2,520,901     5,700
            Karl F. Ericson           2,520,901     5,700
            Margaret D. Farrell       2,520,901     5,700
            Mark R. Feinstein         2,520,901     5,700

          The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

               FOR          AGAINST       ABSTAIN
            2,520,441        2,500         3,600

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


                                       Bancorp Rhode Island, Inc.


August 8, 2001                         By: /s/ Merrill W. Sherman
--------------                             -------------------------------
    (Date)                                     Merrill W. Sherman
                                               President and
                                               Chief Executive Officer


August 8, 2001                         By: /s/ Albert R. Rietheimer
--------------                             -------------------------------
    (Date)                                     Albert R. Rietheimer
                                               Chief Financial Officer
                                               and Treasurer