Form 10-Q
period 2001-09-30
BANCORP RHODE ISLAND INC
filed 2001-11-13
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                    For quarter ended: September 30, 2001


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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of Nov. 5, 2001:

       Common Stock - Par Value $0.01            3,741,050 shares
       ------------------------------            ----------------
                  (class)                         (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                PAGE NUMBER
                                                                -----------

         Cover Page                                                  1

         Index                                                       2

                       PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

             Consolidated Balance Sheets                             3

             Consolidated Statements of Operations                   4

             Consolidated Statements of Changes in
              Shareholders' Equity                                   5

             Consolidated Statements of Cash Flows                   6

             Notes to Consolidated Financial Statements            7 - 8

Item 2   Management's Discussion and Analysis                      9 - 20

Item 3   Quantitative and Qualitative Disclosures About
          Market Risk                                               21

                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                          22

Item 2   Changes in Securities                                      22

Item 3   Default upon Senior Securities                             22

Item 4   Submission of Matters to a Vote of Security Holders        22

Item 5   Other Information                                          22

Item 6   Exhibits and Reports on Form 8-K                           22

         Signature Page                                             23

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                              September 30,    December 31,
                                                                                   2001            2000
                                                                              -------------    ------------
                                                                                  (Dollars in thousands)

ASSETS:
Cash and due from banks                                                         $ 19,249         $ 28,853
Federal funds sold                                                                 8,725            5,600
Investment securities available for sale (amortized cost of $52,005 and
 $47,459 at September 30, 2001 and December 31, 2000, respectively)               52,806           47,296
Mortgage-backed securities available for sale (amortized cost of $134,711
 and $117,543 at September 30, 2001 and December 31, 2000, respectively)         136,513          117,431
Stock in Federal Home Loan Bank of Boston                                          5,664            3,704
Loans receivable:
  Residential mortgage loans                                                     319,572          247,923
  Commercial loans                                                               226,536          212,818
  Consumer and other loans                                                        60,171           58,084
                                                                                -------------------------
      Total loans                                                                606,279          518,825

  Less allowance for loan losses                                                  (8,440)          (7,294)
                                                                                -------------------------
      Net loans                                                                  597,839          511,531
Premises and equipment, net                                                        6,707            6,384
Other real estate owned                                                               22               30
Goodwill, net                                                                     11,057           11,930
Accrued interest receivable                                                        6,740            5,630
Prepaid expenses and other assets                                                    630            1,031
                                                                                -------------------------
      Total assets                                                              $845,952         $739,420
                                                                                =========================

LIABILITIES:
Deposits:
  Demand deposit accounts                                                       $100,566         $106,088
  NOW accounts                                                                    39,509           36,910
  Money market accounts                                                            9,349           12,283
  Savings accounts                                                               247,853          210,728
  Certificate of deposit accounts                                                255,107          265,623
                                                                                -------------------------
      Total deposits                                                             652,384          631,632
Overnight and short-term borrowings                                               16,436           13,847
Federal Home Loan Bank of Boston borrowings                                      113,285           33,292
Other borrowings                                                                      --            4,750
Company-obligated mandatorily redeemable capital securities                        3,000               --
Other liabilities                                                                  2,394            2,607
                                                                                -------------------------
      Total liabilities                                                          787,499          686,128
                                                                                -------------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
    Voting:  Issued and outstanding 3,509,773 shares in 2001 and 3,448,950
     shares in 2000                                                                   35               34
    Non-Voting: Issued and outstanding 228,477 shares in 2001 and 280,000
     shares in 2000                                                                    2                3
Additional paid-in capital                                                        39,655           39,621
Retained earnings                                                                 17,178           13,815
Accumulated other comprehensive income (loss), net                                 1,583             (181)
                                                                                -------------------------
      Total shareholders' equity                                                  58,453           53,292
                                                                                -------------------------
      Total liabilities and shareholders' equity                                $845,952         $739,420
                                                                                =========================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                2001         2000         2001         2000
                                                                ----         ----         ----         ----
                                                              (Dollars in thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                    $ 5,613      $ 4,522      $16,312      $13,374
  Commercial loans                                                4,470        4,622       13,751       12,893
  Consumer and other loans                                        1,121        1,141        3,590        3,207
  Investment securities                                             856          770        2,303        2,316
  Mortgage-backed securities                                      1,850        1,419        5,807        4,009
  Federal funds sold and other                                       65          346          421          575
  Federal Home Loan Bank of Boston stock dividends                   72           74          223          208
                                                                ----------------------------------------------
      Total interest and dividend income                         14,047       12,894       42,407       36,582
                                                                ----------------------------------------------

Interest expense:
  NOW accounts                                                       57           55          165          149
  Money market accounts                                              47           92          185          297
  Savings accounts                                                1,568        1,656        5,222        4,301
  Certificate of deposit accounts                                 3,321        3,551       10,595        9,927
  Overnight and short-term borrowings                                86          157          394          429
  Federal Home Loan Bank of Boston borrowings                     1,433          546        3,756        1,870
  Other borrowings                                                   --           71          138          211
  Company-obligated mandatorily redeemable capital
   securities                                                        73           --          186           --
                                                                ----------------------------------------------
      Total interest expense                                      6,585        6,128       20,641       17,184
                                                                ----------------------------------------------
      Net interest income                                         7,462        6,766       21,766       19,398
Provision for loan losses                                           566          410        1,406        1,132
                                                                ----------------------------------------------
      Net interest income after provision for loan losses         6,896        6,356       20,360       18,266
                                                                ----------------------------------------------

Noninterest income:
  Service charges on deposit accounts                               869          713        2,529        1,980
  Loan related fees                                                 107          100          207          206
  Commissions on loans originated for others                         55           23          185           41
  Gain on sale of mortgage-backed securities                         --           --            4           --
  Other income                                                      325          148          839          407
                                                                ----------------------------------------------
      Total noninterest income                                    1,356          984        3,764        2,634
                                                                ----------------------------------------------

Noninterest expense:
  Salaries and employee benefits                                  2,826        2,540        8,141        7,061
  Occupancy                                                         458          390        1,326        1,130
  Equipment                                                         213          221          652          666
  Data processing                                                   466          339        1,348          948
  Marketing                                                         182          238          739          839
  Professional services                                             210          178          610          601
  Loan servicing                                                    235          177          686          563
  Workout and OREO expense                                          106           30          170           39
  Amortization of goodwill                                          291          291          873          873
  Deposit tax and assessments                                        29           29           87           81
  Other                                                             811          601        2,232        1,712
                                                                ----------------------------------------------
      Total noninterest expense                                   5,827        5,034       16,864       14,513
                                                                ----------------------------------------------
      Income before income taxes                                  2,425        2,306        7,260        6,387
Income tax expense                                                  849          852        2,552        2,271
                                                                ----------------------------------------------
      Net income                                                $ 1,576      $ 1,454      $ 4,708      $ 4,116
                                                                ==============================================

Per share data:
  Basic earnings per common share                               $  0.42      $  0.39      $  1.26      $  1.10
  Diluted earnings per common share                             $  0.40      $  0.38      $  1.21      $  1.10

  Average common shares outstanding - basic                   3,730,550    3,728,701    3,729,793    3,728,600
  Average common shares outstanding - diluted                 3,922,503    3,793,885    3,892,485    3,748,493


         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                             Accumulated
                                                                                Other
                                                                               Compre-
                                                   Additional                  hensive
                                         Common     Paid-in      Retained       Income
Nine months ended September 30,          Stock      Capital      Earnings    (Loss), Net     Total
-------------------------------          ------    ----------    --------    -----------     -----
                                         (In thousands)

2001
----
Balance at December 31, 2000               $37       $39,621     $13,815      $  (181)      $53,292
  Net income                                --            --       4,708           --         4,708
  Other comprehensive income,
   net of tax:
    Unrealized holding gain (loss) on
     securities available for sale                                              1,761         1,761
    Gain on securities available
     for sale included in net income                                                3             3
                                                                                            -------
  Comprehensive income                                                                        6,472

  Proceeds from exercise of options         --            16          --           --            16
  Common stock issued for incentive
   stock award, net                         --            18          --           --            18
  Dividends on common stock                 --            --      (1,345)          --        (1,345)
                                           --------------------------------------------------------
Balance at September 30, 2001              $37       $39,655     $17,178      $ 1,583       $58,453
                                           ========================================================

2000
----
Balance at December 31, 1999               $37       $39,617     $ 9,763      $(1,742)      $47,675
  Net income                                --            --       4,116           --         4,116
  Other comprehensive income,
   net of tax:
    Unrealized holding gain (loss) on
     securities available for sale                                                257           257
                                                                                            -------
  Comprehensive income                                                                        2,294

  Proceeds from exercise of options         --             4          --           --             4
  Dividends on common stock                 --            --      (1,118)          --        (1,118)
                                           --------------------------------------------------------
Balance at September 30, 2000              $37       $39,621     $12,761      $(1,485)      $50,934
                                           ========================================================


         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ---------------------
                                                                                  2001         2000
                                                                                  ----         ----
                                                                                    (In thousands)

Cash flows from operating activities:
  Net income                                                                    $  4,708     $  4,116
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                  2,269        1,894
    Provision for loan losses                                                      1,406        1,132
    Loss/(gain) on mortgage-backed securities                                         (4)          --
    Loss/(gain) on other real estate owned, net                                      (14)          (7)
    Compensation expense from restricted stock grant                                  18           --
    (Increase) decrease in:
      Accrued interest receivable                                                 (1,110)      (1,021)
      Prepaid expenses and other assets                                             (508)      (1,037)
    Increase (decrease) in:
      Other liabilities                                                             (213)        (916)
    Other, net                                                                        13           52
                                                                                ---------------------
        Net cash provided (used) by operating activities                           6,565        4,213
                                                                                ---------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                                   (13,270)      (7,812)
    Commercial loans                                                             (39,475)     (55,624)
    Consumer loans                                                               (14,816)     (13,188)
  Purchase of:
    Investment securities available for sale                                     (38,026)      (7,000)
    Mortgage-backed securities available for sale                                (50,851)     (32,222)
    Residential mortgage loans                                                  (146,154)     (38,470)
    Consumer loans                                                                (5,045)          --
    Federal Home Loan Bank of Boston stock                                        (1,960)          --
  Principal payments on:
    Investment securities available for sale                                      33,250       10,000
    Mortgage-backed securities available for sale                                 29,681       12,272
    Residential mortgage loans                                                    87,329       35,042
    Commercial loans                                                              25,567       17,833
    Consumer loans                                                                17,559        9,678
  Proceeds from sale of mortgage-backed securities                                 3,885           --
  Proceeds from disposition of other real estate owned                                84          163
  Proceeds from sale of premises and equipment                                        18           --
  Capital expenditures for premises and equipment                                 (1,075)      (1,207)
                                                                                ---------------------
        Net cash provided (used) by investing activities                        (113,299)     (70,535)
                                                                                ---------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                             20,752       79,124
  Net increase (decrease) in overnight and short-term borrowings                   2,589       (2,538)
  Proceeds from long-term borrowings                                              86,000       12,116
  Repayment of long-term borrowings                                               (7,757)     (25,005)
  Proceeds from exercise of stock options                                             16            4
  Dividends on common stock                                                       (1,345)      (1,118)
                                                                                ---------------------
        Net cash provided (used) by financing activities                         100,255       62,583
                                                                                ---------------------

  Net increase (decrease) in cash and cash equivalents                            (6,479)      (3,739)
  Cash and cash equivalents at beginning of period                                34,453       24,486
                                                                                ---------------------
  Cash and cash equivalents at end of period                                    $ 27,974     $ 20,747
                                                                                =====================

Supplementary Disclosures:
  Cash paid for interest                                                        $ 20,321     $ 16,971
  Cash paid for income taxes                                                       3,445        2,915
  Non-cash transactions:
    Additions to other real estate owned in settlement of loans                       62          137
    Change in other comprehensive income, net of taxes                             1,764          257


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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank and BRI Statutory Trust I (an issuer of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a seller of annuity products). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier. At September 30, 2001, the Company had $11.1 million of goodwill on its balance sheet that was being amortized at a rate of $1.2 million annually.

(4)   Company-Obligated Mandatorily Redeemable Capital Securities

      On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the "Trust"), a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust. On February 22, 2001, the Trust issued $3.0 million of its 10.20% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $93,000 capital contribution for the Trust's common securities, were used to acquire $3.1 million of the Company's 10.20% Junior Subordinated notes due February 22, 2031, and constitute the primary asset of the Trust. The Company has, through the Declaration of Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities, to the extent the Trust has funds available therefor.

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

      The Bank's formation in 1996 resulted in the generation of $17.5 million of goodwill that is being amortized over a 15-year period. The amortization of goodwill currently reduces the Company's pre-tax income $1.2 million annually. Because of the impact of this amortization, certain information has been presented on both a GAAP and cash basis. Recently, the Financial Accounting Standards Board ("FASB") has concluded that goodwill would no longer be amortized, but will be subject to periodic review for impairment. For the Company, beginning in 2002, there will no longer be a difference between GAAP and cash basis presentations. Also see discussion under "Recent Accounting Developments".

      The following table sets forth selected financial measures in accordance with GAAP and on a cash basis:


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------
                                      2001        2000      2001       2000
                                      ----        ----      ----       ----

      Basic EPS                      $0.42       $0.39     $1.26      $1.10
      Basic Cash EPS                 $0.47       $0.44     $1.41      $1.25

      Diluted EPS                    $0.40       $0.38     $1.21      $1.10
      Diluted Cash EPS               $0.45       $0.43     $1.35      $1.25

      ROA                             0.75%       0.83%     0.78%      0.82%
      Cash Basis ROA                  0.85%       0.95%     0.89%      0.95%

      ROE                            11.02%      11.74%    11.39%     11.43%
      Cash Basis ROE                 12.34%      13.23%    12.75%     12.99%

      Efficiency Ratio               66.08%      64.95%    66.06%     65.87%
      Cash Basis Efficiency Ratio    62.78%      61.20%    62.64%     61.91%

OVERVIEW
--------

      Total assets increased $106.5 million, or 14.4%, to $846.0 million at September 30, 2001 from $739.4 million at December 31, 2000. The majority of this increase was in residential mortgage loans and was primarily funded by borrowings from the FHLB. In February 2001, the Company through its subsidiary, BRI Statutory Trust I, issued $3.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and supported the growth in assets that has occurred during 2001. Since the end of last year, total loans have risen to $606.3 million, from $518.8 million, an increase of $87.5 million, or 16.9%, while FHLB borrowings have risen to $113.3 million, from $33.3 million, an increase of $80.0 million, or 240.3%. Shareholders' equity was $58.5 million at September 30, 2001, representing a $5.2 million, or 9.7%, increase over shareholders' equity at the end of 2000.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of federal funds sold, investment securities, mortgage-backed securities ("MBSs") and stock in the
FHLB) totaled $203.7 million, or 24.1% of total assets, at September 30, 2001, compared to $174.0 million, or 23.5% of total assets, at December 31, 2000. All $189.3 million of investment securities and MBSs at September 30, 2001 were classified as available for sale and carried a total of $2.6 million in net unrealized gains. The increase of $29.7 million, or 17.1%, in total investments was primarily centered in investment securities and MBSs with rate adjustments or final maturities no longer than 5 years.

      -- Loans. Total loans were $606.3 million, or 71.7% of total assets, at September 30, 2001, compared to $518.8 million, or 70.2% of total assets, at December 31, 2000. During the first nine months of 2001, the residential mortgage loan portfolio increased $71.6 million, or 28.9%, as the Bank purchased a number of residential mortgage loans in the secondary market. These purchases were primarily funded with a series of FHLB borrowings and supported by the additional capital created through the issuance of the trust preferred securities.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate and construction loans) increased $13.7 million, or

6.4%, during the first three quarters of 2001. Particular emphasis is placed on the generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is also a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      During the first nine months of 2001, the consumer loan portfolio increased $2.1 million, or 3.6%, primarily as a result of a $5.0 million purchase of automobile loans during the first quarter of 2001. While the Bank continues to concentrate its origination efforts on commercial and consumer loan opportunities, management anticipates that the Bank will continue to originate residential mortgage loans on a limited basis for its customers. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                September 30,    December 31,
                                                     2001            2000
                                                -------------    ------------
                                                       (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate             $289,706         $212,197
  One- to four-family fixed rate                    28,452           34,609
                                                  -------------------------
      Subtotal                                     318,158          246,806
  Premium on loans acquired                          1,484            1,166
  Net deferred loan origination fees                   (70)             (49)
                                                  -------------------------
      Total residential mortgage loans            $319,572         $247,923
                                                  =========================

Commercial loans:
  Commercial real estate - nonowner occupied      $ 70,814         $ 69,315
  Commercial and industrial                         53,628           51,470
  Commercial real estate - owner occupied           43,335           38,272
  Small business                                    22,742           19,170
  Multi-family real estate                          13,699           15,933
  Leases                                             9,899           11,731
  Construction                                      12,611            7,070
                                                  -------------------------
      Subtotal                                     226,728          212,961
  Net deferred loan origination fees                  (192)            (143)
                                                  -------------------------
      Total commercial loans                      $226,536         $212,818
                                                  =========================

Consumer loans:
  Home equity - lines of credit                   $ 27,010         $ 26,215
  Home equity - term loans                          22,380           23,292
  Automobile                                         7,275            4,643
  Installment                                        1,287            1,348
  Savings secured                                      779              987
  Unsecured and other                                  799            1,044
                                                  -------------------------
      Subtotal                                      59,530           57,529
  Premium on loans acquired                            219              144
  Net deferred loan origination costs                  422              411
                                                  -------------------------
      Total consumer loans                        $ 60,171         $ 58,084
                                                  =========================

      -- Deposits and Borrowings. Total deposits increased by $20.8 million, or 3.3%, during the first nine months of 2001, from $631.6 million, or 85.4% of total assets, at December 31, 2000, to $652.4 million, or 77.1% of total assets, at September 30, 2001. The decrease in the relative percentage of total assets that has occurred during 2001 resulted from the increased use of FHLB borrowings. Meanwhile, the composition of total deposits changed as follows: core deposit accounts (checking and savings accounts) increased $31.3 million, or 8.5%, while certificates of deposit decreased $10.5 million, or 4.0%. At September 30, 2001, core deposit accounts comprised 60.9% of total deposits, compared to 57.9% of total deposits at December 31, 2000. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth.

      The following table sets forth certain information regarding deposits:


                                               September 30, 2001                  December 31, 2000
                                         -------------------------------    -------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                        of      Average                    of      Average
                                          Amount      Total       Rate       Amount      Total       Rate
                                          ------     -------    --------     ------     -------    --------
                                                               (Dollars in thousands)

NOW accounts                             $ 39,509      6.1%      0.45%      $ 36,910      5.8%      0.64%
Money market accounts                       9,349      1.4%      1.40%        12,283      1.9%      2.59%
Savings accounts                          247,853     38.0%      2.23%       210,728     33.4%      3.52%
Certificate of deposit accounts           255,107     39.1%      4.79%       265,623     42.1%      5.76%
                                         -----------------                  -----------------
      Total interest bearing deposits     551,818     84.6%      3.27%       525,544     83.2%      4.43%
Noninterest bearing accounts              100,566     15.4%        --        106,088     16.8%        --
                                         -----------------                  -----------------
      Total deposits                     $652,384    100.0%      2.77%      $631,632    100.0%      3.69%
                                         ===============================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first three quarters of 2001, FHLB borrowings increased $80.0 million, or 240.3%, as the Company sought to take advantage of lower, long-term borrowing rates to fund its asset growth. However, on a long-term basis, the Company intends to concentrate on increasing its core deposits.

Asset Quality
-------------

      The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing, and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are also considered impaired loans.

      -- Nonperforming Assets. At September 30, 2001, the Company had nonperforming assets of $3.2 million, which represented .37% of total assets. This compares to an unusually low level of nonperforming assets at December 31, 2000, of $538,000, or .07% of total assets. Nonperforming assets at September 30, 2001, consisted of nonaccrual commercial loans aggregating $2.5 million, nonaccrual residential mortgage loans aggregating $580,000, nonaccrual consumer loans aggregating $36,000 and OREO aggregating $22,000. Included in nonaccrual loans were $2.4 million of impaired loans at September 30, 2001. There were no impaired loans at December 31, 2000. The

Company maintained reserves of $1.0 million against impaired loans at September 30, 2001. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At September 30, 2001, loans with an aggregate balance of $625,000 were 60 to 89 days past due, an increase of $288,000, or 85.5%, from $337,000 reported at December 31, 2000. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                    September 30,    December 31,
                                                                         2001            2000
                                                                    -------------    ------------
                                                                       (Dollars in thousands)

Loans accounted for on a nonaccrual basis                              $3,141            $508
Loans past due 90 days or more, but still accruing                         --              --
                                                                       ----------------------
      Total nonperforming loans                                         3,141             508
Other real estate owned                                                    22              30
                                                                       ----------------------
      Total nonperforming assets                                       $3,163            $538
                                                                       ======================

Delinquent loans 60-89 days past due                                   $  625            $337

Nonperforming loans as a percent of total loans                           .52%            .10%
Nonperforming assets as a percent of total assets                         .37%            .07%
Delinquent loans 60-89 days past due as a percent of total loans          .10%            .07%

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

      At September 30, 2001, the Company had $13.6 million of assets that were classified as substandard. This compares to $5.8 million of assets that were classified as substandard at December 31, 2000. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2001, included in the $13.6 million of assets that were classified as substandard, were $10.4 million of performing loans. This compares to $5.3 million of adversely classified performing assets as of December 31, 2000. This increase in adversely classified assets is reflective of a softening in commercial credit quality. This softening may lead to an increase in nonperforming assets and an increase to the provision for loan losses in future periods. While the Bank has not seen any direct impact on credit quality as a result of the September 11th events, it believes that there is still uncertainty as to the ultimate impact those events will have.

Allowance for Loan Losses
-------------------------

      During the first nine months of 2001, the Company made provisions to the allowance for loan losses totaling $1.4 million and had $260,000 of net charge-offs, bringing the balance in the allowance to $8.4 million at September 30, 2001, compared to $7.3 million at December 31, 2000. The allowance, expressed as a percentage of total loans, was 1.39% as of September 30, 2001, compared to 1.41% at the prior year-end and stood at 268.7% of nonperforming loans at September 30, 2001, compared to 1,435.8% of nonperforming loans at December 31, 2000.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of September 30, 2001, is adequate.

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

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

      -- Overview. The Company reported net income for the third quarter of 2001 of $1.6 million, up $122,000, or 8.4%, from the third quarter of 2000. Diluted earnings per common share were $0.40 for the third quarter of 2001, compared to $0.38 for the third quarter of 2000. Diluted cash earnings per common share were $0.45 for the 2001 period, compared to $0.43 for the 2000 period.

      The Company reported a return on average assets of 0.75% and a return on average equity of 11.02% for the 2001 period, as compared to a return on average assets of 0.83% and a return on average equity of 11.74% for the 2000 period. Cash basis return on average assets and cash basis return on average equity were 0.85% and 12.34% for the 2001 period, and 0.95% and 13.23% for the 2000 period, respectively.

      -- Net Interest Income. For the quarter ended September 30, 2001, net interest income was $7.5 million, compared to $6.8 million for the 2000 period. The net interest margin for the third quarter of 2001 was 3.72% compared to a net interest margin of 4.11% for the 2000 period. The increase in net interest income of $696,000, or 10.3%, was primarily attributable to the continued growth of the Company. Average earnings assets were $140.1 million, or 21.4%, higher and average interest-bearing liabilities were $118.5 million, or 21.5%, higher than the comparable period a year earlier. The decrease of 39 basis points in the net interest margin was partially the result of the wholesale transaction (purchase of residential mortgage loans funded with FHLB borrowings) consummated in the first quarter of 2001 and partially the result of the 400 basis point decrease in short-term market interest rates experienced so far in 2001. Assuming further decreases in market interest rates, the Bank believes it likely that it will experience continued pressure on its net interest margin.

      -- Interest Income. Investments. Total investment income was $2.8 million for the quarter ended September 30, 2001, compared to $2.6 million for the third quarter of 2000. This increase in total investment income of $234,000, or 9.0%, was primarily attributable to an increase of $43.4 million, or 50.4%, in the average balance of MBSs. The Company's investments at September 30, 2001 were primarily comprised of Agency securities and MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $11.2 million for the three months ended September 30, 2001, and represented a yield on total loans of 7.49%. This compares to $10.3 million of interest, and a yield of 8.26%, for the third quarter of 2000. Interest from residential mortgage loans increased $1.1 million, or 24.1%, between the two quarters and was primarily attributable to the continued purchase of mortgage loans. Income from commercial loans decreased $152,000, or 3.3%, and consumer and other loan income decreased $20,000, or 1.8%. Both of these decreases were primarily in response to declining market interest rates. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the third quarter of 2000 as follows: residential mortgage loans increased $69.4 million, or 28.5%, commercial loans increased $20.0 million, or 9.9%, and consumer and other loans increased $10.2 million, or 20.3%. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: consumer and other loans decreased 167 basis points, to 7.33%; commercial loans decreased 111 basis points, to 7.96%, and residential mortgage loans decreased 25 basis points, to 7.18%.

      -- Interest Expense. Interest paid on deposits and borrowings increased $457,000, or 7.5%, to $6.6 million for the three months ended September 30, 2001, from $6.1 million paid during the third quarter of 2000. The increase in total interest expense was the result of an increase in the average balance of interest-bearing liabilities outstanding, partially offset by lower market interest rates. The average balance of interest-bearing liabilities increased $118.5 million, from $552.2 million in the third quarter of 2000 to $670.7 million in the third quarter of 2001, as borrowings were utilized to fund much of the asset growth. Meanwhile, the overall average cost for interest-bearing liabilities decreased 52 basis points from 4.41% for the third quarter of 2000 to 3.89% for the third quarter of 2001. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the third quarter of 2000 as follows: NOW accounts decreased 10 basis points, to 0.56%, money market accounts decreased 71 basis points, to 1.92%, savings accounts decreased 76 basis points, to 2.56%, certificate of deposit accounts decreased 39 basis points, to 5.12%, and borrowings decreased 88 basis points to 5.27%. All of these decreases in average costs are the result of the unprecedented decline in interest rates since the end of last year.

      -- Provision for Loan Losses. The provision for loan losses was $566,000 for the quarter ended September 30, 2001, up $156,000, or 38.0%, from the same quarter last year. This increase in the provision was primarily in response to a softening in commercial credit quality. When determining the provision for the quarter, management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions. Also see discussion under "Asset Quality" and "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $372,000, or 37.8%, to $1.4 million for the third quarter of 2001, from $984,000 for the 2000 quarter. Service Charges on Deposit Accounts, which represent the largest source of noninterest income for the Company, rose $156,000, or 21.9%, from $713,000 for the quarter ended September 30, 2000, to $869,000 for the same period in 2001, as core deposit accounts grew. Commissions on Loans Originated for Others increased $32,000, or 139.1%, from the comparable period, as fixed rate mortgage loan activity increased in response to the falling interest rate environment. Other Income increased $177,000, or 119.6%, primarily from revitalization of the Company's non-deposit investment sales program, which increased commissions $149,000 over the third quarter of last year.

      -- Noninterest Expense. Total noninterest expense for the third quarter of 2001 increased $793,000, or 15.8%, to $5.8 million from $5.0 million in 2000. This increase occurred in the following areas: Salaries and Benefits (up $286,000, or 11.3%), Occupancy (up $68,000, or 17.4%), Data
Processing (up $127,000, or 37.5%), Professional Services (up $32,000, or 18.0%), Loan Servicing (up $58,000, or 32.8%), Workout and OREO Expenses (up $76,000, or 253.3%), and Other Expenses (up $210,000, or 34.9%). During 2000
and early 2001, the Bank experienced substantial growth in both loans and core deposits that resulted in the increased operating costs evidenced in the third quarter of 2001. In addition, the softening of both the national and local economies in 2001 has lead to increases in workout and fraudulent activity charges. The Company's cash basis efficiency ratio for the third quarter of 2001 was 62.78%, compared to 61.20% for the third quarter of 2000, an increase of 158 basis points.

      -- Income Tax Expense. Income tax expense of $849,000 was recorded for the quarter ended September 30, 2001, compared to $852,000 for the 2000 period. This represented total effective tax rates of 35.0% and 37.0%, respectively. Tax-favored income from U.S. Treasury and Agency securities along with the utilization of a Rhode Island passive investment company has reduced the Company's effective tax rate from last year to this year and from the 39.9% combined statutory federal and state tax rates.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

      -- Overview. Net income for the first nine months of 2001, increased $592,000, or 14.4%, to $4.7 million, or $1.21 per diluted common share, from $4.1 million, or $1.10 per diluted common share, for the first nine months of 2000. Diluted cash earnings per common share were $1.35 for the 2001 period, compared to $1.25 for the 2000 period.

      This performance represented a return on average assets of 0.78% and a return on average equity of 11.39% for the 2001 period, as compared to a return on average assets of 0.82% and a return on average equity of 11.43% for the 2000 period. Cash basis return on average assets and cash basis return on average equity were 0.89% and 12.75% for the 2001 period, and 0.95% and 12.99% for the 2000 period, respectively.

      -- Net Interest Income. For the nine months ended September 30, 2001, net interest income was $21.8 million, compared to $19.4 million for the 2000 period. The net interest margin for the first nine months of 2001 was 3.78% compared to a net interest margin of 4.10% for the 2000 period. The increase in net interest income of $2.4 million, or 12.2%, was primarily attributable to the overall growth of the Company. Average earning assets increased $138.5 million, or 21.9%, and average interest-bearing liabilities increased $113.8 million, or 21.2%, over the comparable period a year earlier. The decrease of 32 basis points in the net interest margin was equally caused by two different factors: 1) the tighter spreads associated with the first quarter wholesale transaction, and 2) the dramatic 400 basis point drop in short-term market interest rates since the beginning of 2001.

      -- Interest Income. Investments. Total investment income was $8.8 million for the nine months ended September 30, 2001, compared to $7.1 million for the 2000 period. This increase in total investment income of $1.6 million, or 23.2%, was primarily attributable to a $43.9 million, or 53.0%, increase in the average balance of MBSs. Meanwhile, the overall yield on investments decreased 45 basis points in response to dramatically lower market interest rates.

      -- Interest Income. Loans. Interest from loans was $33.7 million for the nine months ended September 30, 2001, and represented a yield on total loans of 7.79%. This compares to $29.5 million of interest, and a yield of 8.11%, for the first nine months of 2000. This increase of $4.2 million, or 14.2%, in interest on loans was due primarily to an increase in the average balance of loans outstanding. The average balance of the various components of the loan portfolio changed as follows: residential mortgage loans increased $53.1 million, or 21.8%, commercial loans increased $26.3 million, or 13.6%, and consumer and other loans increased $12.0 million, or 24.7%. Meanwhile, the yields on the various components of the loan portfolio changed as follows: residential mortgage loans increased 1 basis point, to 7.33%; commercial loans decreased 54 basis points, to 8.39%; and consumer and other loans decreased 89 basis points, to 7.90%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but will also originate residential mortgage loans for its portfolio on a limited basis.

      -- Interest Expense. Interest paid on deposits and borrowings increased $3.5 million, or 20.1%, to $20.6 million for the nine months ended September 30, 2001, compared to $17.2 million for the same period during 2000. The increase in total interest expense was primarily attributable to growth in savings and certificate of deposit accounts, along with the use of borrowings to fund the overall growth of the Company. The average balance of interest-bearing liabilities increased $113.8 million, from $536.7 million in 2000, to $650.6 million in 2001. The Company continued to experience strong average balance growth in core deposit accounts, specifically noninterest bearing demand deposit accounts (up $17.6 million, or 22.1%) and savings accounts (up $43.7 million, or 23.4%). In addition, the Company increased its utilization of borrowed funds (up $55.3 million, or 99.2%). The overall average cost for interest-bearing liabilities decreased 3 basis points from 4.27% for the first nine months of 2000, to 4.24% for the 2001 period. Deposit and borrowing costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs.

      -- Provision for Loan Losses. The provision for loan losses was $1.4 million for the nine months ended September 30, 2001, compared to $1.1 million for the same period last year. Increases to the Provision for Loan Losses were primarily in response to a softening economy and some deterioration in commercial credit quality. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Asset Quality" and "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $1.1 million, or 42.9%, from $2.6 million for the first nine months of 2000, to $3.8 million for the first nine months of 2001. Service charges on deposit accounts, which continues to represent the largest source of noninterest income, rose $549,000, or 27.7%, from $2.0 million for the 2000 period, to $2.5 million for the 2001 period, primarily as a result of growth in core deposit accounts. Commissions on Loans Originated for Others increased $144,000, or 351.2%, in response to significantly higher fixed rate mortgage loan activity resulting from the dramatic drop in market interest rates. Additionally, Other Income increased $432,000, or 106.1%, primarily from increased commissions on sales of non-deposit investment products (up $290,000).

      -- Noninterest Expense. Noninterest expenses for the first nine months of 2001 increased a total of $2.4 million, or 16.2%, to $16.9 million, from $14.5 million in 2000. This increase occurred primarily as a result of the overall growth of the Company and was centered in the following areas:
Salaries and Benefits (up $1.1 million, or 15.3%), Occupancy (up $196,000, or 17.3%), Data Processing (up $400,000, or 42.2%), Loan Servicing (up $123,000, or 21.8%), Workout and OREO Expense (up $131,000, or 335.9%) and
Other Expenses (up $520,000, or 30.4%). Partially offsetting these increases was a decrease in Marketing (down $100,000, or 11.9%). The Company's cash basis efficiency ratio increased 73 basis points, to 62.64% for the 2001 period.

      -- Income Tax Expense. The Company recorded income tax expense of $2.6 million for the first nine months of 2001, compared to $2.3 million for the same period during 2000. This represented total effective tax rates of 35.2% and 35.6%, respectively. Tax-favored income from U.S. Treasury and Agency securities and its utilization of a Rhode Island passive investment company has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At September 30, 2001, federal funds sold, investment securities and MBSs available for sale amounted to $198.0 million, or 23.4% of total assets. This compares to $170.3 million, or 23.0% of total assets at December 31, 2000. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at September 30, 2001 was $58.5 million, as compared to $53.3 million at December 31, 2000. This increase of $5.2 million was the result of net income for the period of $4.7 million, less dividends of $1.3 million and changes in unrealized gains on investment securities of $1.8 million.

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

      As of September 30, 2001, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                 Minimum Required      Minimum Required
                                                                    For Capital        To Be Considered
                                                 Actual          Adequacy Purposes    "Well Capitalized"
                                            -----------------    -----------------    ------------------
                                            Amount      Ratio    Amount      Ratio    Amount      Ratio

At September 30, 2001:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $48,813     5.94%    $24,965     3.00%    $41,609     5.00%
Tier I capital (to risk weighted assets)     48,813     9.75%     20,028     4.00%     30,041     6.00%
Total capital (to risk weighted assets)      55,097    11.00%     40,055     8.00%     50,069    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $48,312     5.90%    $24,578     3.00%    $40,963     5.00%
Tier I capital (to risk weighted assets)     48,312     9.65%     20,023     4.00%     30,035     6.00%
Total capital (to risk weighted assets)      54,596    10.91%     40,046     8.00%     50,058    10.00%

At December 31, 2000:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $41,543     5.91%    $21,086     3.00%    $35,144     5.00%
Tier I capital (to risk weighted assets)     41,543     9.50%     17,484     4.00%     26,226     6.00%
Total capital (to risk weighted assets)      47,029    10.76%     34,968     8.00%     43,710    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $41,129     5.85%    $21,086     3.00%    $35,144     5.00%
Tier I capital (to risk weighted assets)     41,129     9.41%     17,484     4.00%     26,226     6.00%
Total capital (to risk weighted assets)      46,615    10.66%     34,968     8.00%     43,710    10.00%


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

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2001:


                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                   Dollar         Percent
                                   Change         Change
                                   ------         -------
                                   (Dollars in thousands)

Initial Twelve Month Period:
  Up 200 basis points              $   994         3.21%
  Up 100 basis points                  556         1.80%
  Down 100 basis points               (608)       (1.96%)
  Down 200 basis points             (1,269)       (4.10%)

Subsequent Twelve Month Period:
  Up 200 basis points              $ 1,273         4.17%
  Up 100 basis points                  960         3.15%
  Down 100 basis points             (1,353)       (4.44%)
  Down 200 basis points             (3,039)       (9.96%)

      While the Company reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2001, the Company's one year cumulative gap was a positive $105.3 million, or 12.45% of total assets.

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


                                       Bancorp Rhode Island, Inc.


November 8, 2001                       By: /s/ Merrill W. Sherman
----------------                           ------------------------
     (Date)                                Merrill W. Sherman
                                           President and
                                           Chief Executive Officer


November 8, 2001                       By: /s/ Albert R. Rietheimer
----------------                           ------------------------
     (Date)                                Albert R. Rietheimer
                                           Chief Financial Officer
                                           and Treasurer