Form 10-K
period 2001-12-31
BANCORP RHODE ISLAND INC
filed 2002-03-28
CIK 1109525

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                  FORM 10-K

   (Annual Report Under Section 13 of the Securities Exchange Act of 1934)

                 For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market on March 22, 2002 was $65,248,630.

      As of March 22, 2002, there were 3,756,550 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

                    Documents incorporated by reference:

      Portions of Bancorp Rhode Island's 2001 Annual Report to Shareholders and Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.


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

ITEM 1.  BUSINESS

General

      Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, was organized by Bank Rhode Island (the "Bank") on February 15, 2000, to be a bank holding company and to acquire all of the capital stock of the Bank. The reorganization of the Bank into the holding company form of ownership was completed on September 1, 2000. The Company has no significant operating entities other than the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

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

      The Bank provides a community banking alternative in the greater Providence market which is dominated by three large regional banking institutions. Based on total deposits as of June 30, 2001, the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank in the greater Providence area. The Bank offers a wide variety of deposit products, commercial, residential and consumer loans, nondeposit investment products, online banking services and other banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. As a full service community bank, the Bank seeks to differentiate itself from its competitors through superior personal service, responsiveness and local decision-making. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

      The Bank's principal subsidiary, BRI Investment Corp., a Rhode Island corporation wholly-owned by the Bank, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

      The Company's headquarters and executive management are located at One Turks Head Place, Providence, Rhode Island 02903 and its telephone number is (401) 456-5000. The Bank also maintains an internet web site at http://www.bankri.com.

Lending Activities

      General. At its formation, the Bank acquired $85.4 million of commercial loans and $32.1 million of consumer loans that were in-market loans largely associated with acquired branches. To provide sufficient assets to operate profitably, the Bank also purchased $276.4 million of residential mortgage loans, resulting in an asset mix more characteristic of a thrift institution than that of a commercial bank. The Bank's business strategy has been to grow its commercial loan portfolio and to allow the residential mortgage loan portfolio to decline gradually (as a percent of total loans) as the Bank is able to replace residential mortgage loans with higher yielding commercial loans. The Bank has allocated substantial resources to its commercial lending function to facilitate and promote such growth. From March 22, 1996, when the Bank commenced operations, until December 31, 2001, commercial loan outstandings have increased from $85.4 million to $239.4 million, an increase of $154.0 million, or 180.3%.

      The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Commercial and industrial loan products include revolving lines of credit and term loans offered at fixed and variable rates. The Bank's real estate lending activities include originating loans secured by commercial and residential properties and also purchasing residential mortgage loans. Loans are made on existing properties as well as on properties under construction. The Bank satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans. Since 2000, the Bank has also purchased packages of automobile loans.

      The Bank has tiered lending authorities. Loan commitments up to $1.0 million per customer relationship may be approved by Department Heads of the Bank's Business Lending, Commercial Real Estate and Retail Lending departments. All extensions of credit of more than $1.0 million (up to the Bank's house lending limit of $5.0 million) per customer relationship requires the approval of the Credit Committee, which consists of members of the Bank's senior management and one outside director. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

      The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2001, the Bank had $132.8 million of aggregate loan commitments outstanding to fund a variety of loans.

      Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2001, owner-occupied commercial real estate loans totaled $46.7 million, or 7.6% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Nonowner-occupied commercial real estate loans totaled $73.4 million, or 12.0% of the total loan portfolio, and multi-family residential loans totaled $14.9 million, or 2.4% of the total loan portfolio. The majority of real estate secured commercial loans are originated on a three-, or five-year adjustable rate basis. Interest rates typically charged on these loans are higher than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, origination fees may be charged on these loans.

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

      Commercial and Industrial Loans. The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration's (''SBA'') loan guaranty programs and include some form of SBA credit enhancement. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, that are responsive to the needs of the Bank's commercial customers.

      Approximately 75% of Rhode Island businesses are in Providence and Kent counties. The vast majority of these businesses are small- to mid-sized and have fewer than 50 employees. The Bank believes the financing needs of these businesses generally match the Bank's lending profile and that the Bank's branches are well positioned to generate loans from this customer base. At December 31, 2001, commercial and industrial loans (including leases) totaled $66.4 million, or 10.9% of the total loan portfolio. Generally, commercial and industrial loans are granted at higher rates than residential mortgage loans, with relatively shorter maturities, or are at adjustable rates without interest rate caps.

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

      Small Business Loans. The Bank originates loans of $250,000 or less to small business customers through its branch network and business development officers. These loans are generally secured by the assets of the business, as well as the personal guarantees of the principal owners of the business. A number of these loans are granted in conjunction with the SBA's Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2001, small business loans totaled $24.1 million, or 3.9% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

      Construction Loans. The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2001, outstanding construction loans totaled $14.0 million, or 2.3% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

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

      The risks associated with construction lending are greater than those with commercial real estate lending and multi-family lending on existing properties for a variety of reasons. The Bank seeks to minimize these risks by, among other things, often using the inspection services of a consulting engineer for commercial construction loans, advancing money during stages of completion and generally lending for construction of properties within its market area to borrowers who are experienced in the type of construction for which the loan is made, as well as by adhering to the lending standards described above. In addition, the Bank does not usually lend to fund the construction of property being built for speculative purposes.

      Residential Mortgage Loans. The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases new ARM whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows.
Servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2001, approximately 8.4% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

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

      At December 31, 2001, one- to four-family residential mortgage loans totaled $310.2 million, or 50.8% of the total loan portfolio. The fixed rate portion of this portfolio totaled $23.3 million and had original maturities of 15 and 30 years. The adjustable rate portion of this portfolio totaled $285.6 million and had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of either one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

      Consumer and Other Loans. The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2001, the consumer loan portfolio totaled $61.4 million, or 10.0% of the total loan portfolio, and is comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans. During 2000, the Bank began purchasing automobile loans from another New England institution. At December 31, 2001, purchased automobile loans totaled $6.3 million, or 1.0% of the total loan portfolio. The Bank currently anticipates continued automobile loan purchases to further diversify its consumer and other loan portfolio.

Investment Activities

      Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of U.S. agency securities, mortgage-backed securities, Federal Home Loan Bank of Boston (''FHLB'') stock and fed funds sold and other overnight investments, represents 24.4% of total assets, or $210.7 million, as of December 31, 2001.

      Loans receivable generally provide a better return than investments, and accordingly, the Company seeks to emphasize the generation of loans, rather than increasing its investment portfolio. The investments are managed by the Chief Financial Officer and Treasurer, subject to the supervision and review of the Asset/Liability Committee and in compliance with the Investment Policy established by the Bank's board of directors.

      Overall, investments produced total interest and dividend income of $11.6 million, or 20.7% of total interest and dividend income, in 2001 and $9.8 million, or 19.7% of total interest and dividend income, during 2000.

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

      As a general policy, the Bank systematically reviews the deposit accounts it offers to determine whether the accounts continue to meet customers' needs and the Bank's asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank's overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews the pricing of deposit related fees and charges.

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

Nondeposit Investment Products and Services

      In October 1997, the Bank introduced a nondeposit investment program through which it made available to its customers a variety of mutual funds and fixed and variable annuities. These investment products were offered through an arrangement with a national wholesaler of mutual funds and annuities. In December of 2000, the Bank terminated this agreement and entered into a new agreement with Commonwealth Equity Services, Inc., of Waltham, MA. The Bank now makes mutual funds, annuities, stocks and bonds available to its customers through Commonwealth, and has also assumed direct management responsibility for the program.

      In 1998, the Bank began offering trust services through a referral arrangement with a local trust company. At year-end 2000, the Bank severed this relationship and now makes investment management services available to its high net worth customers through two sources. The first is a national firm, PNC Advisors, a division of PNC Financial Services Group. The other is Baldwin Brothers, a boutique investment management firm with offices in Providence, RI and Marion, MA.

Employees

      At December 31, 2001, the Company had 184 full-time and 44 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Competition and Marketplace

      The Company's primary operating subsidiary, the Bank, is headquartered in Providence, Rhode Island, and operates in Providence and Kent counties. The Bank faces significant competition both in making loans and generating deposits. In the past, the Bank's most significant competition has come from three large regional banks that have dominated the Rhode Island market. Currently, these regional banks are FleetBoston, Citizens and Sovereign. These regional banks have well-established distribution networks and greater financial resources than the Bank, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively. In addition, the Bank faces competition for loans from local banks and out-of-state financial institutions that have established loan production offices as well as from non-bank competitors. Competition for deposits also comes from local banks, short-term money market funds, other corporation and government securities funds and other non-bank financial institutions such as brokerage firms and insurance companies. Many of the Bank's non-bank competitors are not subject to the same degree of regulation as that imposed on federally insured state chartered banks. As a result, such non-bank competitors have advantages over the Bank in providing certain services.

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

      If it appears to the Department of Business Regulation that a Rhode Island bank has violated its charter, or any law or regulation, or is conducting its business in an unauthorized or unsafe manner, or that the bank has been notified by its federal insurer of such insurer's intent to terminate deposit insurance, the Director of the Department of Business Regulation (the "Director") may, under certain circumstances, restrict the withdrawal of deposits, order any person to cease violating any Rhode Island statutes or rules and regulations or cease engaging in any unsafe, unsound or deceptive banking practice, order that capital be restored, or suspend or remove directors, committee members, officers or employees who have violated the Rhode Island banking statutes, or a rule or regulation or order thereunder, or who are reckless or incompetent in the conduct of the bank's business.

      Rhode Island law also requires any person or persons desiring to acquire control of any Rhode Island financial institution in any manner to make an application with the Director. For the purposes of the statute, "Control" has the meaning set forth in the BHC Act. The application requires, among other things, information regarding the financial condition of the bank, personal business history of the persons involved in the transaction, terms and conditions of the proposed transaction, the source of funds used in the acquisition and any plans to liquidate the bank after the acquisition. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial condition of any acquiring person might jeopardize the financial stability of the institution, the competence of the proposed management indicates that it would not be in the interest of the depositors, or the acquisition would not promote public convenience and advantage.

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

      The Bank is subject to the FDIC regulatory capital requirements. An FDIC-insured bank also must conform to certain standards, limitations, and collateral requirements with respect to certain transactions with affiliates such as the Company. Further, an FDIC-insured bank is subject to laws and regulations that limit the amount of, and establish required approval procedures, reporting requirements and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Company, the Bank, and any subsidiary of the Bank, and to their related interests. FDIC approval also is required prior to the Bank's redemption of any stock. The prior approval of the FDIC or, in some circumstances, another regulatory agency, is required for mergers and consolidations. In addition, notice to the FDIC is required prior to the closing of any branch office, and the approval of the FDIC is required in order to establish or relocate a branch facility.

      Proceedings may be instituted against any FDIC-insured bank, or any officer or director or employee of such bank and any other institution affiliated parties who engage in unsafe and unsound practices, breaches of any fiduciary duty, or violations of applicable laws, regulations, regulatory orders and agreements. The FDIC has the authority to terminate insurance of accounts, to issue orders to cease and desist, to remove officers, directors and other institution affiliated parties, and to impose substantial civil money penalties.

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

      In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk, which require FDIC-insured banks to maintain a total capital-to-risk weighted assets ratio ("Risk-Based Capital Ratio") of at least 8.0% and a Tier 1 Risk-Based Capital Ratio of at least 4.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as "core") capital consists of common shareholders' equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. "Supplementary" or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.

      Prompt Corrective Action Provisions. In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as "prompt corrective action." Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution's capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%. As of December 31, 2001, the Bank's Tier 1 leverage ratio was 5.84%, its total Risk-Based Capital Ratio was 10.97% and its Tier 1 Risk-Based Capital Ratio was 9.72%. Based upon the above ratios, the Bank is considered "well capitalized" for regulatory capital purposes.

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

      In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company's capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2001, on a consolidated basis, the Company's Tier 1 Leverage Ratio was 5.93%, its total Risk-Based Capital Ratio was 11.10% and its Tier 1 Risk-Based Capital Ratio was 9.86%. Based upon the above ratios, the Company is considered "well capitalized" for regulatory capital purposes.

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

      Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies ("related parties"), aggregated $5.5 million at December 31, 2001 and $6.4 million at December 31, 2000. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

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

      USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

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

      The following are the locations of the Bank's offices:


                                                      Size         Year Opened     Owned or           Lease
Location                                          (Square feet)    or Acquired      Leased       Expiration Date
--------                                          -------------    -----------     --------      ---------------

1047 Park Avenue, Cranston, RI                        4,700           1996        Owned          N.A.
383 Atwood Avenue, Cranston, RI                       4,700           1996        Owned          N.A.
999 South Broadway, East Providence, RI              10,500           1996        Owned          N.A.
195 Taunton Avenue, East Providence, RI               3,100           1996        Leased         2/28/03
1440 Hartford Avenue, Johnston, RI                    4,700           1996        Land Leased    12/31/02
One Turks Head Place, Providence, RI (branch)         5,000           1996        Leased         4/30/09
One Turks Head Place, Providence, RI (offices)       18,400           1999        Leased         6/30/09
165 Pitman Street, Providence, RI                     3,300           1998        Leased         10/18/08
445 Putnam Pike, Smithfield, RI                       3,500           1996        Leased         7/31/09
1062 Centerville Road, Warwick, RI                    2,600           1996        Owned          N.A.
1300 Warwick Avenue, Warwick, RI                      4,200           1996        Leased         6/30/04
233 Lambert Lind Highway, Warwick, RI                 4,800           1996        Leased         tenant at will
2975 West Shore Road, Warwick, RI                     3,500           2000        Leased         3/31/10
1175 Cumberland Hill Road, Woonsocket, RI             3,100           1998        Owned          N.A.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Section entitled "Market for the Company's Common Stock and Related Stockholder Matters" contained on page 80 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the Section entitled "Selected Consolidated Financial Data" contained on pages 18 through 19 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 20 through 43 of the Company's 2001 Annual Report to Shareholders filed as
Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated herein by reference to the Section entitled "Asset and Liability Management" contained on pages 39 through 41 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the Consolidated Balance Sheets as of December 31, 2001 and 2000 and the Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001, together with the accompanying notes and the Independent Auditors' Report contained on pages 45 through 77 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

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

      The following table sets forth the executive officers of the Company as of the date hereof.


              Name             Age                        Position
              ----             ---                        --------

      Merrill W. Sherman       53      President and Chief Executive Officer
      Albert R. Rietheimer     45      Chief Financial Officer and Treasurer
      Donald C. McQueen        45      Vice President and Assistant Secretary
      Margaret D. Farrell      52      Secretary
      James V. DeRentis        40      Bank Executive Vice President - Retail Banking

      Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of the Providence and Worcester Railroad Company and The Providence Journal Company, a BELO subsidiary.

      Albert R. Rietheimer. Mr. Rietheimer has served as Chief Financial Officer and Treasurer of the Company since its formation and of the Bank since September 1996. Mr. Rietheimer is a certified public accountant.

      Donald C. McQueen. Mr. McQueen has served as Vice President and Assistant Secretary of the Company since its formation and as the Bank's Executive Vice President and Chief Credit and Administrative Officer since October 2001. From May 1998 through October 2001, Mr. McQueen served as the Bank's Executive Vice President and Chief Lending Officer and from 1996 through May 1998, Mr. McQueen served as the Bank's Senior Vice President - Credit Administration.

      Margaret D. Farrell. Ms. Farrell has served as Secretary of the Company and Bank since their formation. Ms. Farrell has been a partner of the law firm of Hinckley, Allen & Snyder LLP since 1981. Ms. Farrell is also a director of the Company and the Bank.

      James V. DeRentis. Mr. DeRentis has served as the Bank's Executive Vice President - Retail Banking since October 2001. Immediately prior, Mr. DeRentis served as the Bank's Senior Vice President - Retail Banking from December 1998 through October 2001. From 1996 through 1998, Mr. DeRentis was a Vice President in the Bank's Retail Group.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Transactions with Management" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

      The following consolidated financial statements contained within the Company's 2001 Annual Report to Shareholders are incorporated herein by reference in Item 8.

            1.    Independent Auditors' Report

            2.    Consolidated Balance Sheets as of December 31, 2001 and
                  2000

            3. Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

            4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

            5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

      (3)   Exhibits


      Exhibit No.     Description
      -----------     -----------

        3.1           Articles of Incorporation of the Company, as amended (1)

        3.2           By-laws of the Company (1)

        10.1          Employment Agreement of Merrill W. Sherman dated December 18, 2000 (3) +

        10.2          Employment Agreement of Albert R. Rietheimer dated December 18, 2000 (3) +

        10.3          Employment Agreement of Donald C. McQueen dated December 18, 2000 (3) +

        10.4          Employment Agreement of James V. DeRentis dated December 18, 2000 (3) +

        10.5          Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan (3) +

        10.6          Amended and Restated Non-Employee Director Stock Plan (2) +




      (3)   Exhibits (continued)


      Exhibit No.     Description
      -----------     -----------


        10.7 (a) Bank Rhode Island Supplemental Executive Retirement Plan, as amended by Amendments No. 1 and No. 2 (1) +

        10.7 (b)      Amendment No. 3 to Bank Rhode Island Supplemental
                      Executive Retirement Plan (3) +

        10.7 (c)      Amendment No. 4 to Bank Rhode Island Supplemental
                      Executive Retirement Plan  +

        10.8          Bank Rhode Island Nonqualified Deferred Compensation Plan, as
                      amended by Amendment No. 1 (1) +

        10.9          Warrant for 136,315 shares of Common Stock issued to Fleet
                      Financial Group, Inc. (1)

        10.10         CEO Deferred Compensation Agreement by and between Bank
                      Rhode Island and Merrill W. Sherman (4) +

        10.11         Restricted Stock Agreement by and among Bancorp Rhode
                      Island, Inc., Bank Rhode Island and Merrill W. Sherman (4) +

        11            Computation of earnings per share (5)

        13            Annual Report to Shareholders for 2001, portions of which have been incorporated by reference herein are filed with the Commission.  Those portions which have not been incorporated by reference herein are provided for information purposes only.

        21            List of Subsidiaries

        23            Consent of KPMG LLP, as accountants for the Company

--------------------
<F1>  Incorporated by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-33182
<F2>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended September 30, 2000.
<F3>  Incorporated by reference from the Company's Annual Report on Form
      10-K for the year ended December 31, 2000.
<F4>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended March 31, 2001.
<F5>  The calculation of earnings per share is set forth as Note 20 to the
      Company's audited consolidated financial statements. The Company's audited consolidated financial statements are filed herewith as part of Exhibit 13.
+     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      Current Report on Form 8-K dated November 23, 2001, announcing that due to a recent FASB accounting interpretation, the Company no longer believed that it would be able to eliminate $1.2 million of annual goodwill amortization beginning January 1, 2002 as stated in previous SEC filings and earlier announcements.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCORP RHODE ISLAND, INC.


Date:  March 25, 2002                  By: /s/ Merrill W. Sherman
                                           --------------------------------
                                           Merrill W. Sherman
                                           President and Chief Executive
                                           Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Merrill W. Sherman                 /s/ Albert R. Rietheimer
-----------------------------------    ------------------------------------
Merrill W. Sherman,                    Albert R. Rietheimer,
President, Chief Executive Officer     Chief Financial Officer and
and Director (Principal Executive      Treasurer (Principal Financial
Officer)                               and Accounting Officer)
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ Karen Adams                        /s/ Anthony F. Andrade
-----------------------------------    ------------------------------------
Karen Adams, Director                  Anthony F. Andrade, Director
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ John R. Berger                     /s/ Malcolm G. Chace
-----------------------------------    ------------------------------------
John R. Berger, Director               Malcolm G. Chace, Director and
Date:  March 25, 2002                  Chairman of the Board
                                       Date:  March 25, 2002


/s/ Ernest J. Chornyei, Jr.            /s/ Karl F. Ericson
-----------------------------------    ------------------------------------
Ernest J. Chornyei, Jr., Director      Karl F. Ericson, Director
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ Margaret D. Farrell                /s/ Mark R. Feinstein
-----------------------------------    ------------------------------------
Margaret D. Farrell, Director          Mark R. Feinstein, Director
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ F. James Hodges, Jr.               /s/ Edward J. Mack
-----------------------------------    ------------------------------------
F. James Hodges, Jr., Director         Edward J. Mack, Director
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ Donald J. Reaves                   /s/ Cheryl W. Snead
-----------------------------------    ------------------------------------
Donald J. Reaves, Director             Cheryl W. Snead, Director
Date:  March 25, 2002                  Date:  March 25, 2002


/s/ John A. Yena
-----------------------------------
John A. Yena, Director
Date:   March 25, 2002