Form 10-Q
period 2002-03-31
BANCORP RHODE ISLAND INC
filed 2002-05-15
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


    Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                     For quarter ended:  March 31, 2002


                       Commission File No.  001-16101


                         BANCORP RHODE ISLAND, INC.
----------------------------------------------------------------------------
           (Exact Name of Registr ant as Specified in Its Charter)

           RHODE ISLAND                     05-0509802
----------------------------------------------------------------------------
(State or Other Jurisdiction               (IRS Employer
 of Incorporation or Organization)      Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 9, 2002:

      Common Stock - Par Value $0.01      3,759,850 shares
      ------------------------------      ----------------
                 (class)                    (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                 PAGE NUMBER
                                                                 -----------

          Cover Page                                                  1

          Index                                                       2

                       PART  I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Operations                       4

          Consolidated Statements of Changes in
           Shareholders' Equity                                       5

          Consolidated Statements of Cash Flows                       6

          Notes to Consolidated Financial Statements                7 - 8

Item 2    Management's Discussion and Analysis                      9 - 18

Item 3    Quantitative and Qualitative Disclosures
           About Market Risk                                       19 - 20

                         PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                           21

Item 2    Changes in Securities                                       21

Item 3    Default upon Senior Securities                              21

Item 4    Submission of Matters to a Vote of  Security Holders        21

Item 5    Other Information                                           21

Item 6    Exhibits and Reports on Form 8-K                            21

          Signature Page                                              22

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                                March 31,    December 31,
                                                                                  2002          2001
                                                                               ----------    ------------
                                                                                     (In thousands)

ASSETS:
  Cash and due from banks                                                      $ 26,779       $ 24,261
  Overnight investments                                                          19,352          4,913
   Investment securities available for sale (amortized cost of $64,166 and
   $49,193 at March 31, 2002 and December 31, 2001, respectively)                63,695         49,453
  Mortgage-backed securities available for sale (amortized cost of $185,385
   and $149,549 at March 31, 2002 and December 31, 2001, respectively)          185,557        150,650
  Stock in Federal Home Loan Bank of Boston                                       7,683          5,668
Loans receivable:
  Residential mortgage loans                                                    294,739        310,212
  Commercial loans                                                              242,144        239,364
  Consumer and other loans                                                       61,798         61,388
                                                                               -----------------------

      Total loans                                                               598,681        610,964
  Less allowance for loan losses                                                 (8,893)        (8,524)
                                                                               -----------------------
      Net loans                                                                 589,788        602,440
Premises and equipment, net                                                       7,179          7,184
Other real estate owned                                                              --            264
Excess of cost over net assets acquired, net                                     10,475         10,766
Accrued interest receivable                                                       6,338          5,803
Investment in bank owned life insurance                                          10,095             --
Prepaid expenses and other assets                                                 3,546            848
                                                                               -----------------------

      Total assets                                                             $930,487       $862,250
                                                                               =======================

LIABILITIES:
Deposits:
  Demand deposit accounts                                                      $118,353       $112,925
  NOW accounts                                                                   50,007         44,445
  Money market accounts                                                           9,589          9,914
  Savings accounts                                                              276,059        254,861
  Certificate of deposit accounts                                               238,670        248,268
                                                                               -----------------------
      Total deposits                                                            692,678        670,413
Overnight and short-term borrowings                                              18,278         13,033
Federal Home Loan Bank of Boston borrowings                                     151,656        113,365
Company-obligated mandatorily redeemable capital securities                       3,000          3,000
Other liabilities                                                                 5,604          3,342
                                                                               -----------------------
      Total liabilities                                                         871,216        803,153
                                                                               -----------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
    Voting:  Issued and outstanding 3,756,550 shares 2002 and 3,753,550
             shares in 2001                                                          38             37
  Additional paid-in capital                                                     39,877         39,826
  Retained earnings                                                              19,553         18,336
  Accumulated other comprehensive income (loss), net                               (197)           898
                                                                               -----------------------

      Total shareholders' equity                                                 59,271         59,097
                                                                               -----------------------
      Total liabilities and shareholders' equity                               $930,487       $862,250
                                                                               =======================

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                     2002           2001
                                                                     ----           ----
                                                           (In thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                     $    4,927      $    5,214
  Commercial loans                                                    4,288           4,713
  Consumer and other loans                                              939           1,270
  Mortgage-backed securities                                          2,100           2,003
  Investment securities                                                 708             742
  Overnight investments and other                                        73             141
  Federal Home Loan Bank of Boston stock dividends                       62              74
                                                                 --------------------------
      Total interest and dividend income                             13,097          14,157
                                                                 --------------------------

Interest expense:
  NOW accounts                                                           42              50
  Money market accounts                                                  35              78
  Savings accounts                                                    1,217           1,869
  Certificate of deposit accounts                                     2,289           3,708
  Overnight and short-term borrowings                                    59             192
  Federal Home Loan Bank of Boston borrowings                         1,762             950
  Other borrowings                                                       --              70
  Company-obligated mandatorily redeemable capital securities            76              34
                                                                 --------------------------
      Total interest expense                                          5,480           6,951
                                                                 --------------------------

      Net interest income                                             7,617           7,206
Provision for loan losses                                               400             488

      Net interest income after provision for loan
       losses                                                         7,217           6,718
                                                                 --------------------------

Noninterest income:
  Service charges on deposit accounts                                   855             766
  Loan related fees                                                      91              49
  Commissions on loans originated for others                             94              59
  Commissions on nondeposit investment products                         249              73
  Gain on sale of mortgage-backed securities                             23              --
  Income from bank owned life insurance                                  95              --
  Other income                                                          159             155
                                                                 --------------------------
      Total noninterest income                                        1,566           1,102
                                                                 --------------------------

Noninterest expense:
  Salaries and employee benefits                                      3,047           2,650
  Occupancy                                                             467             430
  Equipment                                                             249             231
  Data processing                                                       440             419
  Marketing                                                             271             188
  Professional services                                                 407             215
  Loan servicing                                                        223             209
  Other real estate owned expense                                        (9)             43
  Amortization of excess of cost over net assets acquired               291             291
  Other expenses                                                        762             713
                                                                 --------------------------
      Total noninterest expense                                       6,148           5,389
                                                                 --------------------------
      Income before income taxes                                      2,635           2,431
Income tax expense                                                      930             871
                                                                 --------------------------
      Net income                                                 $    1,705      $    1,560
                                                                 ==========================

Per share data:
    Basic earnings per common share                              $     0.46      $     0.42
    Diluted earnings per common share                            $     0.43      $     0.40

    Average common shares outstanding - basic                     3,747,171       3,734,828
    Average common shares outstanding - diluted                   3,977,319       3,865,939

See accompanying notes to consolidated financial statementsBANCORP RHODE

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-
                                                       Additional                   hensive
                                             Common     Paid-in      Retained       Income
Three months ended March 31,                  Stock     Capital      Earnings     (Loss), Net       Total
----------------------------                 ------    ----------    --------     -----------       -----

2002
----
Balance at December 31, 2001                   $37      $39,826       $18,336       $   898       $59,097
  Net income                                    --           --         1,705            --         1,705
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                                   (1,080)       (1,080)
    Realized gain (loss) on
     securities available for sale
     net of taxes of $8                                                                 (15)          (15)
                                                                                                  -------
    Comprehensive income                                                                              610

Exercise of stock options                        1           43            --            --            44
Common stock issued for incentive
 stock award, net                               --            8            --            --             8
Dividends on common stock                       --           --          (488)           --          (488)
                                               ----------------------------------------------------------
Balance at March 31, 2002                      $38      $39,877       $19,553          (197)      $59,271
                                               ==========================================================
2001
----

Balance at December 31, 2000                   $37      $39,621       $13,815       $  (181)      $53,292
  Net income                                    --           --         1,560            --         1,560
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                                      927           927
                                                                                                  -------
    Comprehensive income                                                                            2,487

  Common stock issued for incentive
   stock award, net                             --            5            --            --             5
  Dividends on common stock                     --           --          (448)           --          (448)
                                               ----------------------------------------------------------
Balance at March 31, 2001                      $37      $39,626       $14,927       $   746       $55,336
                                               ==========================================================

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                              2002           2001
                                                              ----           ----
                                                                 (In thousands)

Cash flows from operating activities:
  Net income                                                 $  1,705      $  1,560
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                                 928           684
    Provision for loan losses                                     400           488
    Gain on sale of mortgage-backed securities                    (23)           --
    Gain on sale of other real estate owned                       (29)           --
    Income from bank-owned life insurance                         (95)           --
    Compensation expense from restricted stock grant                8             5
    (Increase) decrease in:
      Accrued interest receivable                                (535)         (970)
      Prepaid expenses and other assets                        (2,133)         (218)
      Increase (decrease) in:
        Other liabilities                                       2,262           961
      Other, net                                                   43            20
                                                             ----------------------
        Net cash provided (used) by operating activities        2,531         2,530
                                                             ----------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                 (1,761)       (2,703)
    Commercial loans                                          (21,311)       (9,331)
    Consumer loans                                             (7,122)       (4,033)
  Purchase of:
      Investment securities available for sale                (17,984)       (4,027)
      Mortgage-backed securities available for sale           (55,820)      (16,066)
      Residential mortgage loans                              (34,462)      (74,969)
      Consumer loans                                               --        (5,045)
      Federal Home Loan Bank of Boston stock                   (2,015)       (1,211)
  Principal payments on:
    Investment securities available for sale                    3,006        13,000
    Mortgage-backed securities available for sale              16,154         5,175
    Residential mortgage loans                                 51,486        18,504
    Commercial loans                                           18,514         5,912
    Consumer loans                                              6,612         5,190
  Proceeds from sale of mortgage-backed securities              3,766            --
  Proceeds from sale of other real estate owned                   293            --
  Capital expenditures for premises and equipment                (287)         (206)
  Purchase of bank-owned life insurance                       (10,000)           --
                                                             ----------------------
        Net cash provided (used) by investing activities      (50,931)      (69,810)
                                                             ----------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                          22,265           (84)
  Net increase (decrease) in overnight and short-term
   borrowings                                                   5,245         3,447
  Proceeds from long-term borrowings                           40,295        71,000
  Repayment of long-term borrowings                            (2,004)       (3,003)
  Proceeds from issuance of common stock                           44            --
  Dividends on common stock                                      (488)         (448)
                                                             ----------------------
        Net cash provided (used) by financing activities       65,357        70,912
                                                             ----------------------
  Net increase (decrease) in cash and cash equivalents         16,957         3,632
  Cash and cash equivalents at beginning of period             29,174        34,453
                                                             ---------------------
  Cash and cash equivalents at end of period                 $ 46,131      $ 38,085
                                                             ======================
Supplementary Disclosures:
  Cash paid for interest                                     $  5,595      $  6,443
  Cash paid for income taxes                                       45           165
  Non-cash transactions:
    Additions to other real estate owned in settlement of
     loans                                                         --            17
    Change in other comprehensive income, net of taxes         (1,095)          927

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank and BRI Statutory Trust I (an issuer of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP") and prevailing practices within the banking industry and include all necessary adjustments
(consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

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

(3)   Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill, as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier.

      On October 17, 2001, FASB issued Action Alert No. 01-37. That Action Alert reported a conclusion reached by FASB at its October 10, 2001 meeting regarding the application of SFAS 142 and Statement of Financial Accounting Standards 141, Business Combinations ("SFAS 141") with respect to goodwill accounting for bank branch acquisitions. The conclusion set forth in the October 17th Action Alert states that paragraph 5 of Statement of Financial Standards 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72), "applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired." SFAS 72 was originally issued in 1983, in the context of the savings and loan crisis and the acquisition of so-called "troubled" financial institutions. The branch acquisitions associated with the formation of the Company's banking subsidiary in March 1996 were such that the fair value of the liabilities assumed appear to exceed the fair value of tangible and intangible assets acquired. Thus, the March 1996 transaction gave rise to a type of intangible that, unlike goodwill, will continue to be amortized under current accounting guidelines.

      Based upon the conclusion set forth in the October 17th Action Alert, the Company is required to continue amortizing its intangible attributable to its March 1996 bank branch acquisition during the Fleet Financial Group, Inc. divestiture. Current amortization of this intangible is $1.2 million annually. Accordingly, the Company anticipates that there will continue to be a difference between its GAAP and cash basis presentations.

      The October 17th Action Alert also states that FASB will reconsider its new guidance during future deliberations. The conclusion reached by FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date. The Company, however, can give no assurance that FASB will vary from its current position. Regardless of its final outcome, this goodwill accounting issue will not have any material impact on the Company's financial condition. At March 31, 2002, the Company had $10.5 million of excess of cost over net assets acquired remaining on its balance sheet.

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

GENERAL
-------

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Providence and Kent counties. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. The Bank also has introduced both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

NON-GAAP MEASURES OF FINANCIAL PERFORMANCE
------------------------------------------

      The Bank's formation in 1996 resulted in the generation of $17.5 million of intangibles that are being amortized over a 15-year period. The amortization of these intangibles reduces the Bank's pre-tax income $1.2 million annually. Because of the impact of this amortization, certain measures of financial performance have been calculated excluding such amortization and any related income taxes.

      These measures are identified as "cash" or "cash basis" and have been provided to assist the reader in evaluating the core performance of the Company. Information presented on a cash basis is not in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), but management believes it to be beneficial to gaining an understanding of the financial performance of the Company.

      The following table sets forth selected financial measures according to GAAP and on a cash basis:


                                       Three Months Ended
                                            March 31,
                                       -------------------
                                         2002         2001
                                         ----         ----

Basic earnings per share               $ 0.46      $ 0.42
Diluted earnings per share             $ 0.43      $ 0.40

Basic cash earnings per share          $ 0.51      $ 0.47
Diluted cash earnings per share        $ 0.48      $ 0.45

Return on average assets                 0.77%       0.82%
Cash basis return on average assets      0.87%       0.94%

Return on average equity                11.48%      11.75%
Cash basis return on average equity     12.75%      13.16%

Efficiency ratio                        66.95%      64.87%
Cash basis efficiency ratio             63.78%      61.36%

OVERVIEW
--------

      Total assets increased $68.2 million, or 7.9%, to $930.5 million at March 31, 2002 from $862.3 million at December 31, 2001. This increase was predominantly in overnight investments, US Agency securities and mortgage-backed securities ("MBSs") and was funded by a combination of deposit growth and borrowings from the FHLB. Since the end of last year, total deposits increased $22.3 million, or 3.3%, and FHLB borrowings increased $38.3 million, or 33.8%. Shareholders' equity was $59.3 million at March 31, 2002, and represented 6.4% of total assets.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs, and stock in the FHLB) totaled $276.3 million, or 29.7% of total assets, at March 31, 2002, compared to $210.7 million, or 24.4% of total assets, at December 31, 2001. All $249.3 million of investment and mortgage-backed securities at March 31, 2002 were classified as available for sale and carried a total of $299,000 in net unrealized losses at the end of the quarter. The increase in total investments of $65.6 million, or 31.1%, was associated with the growth in total deposits and FHLB borrowings.

      -- Loans. Total loans were $598.7 million, or 64.3% of total assets, at March 31, 2002, compared to $611.0 million, or 70.9% of total assets, at December 31, 2001. In response to low market interest rates, the Company experienced a sharp increase in residential loan and MBS prepayments during the fourth quarter of 2001 and the first quarter of 2002. This resulted in the residential mortgage loan portfolio decreasing $15.5 million, or 5.0%, during the first quarter of 2002, as prepayments exceeded new loan purchases.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate, and construction loans) increased $2.8 million, or 1.2%, during the first quarter. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      The consumer loan portfolio remained relatively unchanged during the first quarter of 2002, beginning the quarter at $61.4 million and ending the quarter at $61.8 million.

      While origination efforts continue to be concentrated on commercial and consumer loan opportunities, the Bank also originates residential mortgage loans on a limited basis for its customers. Additionally, until such time as the Company can generate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                March 31,     December 31,
                                                  2002            2001
                                                ---------     ------------
                                                (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate            $272,234       $285,589
  One- to four-family fixed rate                   21,293         23,306
                                                 -----------------------
      Subtotal                                    293,527        308,895
Premium on loans acquired                           1,284          1,381
Net deferred loan origination fees                    (72)           (64)
                                                 -----------------------
      Total residential mortgage loans           $294,739       $310,212
                                                 =======================

Commercial loans:
  Commercial real estate - nonowner occupied     $ 75,034       $ 73,369
  Commercial and industrial                        50,086         53,677
  Commercial real estate - owner occupied          47,423         46,698
  Small business                                   24,628         24,122
  Multi-family real estate                         16,391         14,927
  Construction                                     17,797         14,027
  Leases and other                                 10,956         12,715
                                                 -----------------------
      Subtotal                                    242,315        239,535
  Net deferred loan origination fees                 (171)          (171)
                                                 -----------------------
      Total commercial loans                     $242,144       $239,364
                                                 =======================

Consumer loans:
  Home equity - lines of credit                  $ 29,847       $ 28,460
  Home equity - term loans                         23,454         22,930
  Automobile                                        5,506          6,335
  Installment                                       1,157          1,240
  Savings secured                                     615            656
  Unsecured and other                                 613          1,153
                                                 -----------------------
      Subtotal                                     61,192         60,774
  Premium on loans acquired                           167            192
  Net deferred loan origination costs                 439            422
                                                 -----------------------
      Total consumer loans                       $ 61,798       $ 61,388
                                                 =======================

      -- Deposits and Borrowings. Total deposits increased by $22.3 million, or 3.3%, during the first quarter of 2002, from $670.4 million, or 77.8% of total assets, at December 31, 2001, to $692.7 million, or 74.4% of total assets, at March 31, 2002. The decrease in the relative percentage of total assets resulted from first quarter total asset growth being primarily funded by FHLB borrowings. In addition, the composition of total deposits also changed during the quarter. Core deposit accounts (checking and savings) increased $31.9 million, or 7.5%, during the quarter, while certificates of deposit decreased $9.6 million, or 3.9%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At March 31, 2002, core deposit accounts comprised 65.5% of total deposits, compared to 63.0% of total deposits at December 31, 2001.

      The following table sets forth certain information regarding deposits:


                                                  March 31, 2002                    December 31, 2001
                                         -------------------------------     ------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                        of       Average                   of       Average
                                         Amount       Total       Rate       Amount      Total      Rate
                                         ------      -------    --------     ------     -------    --------
                                                                 (Dollars in thousands)

NOW accounts                             $ 50,007       7.2%     0.33%     $ 44,445      6.6%    0.40%
Money market accounts                       9,589       1.4%     1.32%        9,914      1.5%    1.40%
Savings accounts                          276,059      39.8%     1.82%      254,861     38.0%    1.90%
Certificate of deposit accounts           238,670      34.5%     3.61%      248,268     37.0%    4.15%
                                         ------------------                -----------------
      Total interest bearing deposits     574,325      82.9%     2.43%      557,488     83.1%    2.77%

Noninterest bearing accounts              118,353      17.1%       --       112,925     16.9%      --
                                         ------------------                -----------------
      Total deposits                     $692,678     100.0%     2.01%     $670,413    100.0%    2.31%
                                         ============================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first quarter of 2002, FHLB borrowings increased $38.3 million, or 33.8%, as the Company sought to take advantage of lower, long-term borrowing rates to fund its asset growth. The proceeds from these new borrowings were primarily reinvested in hybrid ARM MBSs and allowed the Company to control the duration match of its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At March 31, 2002, the Company had nonperforming assets of $577,000, which represented 0.06% of total assets. This compares to nonperforming assets of $1.0 million, or 0.12% of total assets, at December 31, 2001. The level of nonperforming assets remains at a low level, but as the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, as will its level of charged-off loans. Nonperforming assets at March 31, 2002, consisted of nonaccrual residential mortgage loans aggregating $367,000, nonaccrual commercial loans aggregating $136,000 and nonaccrual consumer loans aggregating $74,000. There were no impaired loans as of December 31, 2001 or March 31, 2002. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At March 31, 2002, loans with an aggregate balance of $142,000 were 60 to 89 days past due, an increase of $11,000, or 8.4%, from $131,000 reported at December 31, 2001. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                        March 31,    December 31,
                                                           2002          2001
                                                        ---------    ------------
                                                         (Dollars in thousands)

Loans accounted for on a nonaccrual basis                 $ 577          $  753
Loans past due 90 days or more, but still accruing           --              --
Impaired loans (not included in nonaccrual loans)            --              --
                                                          ---------------------
      Total nonperforming loans                             577             753
                                                          ---------------------
Other real estate owned                                      --             264
      Total nonperforming assets                          $ 577          $1,017
                                                          =====================
Delinquent loans 60-89 days past due                      $ 142          $  131

Nonperforming loans as a percent of total loans            0.10%           0.12%
Nonperforming assets as a percent of total assets          0.06%           0.12%
Delinquent loans 60-89 days past due as a percent of
 total loans                                               0.02%           0.02%

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

      At March 31, 2002, the Company had $8.1 million of assets that were classified as substandard. This compares to $8.7 million of assets that were classified as substandard at December 31, 2001. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2002, included in the assets that were classified as substandard, were $7.5 million of performing loans. This compares to $7.9 million of adversely classified performing loans as of December 31, 2001. Adversely classified assets are a reflection of commercial credit quality. An increase in adversely classified assets may lead to an increase in nonperforming assets and an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first quarter of 2002, the Company made provisions to the allowance for loan losses totaling $400,000 and had $31,000 of net charge-offs, bringing the balance in the allowance to $8.9 million, compared to $8.5 million at December 31, 2001. The allowance, expressed as a percentage of total loans, increased to 1.49% as of March 31, 2002, compared to 1.40% at the prior year end and stood at 1541.2% of nonperforming loans at March 31, 2002, compared to 1132.0% of nonperforming loans at December 31, 2001.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of March 31, 2002, is adequate.

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

RESULTS OF OPERATIONS
---------------------

      The Company's operating results depend primarily on its "net interest income," or the difference between its interest income and its cost of money, and on the quality of its assets. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. Earnings are further influenced by the quality of assets, through the amount of interest income lost on nonaccrual loans, the amount of additions to the allowance for loan losses and the amount of expenses incurred as a result of resolving troubled assets.

Three Months Ended March 31, 2002 and 2001
------------------------------------------

      -- Overview. The Company reported net income for the first quarter of 2002 of $1.7 million, up $145,000, or 9.3%, from the first quarter of 2001. Diluted earnings per common share were $0.43 for the first quarter of 2002, compared to $0.40 for the first quarter of 2001. Diluted cash earnings per common share were $0.48 for the 2002 period, compared to $0.45 for the 2001 period.

      The Company reported a return on average assets of 0.77% and a return on average equity of 11.48% for the 2002 period, as compared to a return on average assets of 0.82% and a return on average equity of 11.75% for the 2001 period. Cash basis return on average assets and cash basis return on average equity were 0.87% and 12.75% for the 2002 period, and 0.94% and 13.16% for the 2001 period, respectively.

      -- Net Interest Income. For the quarter ended March 31, 2002, net interest income was $7.6 million, compared to $7.2 million for the 2001 period. The net interest margin for the first quarter of 2002 was 3.63% compared to a net interest margin of 3.99% for the 2001 period. The increase in net interest income of $411,000, or 5.7%, was primarily attributable to the continued growth of the Company. Average earning assets were $119.1 million, or 16.3%, higher, and average interest-bearing liabilities were $102.6 million, or 16.6%, higher, than the comparable period a year earlier. The decrease of 36 basis points in the net interest margin resulted from a 400 basis point drop in short-term market interest rates, coupled with tighter spreads on wholesale asset purchases completed in February 2001 and in the first quarter of 2002.

      -- Interest Income. Investments. Total investment income was $2.9 million for the quarter ended March 31, 2002, compared to $3.0 million for the 2001 quarter. The decrease in total investment income was only $17,000, or 0.6%, and was attributable to a decrease in market interest rates, which was almost entirely offset by an increase in average balance. The average yield on investments decreased 179 basis points, and the average balance of investments increased $67.6 million, from the first quarter of 2001 to the first quarter of 2002. The increase in average balance was primarily in MBSs. The Company's investments are primarily comprised of US Agency securities or MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $10.2 million for the three months ended March 31, 2002, and represented a yield on total loans of 6.80%. This compares to $11.2 million of interest, and a yield of 8.20%, for the first quarter of 2001. Declining market interest rates, coupled with increased residential mortgage loan prepayment activity, resulted in lower interest from the loan portfolio. Interest from commercial loans decreased $425,000, or 9.0%, between the two quarters and income from consumer and other loans decreased $331,000, or 26.1%. Residential mortgage loan interest decreased $287,000, or 5.5%, during the same period. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the first quarter of 2001 as follows: commercial loans increased $25.8 million, or 12.0%, residential mortgage loans increased $23.5 million, or 8.6%, and consumer and other loans increased $2.2 million, or 3.6%, respectively. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: commercial loans decreased 166 basis points, to 7.21%; consumer and other loans decreased 247 basis points, to 6.16%, and residential mortgage loans decreased 98 basis points, to 6.60%.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $1.5 million, or 21.2%, to $5.5 million for the three months ended March 31, 2002, from $7.0 million for the same period during 2001. The decrease in total interest expense was primarily attributable to a decrease in market interest rates. The overall average cost for interest-bearing liabilities decreased 148 basis points from 4.56% for the first quarter of 2001 to 3.08% for the first quarter of 2002. Average costs for the various components of interest-bearing liabilities changed from the first quarter of 2001 as follows: NOW accounts decreased 17 basis points, to 0.39%; money market accounts decreased 119 basis points, to 1.37%; savings deposits decreased 164 basis points, to 1.87%; certificate of deposit accounts decreased 191 basis points, to 3.81%; and borrowings decreased 74 basis points to 4.78%. Meanwhile, the average balance of interest-bearing liabilities increased $95.4 million, from $522.8 million in the first quarter of 2001 to $618.2 million in the first quarter of 2002, as borrowings were utilized to fund asset growth. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan Losses. The provision for loan losses was $400,000 for the quarter ended March 31, 2002, down $88,000, or 18.0%, from the same quarter last year as both nonperforming and delinquent loans decreased from March 31, 2001 levels. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $464,000, or 42.1%, to $1.6 million for the first quarter of 2002, from $1.1 million for the first quarter of 2001. Service Charges on Deposit Accounts, which continues to represent the largest source of noninterest income for the Company, rose $89,000, or 11.6%, from $766,000 for the three months ended March 31, 2001, to $855,000 for the same period in 2002 in response to continued growth in checking and savings accounts. Commissions on Loans Originated for Others increased $35,000, or 59.3%, as fixed-rate mortgage loan activity increased in response to falling market interest rates. Commissions on nondeposit investment products increased $176,000, or 241.1%, as a result of efforts to revitalize, and bring the program in-house, which were begun in the first quarter of last year. Lastly, the Bank purchased $10.0 million of bank-owned life insurance during the first quarter of 2002, which resulted in $95,000 of noninterest income in the 2002 quarter.

      -- Noninterest Expense. Noninterest expenses for the first quarter of 2002 increased a total of $759,000, or 14.1%, to $6.1 million from $5.4 million in 2001. This increase occurred primarily in the following areas:
Salaries and Benefits (up $397,000, or 15.0%), Occupancy and Equipment (up $55,000, or 8.3%), Marketing (up $83,000, or 44.1%) and Professional Services (up $192,000, or 89.3%). During 2001, the Bank experienced substantial growth in both loans and core deposits that resulted in the increased operating costs evidenced in the first quarter of 2002. In addition, the Bank is currently reviewing its alternatives for data processing and has retained professional assistance for this project. Partially offsetting these increases was a decrease in OREO Expense (down $52,000, or 120.9%) as the Bank disposed of all properties held in OREO. The Company's efficiency ratio increased slightly, to 66.95%, in 2002 and its cash basis efficiency ratio increased slightly to 63.78%.

      -- Income Tax Expense. Income tax expense of $930,000 was recorded for the three months ended March 31, 2002, compared to $871,000 for the same period during 2001. This represented total effective tax rates of 35.3% and 35.8%, respectively. Tax-favored income from U.S. Treasury and Agency securities along with the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At March 31, 2002, overnight investments, investment securities and MBSs available for sale amounted to $268.6 million, or 28.9% of total assets. This compares to $205.0 million, or 23.8% of total assets at December 31, 2001. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at March 31, 2002 was $59.3 million, as compared to $59.1 million at December 31, 2001. This increase of $174,000 was the result of net income for the quarter of $1.7 million, less dividends of $488,000 and changes in other comprehensive income of $1.1 million.

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

      As of March 31, 2002, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:



                                                                   Minimum  Required    Minimum Required
                                                                      For Capital        To Be Considered
                                                   Actual          Adequacy Purposes    "Well Capitalized"
                                             -----------------     -----------------    ------------------
                                             Amount     Ratio      Amount     Ratio      Amount     Ratio
                                             ------     -----      ------     -----      ------     -----

At March 31, 2002:
Bancorp Rhode Island, Inc.
Tier I capital (to average assets)          $ 51,993     5.87%    $ 26,591    3.00%    $ 44,319     5.00%
Tier I capital (to risk weighted assets)      51,993     9.65%      21,559    4.00%      32,338     6.00%
Total capital (to risk weighted assets)       58,755    10.90%      43,117    8.00%      53,897    10.00%

Bank Rhode Island
Tier I capital (to average assets)          $ 51,146     5.78%    $ 26,548    3.00%    $ 44,246     5.00%
Tier I capital (to risk weighted assets)      51,146     9.49%      21,554    4.00%      32,332     6.00%
Total capital (to risk weighted assets)       57,908    10.75%      43,109    8.00%      53,886    10.00%

At December 31, 2001:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)          $ 50,433     5.93%    $ 25,508    3.00%    $ 42,513     5.00%
Tier I capital (to risk weighted assets)      50,433     9.86%      20,462    4.00%      30,694     6.00%
Total capital (to risk weighted assets)       56,803    11.10%      40,925    8.00%      51,156    10.00%

Bank Rhode Island
Tier I capital (to average assets)          $ 49,702    5.84%     $ 25,526    3.00%    $ 42,544     5.00%
Tier I capital (to risk weighted assets)      49,702    9.72%       20,458    4.00%      30,687     6.00%
Total capital (to risk weighted assets)       56,121   10.97%       40,916    8.00%      51,145    10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing the vulnerability of its operations to changes in market interest
rates.    The Bank's Asset/Liability Committee ("ALCO") manages the
Company's interest rate risk position using both income simulation and interest rate sensitivity "gap" analysis. The ALCO has established internal parameters for monitoring the income simulation and gap analysis. These guidelines serve as benchmarks for evaluating actions to balance the current position against overall strategic goals. The ALCO monitors current exposures and reports these to the Board of Directors.

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of March 31, 2002, net interest income simulation indicated that the Company's exposure to changing interest rates was outside of the 10% tolerance level established for the second year of a 200 basis point decline. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net
interest margin for modeling purposes.   The ALCO reviews the methodology
utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2002:


                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                    Dollar        Percent
                                    Change        Change
                                    ------        ------
                                   (Dollars in thousands)

Initial Twelve Month Period:
  Up 200 basis points              $   707         2.24%
  Up 100 basis points                  443         1.40%
  Down 100 basis points               (486)       (1.54%)
  Down 200 basis points             (1,009)       (3.20%)

Subsequent Twelve Month Period:

  Up 200 basis points              $   647         2.07%
  Up 100 basis points                  842         2.69%
  Down 100 basis points             (1,516)       (4.84%)
  Down 200 basis points             (3,600)      (11.50%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2002, the Company's one year cumulative gap was a positive $101.1 million, or 10.87% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 39 to 41 of the Company's 2001 Annual Report to Shareholders.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.7(d) Amendment No. 5 to Supplemental Executive Retirement Plan dated as of January 22, 2002.

               10.10(a) Termination Agreement between Bank Rhode Island and Merrill W. Sherman dated as of January 22, 2002, regarding termination of CEO Deferred Compensation Agreement dated as of January 1, 2001.

               10.12 Form of Bank Rhode Island Split Dollar Agreement dated as of January 22, 2002 and schedule of terms.

          (b) Reports on Form 8-K

              No information to report.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Bancorp Rhode Island, Inc.


May 9, 2002                            /s/  Merrill W. Sherman
-----------                            ------------------------------------
(Date)                                      Merrill W. Sherman
                                            President and
                                            Chief Executive Officer


May 9, 2002                            /s/  Albert R. Rietheimer
-----------                            ------------------------------------
(Date)                                      Albert R. Rietheimer
                                            Chief Financial Officer
                                            and Treasurer