Form 10-Q
period 2002-06-30
BANCORP RHODE ISLAND INC
filed 2002-08-09
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                      For quarter ended:  June 30, 2002


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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 5, 2002:

   Common Stock - Par Value $0.01                 3,776,150 shares
   ------------------------------                 ----------------
               (class)                              (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                PAGE NUMBER
                                                                -----------

         Cover Page                                                  1

         Index                                                       2

                       PART  I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets                                 3

         Consolidated Statements of Operations                       4

         Consolidated Statements of Changes in
          Shareholders' Equity                                       5

         Consolidated Statements of Cash Flows                       6

         Notes to Consolidated Financial Statements                7 - 8

Item 2   Management's Discussion and Analysis                      9 - 20

Item 3   Quantitative and Qualitative Disclosures
          About Market Risk                                       21 - 22

                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                           23

Item 2   Changes in Securities                                       23

Item 3   Default upon Senior Securities                              23

Item 4   Submission of Matters to a Vote of Security Holders      23 - 24

Item 5   Other Information                                           24

Item 6   Exhibits and Reports on Form 8-K                            24

         Signature Page                                              25

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                               June 30,    December 31,
                                                                                 2002          2001
                                                                               --------    ------------
                                                                                (Dollars in thousands)

ASSETS:
  Cash and due from banks                                                      $ 22,094      $ 24,261
  Overnight investments                                                           9,377         4,913
  Investment securities available for sale (amortized cost of $71,249 and
   $49,193 at June 30, 2002 and December 31, 2001, respectively)                 71,800        49,453
  Mortgage-backed securities available for sale (amortized cost of $188,288
   and $149,549 at June 30, 2002 and December 31, 2001, respectively)           189,464       150,650
  Stock in Federal Home Loan Bank of Boston                                       7,683         5,668
Loans receivable:
  Residential mortgage loans                                                    291,495       310,212
  Commercial loans                                                              259,502       239,364
  Consumer and other loans                                                       64,581        61,388
                                                                               ----------------------
      Total loans                                                               615,578       610,964
  Less allowance for loan losses                                                 (9,266)       (8,524)
                                                                               ----------------------
      Net loans                                                                 606,312       602,440
Premises and equipment, net                                                       7,717         7,184
Other real estate owned                                                              --           264
Excess of cost over net assets acquired, net                                     10,184        10,766
Accrued interest receivable                                                       6,059         5,803
Investment in bank-owned life insurance                                          10,237            --
Prepaid expenses and other assets                                                 3,067           848
                                                                               ----------------------
      Total assets                                                             $943,994      $862,250
                                                                               ======================

LIABILITIES:
Deposits:
  Demand deposit accounts                                                      $116,377      $112,925
  NOW accounts                                                                   64,482        44,445
  Money market accounts                                                           9,956         9,914
  Savings accounts                                                              268,747       254,861
  Certificate of deposit accounts                                               241,627       248,268
                                                                               ----------------------
      Total deposits                                                            701,189       670,413
Overnight and short-term borrowings                                              18,003        13,033
Federal Home Loan Bank of Boston borrowings                                     150,802       113,365
Company-obligated mandatorily redeemable capital securities                       8,000         3,000
Other liabilities                                                                 4,074         3,342
                                                                               ----------------------
      Total liabilities                                                         882,068       803,153
                                                                               ----------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
    Voting:  Issued and outstanding 3,762,850 shares in 2002 and
             3,753,550 in 2001                                                       38            37
  Additional paid-in capital                                                     39,970        39,826
  Retained earnings                                                              20,778        18,336
  Accumulated other comprehensive income (loss), net                              1,140           898
                                                                               ----------------------
      Total shareholders' equity                                                 61,926        59,097
                                                                               ----------------------
      Total liabilities and shareholders' equity                               $943,994      $862,250
                                                                               ======================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------    ----------------------
                                                                    2002         2001         2002         2001
                                                                    ----         ----         ----         ----
                                                                 (Dollars in thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                     $   4,845    $   5,485    $   9,772    $  10,699
  Commercial loans                                                   4,443        4,568        8,731        9,281
  Consumer and other loans                                             959        1,199        1,898        2,469
  Mortgage-backed securities                                         2,348        1,954        4,448        3,957
  Investment securities                                                821          705        1,529        1,447
  Overnight investments                                                 43          215          116          356
  Federal Home Loan Bank of Boston stock dividends                      80           77          142          151
                                                                 ------------------------------------------------
      Total interest and dividend income                            13,539       14,203       26,636       28,360
                                                                 ------------------------------------------------

Interest expense:
  NOW accounts                                                          86           58          128          108
  Money market accounts                                                 31           60           66          138
  Savings accounts                                                   1,282        1,785        2,499        3,654
  Certificate of deposit accounts                                    2,101        3,566        4,390        7,274
  Overnight and short-term borrowings                                   53          116          112          308
  Federal Home Loan Bank of Boston borrowings                        1,888        1,373        3,650        2,323
  Other borrowings                                                      --           68           --          138
  Company-obligated mandatorily redeemable capital securities           81           79          157          113
                                                                 ------------------------------------------------
      Total interest expense                                         5,522        7,105       11,002       14,056
                                                                 ------------------------------------------------
      Net interest income                                            8,017        7,098       15,634       14,304
Provision for loan losses                                              450          352          850          840
                                                                 ------------------------------------------------
      Net interest income after provision for loan
       losses                                                        7,567        6,746       14,784       13,464
                                                                 ------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                                  912          894        1,767        1,660
  Loan related fees                                                     82           51          173          100
  Commissions on loans originated for others                            58           71          152          130
  Commissions on nondeposit investment products                        173           73          422          146
  Gain on sale of mortgage-backed securities                            --            4           23            4
  Income from bank-owned life insurance                                142           --          237           --
  Other income                                                         151          213          310          368
                                                                 ------------------------------------------------
      Total noninterest income                                       1,518        1,306        3,084        2,408
                                                                 ------------------------------------------------

Noninterest expense:
  Salaries and employee benefits                                     3,207        2,665        6,254        5,315
  Occupancy                                                            496          438          963          868
  Equipment                                                            246          208          495          439
  Data processing                                                      485          463          925          882
  Marketing                                                            385          369          681          557
  Professional services                                                416          185          798          400
  Loan servicing                                                       236          242          459          451
  Other real estate owned expense                                       16           21            7           64
  Amortization of excess of cost over net assets acquired              291          291          582          582
  Other                                                                759          766        1,521        1,479
                                                                 ------------------------------------------------
      Total noninterest expense                                      6,537        5,648       12,685       11,037
                                                                 ------------------------------------------------
      Income before income taxes                                     2,548        2,404        5,183        4,835
Income tax expense                                                     834          832        1,764        1,703
                                                                 ------------------------------------------------
      Net income                                                 $   1,714    $   1,572    $   3,419    $   3,132
                                                                 ================================================

Per share data:
  Basic earnings per common share                                $    0.46    $    0.42    $    0.91    $    0.84
  Diluted earnings per common share                              $    0.43    $    0.40    $    0.86    $    0.81

  Average common shares outstanding - basic                      3,751,054    3,729,879    3,749,113    3,729,415
  Average common shares outstanding - diluted                    4,012,159    3,888,868    3,995,352    3,874,452

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                                 Accumulated
                                                                                    Other
                                                                                   Compre-
                                                       Additional                  hensive
                                             Common     Paid-in      Retained      Income
Six months ended June 30,                     Stock     Capital      Earnings    (Loss), Net     Total
                                             ------    ----------    --------    -----------     -----
                                                                   (In thousands)

2002
----
Balance at December 31, 2001                  $37       $39,826      $18,336       $  898       $59,097
  Net income                                   --            --        3,419           --         3,419
  Other comprehensive income, net of tax:
    Unrealized holding gains on
     securities available for sale,
     net of taxes of $132                                                             257           257
    Realized gain on securities
     available for sale, net
     of taxes of $8                                                                   (15)          (15)
                                                                                                -------
    Comprehensive income                                                                          3,661

  Proceeds from exercise of options             1           128           --           --           129
  Common stock issued for incentive
   stock award, net                            --            16           --           --            16
  Dividends on common stock                    --            --         (977)          --          (977)
                                              ---------------------------------------------------------
Balance at June 30, 2002                      $38       $39,970      $20,778       $1,140       $61,926
                                              =========================================================

2001
----
Balance at December 31, 2000                  $37       $39,621      $13,815       $ (181)      $53,292
  Net income                                   --            --        3,132           --         3,132
  Other comprehensive income,
   net of tax:
  Unrealized holding gains on
   securities available for sale,
   net of taxes of $1,156                                                             763           763
  Realized gain on securities available
   for sale, net of taxes of $1                                                        (3)           (3)
                                                                                                -------
  Comprehensive income                                                                            3,892

  Proceeds from exercise of options            --            16           --           --            16
  Common stock issued for incentive
   stock award, net                            --            11           --           --            11
  Dividends on common stock                    --            --         (896)          --          (896)
                                              ---------------------------------------------------------
Balance at June 30, 2001                      $37       $39,648      $16,051       $  579       $56,315
                                              =========================================================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2002        2001
                                                              ----        ----
                                                               (In thousands)

Cash flows from operating activities:
  Net income                                                $  3,419    $  3,132
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                              1,792       1,511
    Provision for loan losses                                    850         840
    Gain on mortgage-backed securities                           (23)         (4)
    Gain on sale of other real estate owned                      (29)        (14)
    Income from bank-owned life insurance                       (237)         --
    Compensation expense from restricted stock grant              16          11
    (Increase) decrease in:
      Accrued interest receivable                               (256)       (534)
      Prepaid expenses and other assets                       (2,342)       (656)
      Increase (decrease) in:
        Other liabilities                                        732        (244)
      Other, net                                                  53           9
                                                            --------------------
        Net cash provided (used) by operating activities       3,975       4,051
                                                            --------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                (4,915)     (7,082)
    Commercial loans                                         (33,845)    (24,813)
    Consumer loans                                           (12,313)     (9,398)
  Purchase of:
    Investment securities available for sale                 (41,074)    (34,026)
    Mortgage-backed securities available for sale            (73,017)    (33,000)
    Residential mortgage loans                               (62,318)   (105,689)
    Consumer loans                                                --      (5,045)
    Federal Home Loan Bank of Boston stock                    (2,015)     (1,211)
  Principal payments on:
    Investment securities available for sale                  19,006      23,000
    Mortgage-backed securities available for sale             30,359      18,017
    Residential mortgage loans                                85,614      55,454
    Commercial loans                                          13,619      19,407
    Consumer loans                                             8,949      10,342
  Proceeds from sale of mortgage-backed securities             3,766       3,885
  Proceeds from sale of other real estate owned                  293          84
  Proceeds from sale of premises and equipment                    --          18
  Capital expenditures for premises and equipment             (1,122)       (739)
  Purchase of bank-owned life insurance                      (10,000)         --
                                                            --------------------
        Net cash provided (used) by investing activities     (79,013)    (90,796)
                                                            --------------------

Cash flows from financing activities:
  Net increase in deposits                                    30,776      26,988
  Net increase in overnight and short-term borrowings          4,970       3,277
  Proceeds from long-term borrowings                          45,351      71,000
  Repayment of long-term borrowings                           (2,914)     (7,755)
  Proceeds from exercise of stock options                        129          16
  Dividends on common stock                                     (977)       (896)
                                                            --------------------
        Net cash provided (used) by financing activities      77,335      92,630
                                                            --------------------
  Net increase (decrease) in cash and cash equivalents         2,297       5,885
  Cash and cash equivalents at beginning of period            29,174      34,453
                                                            --------------------
  Cash and cash equivalents at end of period                $ 31,471    $ 40,338
                                                            ====================
Supplementary Disclosures:
  Cash paid for interest                                    $ 10,901    $ 13,249
  Cash paid for income taxes                                   2,582       2,690
  Non-cash transactions:
    Additions to other real estate owned in settlement
     of loans                                                     --          62
    Change in other comprehensive income, net of taxes           242         760

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank, BRI Statutory Trust I and BRI Statutory Trust II (issuers of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards 142, "Goodwill and Other
Intangible Assets" ("SFAS 142")   SFAS 142 addresses financial accounting
and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer be amortized, but rather are tested at least annually for impairment. The Statement applies to existing goodwill, as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier.

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

      The October 17th Action Alert also states that FASB will reconsider its new guidance during future deliberations. The conclusion reached by FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date. The Company, however, can give no assurance that FASB will vary from its current position. Regardless of its final outcome, this goodwill accounting issue will not have any material impact on the Company's financial condition. At June 30, 2002, the Company had $10.2 million of excess of cost over net assets acquired remaining on its balance sheet.

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

      These measures are identified as "cash" or "cash basis" and have been provided to assist the reader in evaluating the core performance of the Company. Information presented on a cash basis is not in accordance with GAAP, but management believes it to be beneficial to gaining an understanding of the financial performance of the Company.

      The following table sets forth selected financial measures in accordance with GAAP and on a cash basis:


                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------    ----------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----

Basic earnings per share                $ 0.46     $ 0.42    $ 0.91    $ 0.84
Diluted earnings per share              $ 0.43     $ 0.40    $ 0.86    $ 0.81

Basic cash earnings per share           $ 0.51     $ 0.47    $ 1.01    $ 0.94
Diluted cash earnings per share         $ 0.48     $ 0.45    $ 0.95    $ 0.91

Return on average assets                  0.74%      0.77%     0.76%     0.80%
Cash basis return on average assets       0.84%      0.88%     0.85%     0.91%

Return on average equity                 11.37%     11.40%    11.43%    11.58%
Cash Basis Return on average equity      12.67%     12.78%    12.71%    12.97%

Efficiency ratio                         68.56%     67.21%    67.77%    66.04%
Cash basis efficiency ratio              65.51%     63.74%    64.66%    62.56%

OVERVIEW
--------

      Total assets increased $81.7 million, or 9.5%, to $944.0 million at June 30, 2002 from $862.3 million at December 31, 2001. The increase was predominantly in overnight investments, US Agency securities, mortgage-backed securities ("MBSs"), commercial loans and consumer loans. Funding of this growth was primarily from increases in total deposits and borrowings from the FHLB, coupled with repayments of residential mortgage loans. Since the end of 2001, commercial loans increased $20.1 million, or 8.4%, consumer loans increased $3.2 million, or 5.2%, total deposits increased $30.8 million, or 4.6%, and FHLB borrowings increased $37.4 million, or 33.0%. Shareholders' equity was $61.9 million at June 30, 2002, and represented 6.6% of total assets.

      In June 2002, the Company through its subsidiary, BRI Statutory Trust II, issued $5.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and can be used to support continued growth of the Company.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs and stock in the FHLB) totaled $278.3 million, or 29.5% of total assets, at June 30, 2002, compared to $210.7 million, or 24.4% of total assets, at December 31, 2001. All $261.3 million of investment securities and MBSs at June 30, 2002 were classified as available for sale and carried a total of $1.7 million in net unrealized gains. The increase of $67.6 million, or 32.1%, in total investments was associated with the growth in total deposits and FHLB borrowings.

      -- Loans. Total loans were $615.6 million, or 65.2% of total assets, at June 30, 2002, compared to $611.0 million, or 70.9% of total assets, at December 31, 2001. In response to low market interest rates, the Company experienced a sharp increase in residential mortgage loan prepayments during the first quarter of 2002. This led to the residential mortgage loan portfolio decreasing $18.7 million, or 6.0%, during the first six months of 2002, as prepayments exceeded new loan purchases.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate and construction loans) increased $20.1 million, or 8.4%, during the first half of 2002. Particular emphasis is placed on the generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      The consumer loan portfolio increased $3.2 million, or 5.2%, reaching $64.6 million at June 30, 2002. This increase was predominantly in home equity lines of credit, which grew $5.1 million, or 18.0%, since December 31, 2001. While the origination efforts continue to be concentrated on commercial and consumer loan opportunities, the Bank also originates residential mortgage loans on a limited basis for its customers. Additionally, until such time as the Company can generate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                June 30,    December 31,
                                                  2002          2001
                                                --------    ------------
                                                     (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate           $270,450      $285,589
  One- to four-family fixed rate                  19,879        23,306
                                                ----------------------
      Subtotal                                   290,329       308,895
  Premium on loans acquired                        1,232         1,381
  Net deferred loan origination fees                 (66)          (64)
                                                ----------------------
      Total residential mortgage loans          $291,495      $310,212
                                                ======================

Commercial loans:
  Commercial real estate - nonowner occupied    $ 80,024      $ 73,369
  Commercial and industrial                       57,436        53,677
  Commercial real estate - owner occupied         48,722        46,698
  Small business                                  26,466        24,122
  Multi-family real estate                        16,472        14,927
  Construction                                    15,885        14,027
  Leases and other                                14,715        12,715
                                                ----------------------
      Subtotal                                   259,720       239,535
  Net deferred loan origination fees                (218)         (171)
                                                ----------------------
      Total commercial loans                    $259,502      $239,364
                                                ======================

Consumer loans:
  Home equity - lines of credit                 $ 33,584      $ 28,460
  Home equity - term loans                        23,280        22,930
  Automobile                                       4,760         6,335
  Installment                                      1,074         1,240
  Savings secured                                    624           656
  Unsecured and other                                663         1,153
                                                ----------------------
      Subtotal                                    63,985        60,774
  Premium on loans acquired                          143           192
  Net deferred loan origination costs                453           422
                                                ----------------------
      Total consumer loans                      $ 64,581      $ 61,388
                                                ======================

      -- Deposits and Borrowings. Total deposits increased by $30.8 million, or 4.6%, during the first half of 2002, from $670.4 million, or 77.8% of total assets, at December 31, 2001, to $701.2 million, or 74.3% of total assets, at June 30, 2002. The decrease in the relative percentage of total assets resulted from first quarter total asset growth being primarily funded by FHLB borrowings. In addition, the composition of total deposits also changed since the end of 2001. Core deposit accounts (checking and savings accounts) increased $37.4 million, or 8.9%, while certificates of deposit decreased $6.6 million, or 2.7%. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At June 30, 2002, core deposit accounts comprised 65.5% of total deposits, compared to 63.0% of total deposits at December 31, 2001.

      The following table sets forth certain information regarding deposits:


                                                  June 30, 2002                    December 31, 2001
                                         -------------------------------    -------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                        of       Average                   of       Average
                                          Amount      Total       Rate       Amount      Total       Rate
                                          ------     -------    --------     ------     -------    --------
                                                               (Dollars in thousands)

NOW accounts                             $ 64,482       9.2%      0.98%     $ 44,445       6.6%      0.40%
Money market accounts                       9,956       1.4%      1.34%        9,914       1.5%      1.40%
Savings accounts                          268,747      38.3%      1.87%      254,861      38.0%      1.90%
Certificate of deposit accounts           241,627      34.5%      3.48%      248,268      37.0%      4.15%
                                         ------------------                 ------------------
      Total interest bearing deposits     584,812      83.4%      2.43%      557,488      83.1%      2.77%
Noninterest bearing accounts              116,377      16.6%        --       112,925      16.9%        --
                                         ------------------                 ------------------
      Total deposits                     $701,189     100.0%      2.02%     $670,413     100.0%      2.31%
                                         ================================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first half of 2002, FHLB borrowings increased $37.4 million, or 33.0%, as the Company sought to take advantage of lower, long-term borrowing rates to fund its asset growth. The proceeds from these new borrowings were primarily reinvested in hybrid ARM MBSs and allowed the Company to control the duration match of its balance sheet. However, on a long-term basis, the Company intends to concentrate on increasing its core deposits.

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

      -- Nonperforming Assets. At June 30, 2002, the Company had nonperforming assets of $902,000, which represented 0.10% of total assets. This compares to nonperforming assets of $1.0 million, or .12% of total assets, at December 31, 2001. The level of nonperforming assets remains at a low level, but as the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, as will its level of charged-off loans. Nonperforming assets at June 30, 2002, consisted of nonaccrual commercial loans aggregating $457,000, nonaccrual residential mortgage loans aggregating $379,000 and nonaccrual consumer loans aggregating $66,000. Included in nonaccrual loans were $232,000 of impaired loans at June 30, 2002. There were no impaired loans at December 31, 2001. The Company maintained reserves of $202,000 against impaired loans at June 30, 2002. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At June 30, 2002, loans with an aggregate balance of $106,000 were 60 to 89 days past due, a decrease of $25,000, or 19.1%, from $131,000 reported at December 31, 2001. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                      June 30,    December 31,
                                                        2002          2001
                                                      --------    ------------
                                                       (Dollars in thousands)

Loans accounted for on a nonaccrual basis              $ 902         $  753
Loans past due 90 days or more, but still accruing        --             --
Impaired loans (not included in nonaccrual loans)         --             --
                                                       --------------------
      Total nonperforming loans                          902            753
Other real estate owned                                   --            264
                                                       --------------------
      Total nonperforming assets                       $ 902         $1,017
                                                       ====================
Delinquent loans 60-89 days past due                   $ 106         $  131

Nonperforming loans as a percent of total loans          .15%           .12%
Nonperforming assets as a percent of total assets        .10%           .12%
Delinquent loans 60-89 days past due as a percent
 of total loans                                          .02%           .02%

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

      At June 30, 2002, the Company had $8.6 million of assets that were classified as substandard. This compares to $8.7 million of assets that were classified as substandard at December 31, 2001. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2002, included in the $8.6 million of assets that were classified as substandard, were $7.7 million of performing loans. This compares to $7.9 million of adversely classified performing assets as of December 31, 2001. Adversely classified assets are a reflection of commercial credit quality. An increase in adversely classified assets may lead to an increase in nonperforming assets and an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first six months of 2002, the Company made provisions to the allowance for loan losses totaling $850,000 and had $108,000 of net charge-offs, bringing the balance in the allowance to $9.3 million at June 30, 2002, compared to $8.5 million at December 31, 2001. The allowance, expressed as a percentage of total loans, was 1.51% as of June 30, 2002, compared to 1.40% at the prior year-end and stood at 1027.3% of nonperforming loans at June 30, 2002, compared to 1132.0% of nonperforming loans at December 31, 2001.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of June 30, 2002, is adequate.

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

Three Months Ended June 30, 2002 and 2001
-----------------------------------------

      -- Overview. The Company reported net income for the second quarter of 2002 of $1.7 million, up $142,000, or 9.0%, from the second quarter of 2001. Diluted earnings per common share were $0.43 for the second quarter of 2002, compared to $0.40 for the second quarter of 2001. Diluted cash earnings per common share were $0.48 for the 2002 period, compared to $0.45 for the 2001 period.

      The Company reported a return on average assets of 0.74% and a return on average equity of 11.37% for the 2002 period, as compared to a return on average assets of 0.77% and a return on average equity of 11.40% for the 2001 period. Cash basis return on average assets and cash basis return on average equity were 0.84% and 12.67% for the 2002 period, and 0.88% and 12.78% for the 2001 period, respectively.

      -- Net Interest Income. For the quarter ended June 30, 2002, net interest income was $8.0 million, compared to $7.1 million for the 2001 period. The net interest margin for the second quarter of 2002 was 3.66% compared to a net interest margin of 3.64% for the 2001 period. The increase in net interest income of $919,000, or 12.9%, was primarily attributable to the continued growth of the Company. Average earnings assets were $97.3 million, or 12.4%, higher and average interest-bearing liabilities were $85.7 million, or 12.9%, higher than the comparable period a year earlier. The slight increase of 2 basis points in the net interest margin was primarily attributable to a drop in the average rate paid on certificates of deposit that occurred over the past year.

      -- Interest Income. Investments. Total investment income was $3.3 million for the quarter ended June 30, 2002, compared to $3.0 million for the second quarter of 2001. This increase in total investment income of $341,000, or 11.6%, was primarily attributable to an increase of $57.9 million, or 44.6%, in the average balance of MBSs. The Company's investments are primarily comprised of US Agency securities or MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $10.2 million for the three months ended June 30, 2002, and represented a yield on total loans of 6.78%. This compares to $11.3 million of interest, and a yield of 7.73%, for the second quarter of 2001. Declining market interest rates, coupled with residential mortgage loan prepayment activity, resulted in lower interest from the loan portfolio. Interest from residential mortgage loans decreased $640,000, or 11.7%, commercial loan income decreased $125,000, or 2.7%, and consumer and other loan income decreased $240,000, or 20.0%, between the two quarters. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the second quarter of 2001 as follows: commercial loans increased $28.2 million, or 12.8%, and consumer and other loans increased $2.5 million, or 4.0%, while residential mortgage loans decreased $8.6 million, or 2.9%. As a result of declining market interest rates, the yields on the various loan portfolio components changed as follows: commercial loans decreased 115 basis points, to 7.19%; consumer and other loans decreased 180 basis points, to 5.98%, and residential mortgage loans decreased 66 basis points, to 6.61%.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $1.6 million, or 22.3%, to $5.5 million for the three months ended June 30, 2002, from $7.1 million paid during the second quarter of 2001. The decrease in total interest expense was primarily attributable to a decrease in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 134 basis points from 4.30% for the second quarter of 2001 to 2.96% for the second quarter of 2002. Average costs for the various components of interest-bearing liabilities changed from the second quarter of 2001 as follows: money market accounts decreased 89 basis points, to 1.32%, savings accounts decreased 123 basis points, to 1.87%, certificate of deposit accounts decreased 203 basis points, to 3.51%, and borrowings decreased 66 basis points to 4.75%, while NOW accounts increased 8 basis points, to 0.66%. Meanwhile, the average balance of interest-bearing liabilities increased $85.7 million, from

$662.1 million in the second quarter of 2001 to $747.8 million in the second quarter of 2002, as savings account growth and borrowings were utilized to fund much of the asset growth. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan Losses. The provision for loan losses was $450,000 for the quarter ended June 30, 2002, up $98,000, or 27.8%, from the same quarter last year. Growth in the commercial loan portfolio increased at an annualized rate of 28.7% during the second quarter of 2002. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $212,000, or 16.2%, to $1.5 million for the second quarter of 2002, from $1.3 million for the 2001 quarter. The Bank's purchase of $10.0 million of bank-owned life insurance during the first quarter of 2002 resulted in $142,000 of noninterest income during the second quarter. This income was not present during the second quarter of 2001. In addition, Commissions on Nondeposit Investment Products increased $100,000, or 137.0%, compared to the second quarter of 2001 as a result of efforts begun in 2001 to revitalize the program. Partially offsetting these increases was a decrease of $62,000, or 29.1%, in Other Income that resulted primarily from a decrease in card services income following the termination of a student travel card program with FirstDebit Corporation. Service Charges on Deposit Accounts, which represent the largest source of noninterest income for the Company, remained steady, rising $18,000, or 2.0%, from $894,000 for the quarter ended June 30, 2001, to $912,000 for the same period in 2002, as core deposit accounts continued to grow.

      -- Noninterest Expense. Total noninterest expense for the second quarter of 2002 increased $889,000, or 15.7%, to $6.5 million from $5.6 million in 2001. This increase occurred primarily in the following areas:
Salaries and Benefits (up $542,000, or 20.3%), Occupancy and Equipment (up $96,000, or 14.9%) and Professional Services (up $231,000, or 124.9%).
During 2001 the Bank experienced substantial growth in both loans and core deposits that resulted in the increased operating costs evidenced in the second quarter of 2002. In addition, the Bank has retained professional assistance to evaluate its data processing alternatives and to develop and test software being deployed in conjunction with its CampusMate(TM) product. As a result, the Company's cash basis efficiency ratio increased 177 basis points, from 63.74% for the second quarter of 2001 to 65.51% for the second quarter of 2002.

      -- Income Tax Expense. Income tax expense of $834,000 was recorded for the quarter ended June 30, 2002, compared to $832,000 for the 2001 period. This represented total effective tax rates of 33.0% and 34.6%, respectively. Tax-favored income from U.S. Agency securities, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates. The 2002 period also benefited from the tax-favored status of the Company's investment in bank-owned life insurance.

Six Months Ended June 30, 2002 and 2001
---------------------------------------

      -- Overview. Net income for the first half of 2002, increased $287,000, or 9.2%, to $3.4 million, or $0.86 per diluted common share, from $3.1 million, or $0.81 per diluted common share, for the first half of 2001. Diluted cash earnings per common share were $0.95 for the 2002 period, compared to $0.91 for the 2001 period.

      This performance represented a return on average assets of 0.76% and a return on average equity of 11.43% for the 2002 period, as compared to a return on average assets of 0.80% and a return on average equity of 11.58% for the 2001 period. Cash basis return on average assets and cash basis return on average equity were 0.85% and 12.71% for the 2002 period, and 0.91% and 12.97% for the 2001 period, respectively.

      -- Net Interest Income. For the six months ended June 30, 2002, net interest income was $15.6 million, compared to $14.3 million for the first half of 2001. The net interest margin for the first six months of 2002 was 3.64% compared to a net interest margin of 3.81% for the 2001 period. The increase in net interest income of $1.3 million, or 9.3%, was primarily attributable to the overall growth of the Company. Average earning assets increased $108.3 million, or 14.3%, and average interest-bearing liabilities increased $94.1 million, or 14.7%, over the comparable period a year earlier. The decrease of 17 basis points in the net interest margin was primarily caused by the dramatic drop in market interest rates occurring in 2001, coupled with the asset-sensitive nature of the Company's balance sheet.

      -- Interest Income. Investments. Total investment income was $6.2 million for the six months ended June 30, 2002, compared to $5.9 million for the first half of 2001. This increase in total investment income of $324,000, or 5.5%, was primarily attributable to a $53.1 million, or 42.3%, increase in the average balance of MBSs. Meanwhile, the overall yield on investments decreased 146 basis points, from 6.26% in 2001, to 4.80% in 2002, in response to dramatically lower market interest rates.

      -- Interest Income. Loans. Interest from loans was $20.4 million for the six months ended June 30, 2002, and represented a yield on total loans of 6.79%. This compares to $22.4 million of interest, and a yield of 7.96%, for the first half of 2001. This decrease of $2.0 million, or 9.1%, in interest on loans was due primarily to a decrease in the average yield on loans resulting from the dramatic drop in market interest rates over the past year. The average yield on the various components of the loan portfolio changed as follows: residential mortgage loans decreased 81 basis points, to 6.61%; commercial loans decreased 140 basis points, to 7.20%; and consumer and other loans decreased 213 basis points, to 6.07%. The effect of the decreases in average yield was partially offset by increase in the average balance of loans. The average balance of the various components of the loan portfolio changed as follows: residential mortgage loans increased $7.4 million, or 2.5%, commercial loans increased $27.0 million, or 12.4%, and consumer and other loans increased $2.3 million, or 3.8%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $3.1 million, or 21.7%, to $11.0 million for the six months ended June 30, 2002, compared to $14.1 million for the same period during 2001. The decrease in total interest was also primarily attributable to the dramatic drop in market interest rates over the past year and was partially offset by growth in checking and savings deposits, along with the use of borrowings to fund the overall growth of the Company. The overall average cost for interest-bearing liabilities decreased 141 basis points from 4.43% for the first half of 2001, to 3.02% for the first half of 2002. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $94.1 million, from $640.3 million in 2001, to $734.4 million in 2002. The Company continued to experience strong average balance growth in core deposit accounts, specifically noninterest bearing demand deposit accounts (up $16.2 million, or 16.8%) and savings accounts (up $46.1 million, or 20.6%). In addition, the Company increased its utilization of FHLB borrowings (up $58.5 million, or 66.9%).

      -- Provision for Loan Losses. The provision for loan losses was $850,000 for the six months ended June 30, 2002, compared to $840,000 for the same period last year. The allowance, expressed as a percentage of total loans, was 1.51% as of June 30, 2002, compared to 1.40% at the prior year-end and stood at 1027.3% of nonperforming loans at June 30, 2002, compared to 1132.0% of nonperforming loans at December 31, 2001. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $676,000, or 28.1%, from the first half of 2001, to $3.1 million for the first six months of 2002. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $107,000, or 6.4%, from $1.7 million for the six months ended June 30, 2001, to $1.8 million for the same period in 2002, primarily as a result of continued growth in core deposit accounts. Commissions on Nondeposit Investment Products increased $276,000, or 189.0%, in response to rejuvenation efforts begun in 2001. Additionally, the Bank's purchase of $10.0 million of bank-owned life insurance during the first quarter of 2002, resulted in $237,000 of noninterest income for the six month period.

      -- Noninterest Expense. Noninterest expenses for the first half of 2002 increased a total of $1.6 million, or 14.9%, to $12.7 million. This increase occurred primarily as a result of the overall growth of the Company, along with development of new products, and was centered in the following areas: Salaries and Benefits (up $939,000, or 17.7%), Occupancy and Equipment (up $151,000, or 11.6%), Marketing (up $124,000, or 22.3%)
and Professional Services (up $398,000, or 99.5%). Partially offsetting these increases was a decrease in: Other Real Estate Owned Expense (down $57,000, or 89.1%). The Company's cash basis efficiency ratio increased to 64.66% for the 2002 period, from 62.56% for the 2001 period.

      -- Income Tax Expense. The Company recorded income tax expense of $1.8 million for the first half of 2002, compared to $1.7 million for the same period during 2001. This represented total effective tax rates of 34.0% and 35.2%, respectively. Tax-favored income from U.S. Agency securities and bank-owned life insurance, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility. At June 30, 2002, overnight investments, investment securities and MBSs available for sale amounted to $270.6 million, or 28.7% of total assets. This compares to $205.0 million, or 23.8% of total assets at December 31, 2001. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at June 30, 2002 was $61.9 million, as compared to $59.1 million at December 31, 2001. This increase of $2.8 million was the result of net income for the period of $3.4 million, less dividends of $977,000 and changes in unrealized gains on investment securities of $257,000.

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

      As of June 30, 2002, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                 Minimum  Required     Minimum Required
                                                                    For Capital        To Be Considered
                                                  Actual         Adequacy Purposes    "Well Capitalized"
                                            -----------------    -----------------    ------------------
                                             Amount    Ratio      Amount    Ratio      Amount    Ratio
                                             ------    -----      ------    -----      ------    -----

At June 30, 2002:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $58,602     6.39%    $27,505    3.00%     $45,841     5.00%
Tier I capital (to risk weighted assets)     58,602    10.39%     22,554    4.00%      33,830     6.00%
Total capital (to risk weighted assets)      65,672    11.65%     45,107    8.00%      56,384    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $52,614     5.75%    $27,456    3.00%     $45,760     5.00%
Tier I capital (to risk weighted assets)     52,614     9.34%     22,537    4.00%      33,806     6.00%
Total capital (to risk weighted assets)      59,684    10.59%     45,074    8.00%      56,343    10.00%

At December 31, 2001:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $50,433     5.93%    $25,508    3.00%     $42,513     5.00%
Tier I capital (to risk weighted assets)     50,433     9.86%     20,462    4.00%      30,694     6.00%
Total capital (to risk weighted assets)      56,803    11.10%     40,925    8.00%      51,156    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $49,702     5.84%    $25,526    3.00%     $42,544     5.00%
Tier I capital (to risk weighted assets)     49,702     9.72%     20,458    4.00%      30,687     6.00%
Total capital (to risk weighted assets)      56,121    10.97%     40,916    8.00%      51,145    10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of June 30, 2002, net interest income simulation indicated that the Company's exposure to changing interest rates was outside of the 10% tolerance level established for the second year of a 200 basis point decline. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net interest margin for modeling purposes. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a 24-month period beginning July 1, 2002:


                                 Estimated Exposure
                               to Net Interest Income
                               ----------------------
                                  Dollar    Percent
                                  Change    Change
                                  ------    -------
                               (Dollars in thousands)

Initial 12-Month Period:
  Up 200 basis points            $   577      1.85%
  Up 100 basis points                370      1.19%
  Down 100 basis points             (451)    (1.44%)
  Down 200 basis points             (969)    (3.11%)

Subsequent 12-Month Period:

  Up 200 basis points            $   817      2.73%
  Up 100 basis points                747      2.50%
  Down 100 basis points           (1,468)    (4.91%)
  Down 200 basis points           (3,764)   (12.59%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2002, the Company's one year cumulative gap was a positive $90.9 million, or 9.63% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" contained on pages 39 to 41 of the Company's 2001 Annual Report to Shareholders.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          At the Annual Meeting of Shareholders, held May 15, 2002, holders of Common Stock elected the Board's nominees to the Board of Directors, approved the 2002 Incentive and Nonqualified Stock Option Plan, amended the Non-Employee Director Stock Option Plan and ratified the appointment of independent public accountants.

          The vote for Class III director nominees with terms expiring in 2005 was:

                                            FOR       WITHHELD
              Anthony F. Andrade         3,508,110     27,780
              Malcolm G. Chace           3,509,110     26,780
              Ernest J. Chornyei, Jr.    3,507,960     27,930
              Edward J. Mack, II         3,507,510     28,380
              Merrill W. Sherman         3,507,570     28,320

          The vote for Class I director nominee with a term expiring in 2003 was:

                                            FOR       WITHHELD
              Karen Adams                3,504,820     31,070

          The vote for approving the 2002 Incentive and Nonqualified Stock Option Plan was:

                 FOR         AGAINST      ABSTAIN
              2,724,208      122,703       26,240

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
          (continued)

          The vote for amending the Non-Employee Director Stock Plan was:

                 FOR         AGAINST      ABSTAIN
              2,782,023       62,289       28,840

          The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

                 FOR         AGAINST      ABSTAIN
              3,524,830        8,200        2,860

ITEM 5.   OTHER INFORMATION

          No information to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.6(a) Amendment to Amended and Restated Non-Employee Director Stock Plan.

               10.13      2002 Incentive and Nonqualified Stock Option
                          Plan.

               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


August 7, 2002                         By: /s/  Merrill W. Sherman
--------------                             -------------------------------
(Date)                                          Merrill W. Sherman
                                                President and
                                                Chief Executive Officer


August 7, 2002                         By: /s/  Albert R. Rietheimer
--------------                             -------------------------------
(Date)                                          Albert R. Rietheimer
                                                Chief Financial Officer
                                                and Treasurer