Form 10-Q
period 2002-09-30
BANCORP RHODE ISLAND INC
filed 2002-11-12
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q

  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                    For quarter ended: September 30, 2002


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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of Nov. 7, 2002:

   Common Stock - Par Value $0.01                 3,776,250 shares
   ------------------------------                 ----------------
               (class)                              (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                 PAGE NUMBER
                                                                 -----------

         Cover Page                                                   1

         Index                                                        2

                       PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets                                  3

         Consolidated Statements of Operations                        4

         Consolidated Statements of Changes in
          Shareholders' Equity                                        5

         Consolidated Statements of Cash Flows                        6

         Notes to Consolidated Financial Statements                 7 - 10

Item 2   Management's Discussion and Analysis                      11 - 22

Item 3   Quantitative and Qualitative Disclosures
          About Market Risk                                        23 - 24

Item 4   Controls and Procedures                                     24

                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                           25

Item 2   Changes in Securities                                       25

Item 3   Default upon Senior Securities                              25

Item 4   Submission of Matters to a Vote of Security Holders         25

Item 5   Other Information                                           25

Item 6   Exhibits and Reports on Form 8-K                            25

         Signature Page                                              26

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                               September 30,    December 31,
                                                                                    2002            2001
                                                                               -------------    ------------
                                                                                   (Dollars in thousands)

ASSETS:
  Cash and due from banks                                                        $ 24,960         $ 24,261
  Overnight investments                                                            30,886            4,913
  Investment securities available for sale (amortized cost of $72,382 and
   $49,193 at September 30, 2002 and December 31, 2001, respectively)              73,622           49,453
  Mortgage-backed securities available for sale (amortized cost of $179,046
   and $149,549 at September 30, 2002 and December 31, 2001, respectively)        181,056          150,650
  Stock in Federal Home Loan Bank of Boston                                         7,683            5,668
Loans receivable:
  Residential mortgage loans                                                      285,714          310,212
  Commercial loans                                                                277,670          239,364
  Consumer and other loans                                                         75,328           61,388
                                                                                 -------------------------
      Total loans                                                                 638,712          610,964
  Less allowance for loan losses                                                   (9,548)          (8,524)
                                                                                 -------------------------
      Net loans                                                                   629,164          602,440
Premises and equipment, net                                                         8,293            7,184
Other real estate owned                                                                --              264
Goodwill, net                                                                      10,766           10,766
Accrued interest receivable                                                         6,094            5,803
Investment in bank-owned life insurance                                            10,380               --
Prepaid expenses and other assets                                                   2,879              848
                                                                                 -------------------------
      Total assets                                                               $985,783         $862,250
                                                                                 =========================

LIABILITIES:
Deposits:
  Demand deposit accounts                                                        $129,773         $112,925
  NOW accounts                                                                     88,120           44,445
  Money market accounts                                                             9,708            9,914
  Savings accounts                                                                275,060          254,861
  Certificate of deposit accounts                                                 228,356          248,268
                                                                                 -------------------------
      Total deposits                                                              731,017          670,413
Overnight and short-term borrowings                                                33,035           13,033
Federal Home Loan Bank of Boston borrowings                                       144,878          113,365
Company-obligated mandatorily redeemable capital securities                         8,000            3,000
Other liabilities                                                                   3,954            3,342
                                                                                 -------------------------
      Total liabilities                                                           920,884          803,153
                                                                                 -------------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
    Voting:  Issued and outstanding 3,776,250 shares in 2002 and
             3,753,550 in 2001                                                         38               37
  Additional paid-in capital                                                       40,113           39,826
  Retained earnings                                                                22,603           18,336
  Accumulated other comprehensive income, net                                       2,145              898
                                                                                 -------------------------
      Total shareholders' equity                                                   64,899           59,097
                                                                                 -------------------------
      Total liabilities and shareholders' equity                                 $985,783         $862,250
                                                                                 =========================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                 ----------------------    ----------------------
                                                                    2002         2001       2002(A)        2001
                                                                    ----         ----       -------        ----
                                                                   (Dollars in thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                     $   4,555    $   5,613    $  14,327    $  16,312
  Commercial loans                                                   4,833        4,470       13,564       13,751
  Consumer and other loans                                             988        1,121        2,886        3,590
  Mortgage-backed securities                                         2,188        1,850        6,636        5,807
  Investment securities                                                863          856        2,392        2,303
  Overnight investments                                                 82           65          198          421
  Federal Home Loan Bank of Boston stock dividends                      68           72          210          223
                                                                 ------------------------------------------------
      Total interest and dividend income                            13,577       14,047       40,213       42,407
                                                                 ------------------------------------------------

Interest expense:
  NOW accounts                                                         240           57          368          165
  Money market accounts                                                 36           47          102          185
  Savings accounts                                                   1,286        1,568        3,785        5,222
  Certificate of deposit accounts                                    1,975        3,321        6,365       10,595
  Overnight and short-term borrowings                                  114           86          226          394
  Federal Home Loan Bank of Boston borrowings                        1,880        1,433        5,530        3,756
  Other borrowings                                                      --           --           --          138
  Company-obligated mandatorily redeemable capital securities          145           73          302          186
                                                                 ------------------------------------------------
      Total interest expense                                         5,676        6,585       16,678       20,641
                                                                 ------------------------------------------------
      Net interest income                                            7,901        7,462       23,535       21,766
Provision for loan losses                                              575          566        1,425        1,406
                                                                 ------------------------------------------------
      Net interest income after provision for loan losses            7,326        6,896       22,110       20,360
                                                                 ------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                                  993          869        2,760        2,529
  Loan related fees                                                     78          107          251          207
  Commissions on loans originated for others                            78           55          230          185
  Commissions on nondeposit investment products                        349          164          771          310
  Gain on sale of mortgage-backed securities                            --           --           23            4
  Income from bank-owned life insurance                                143           --          380           --
  Other income                                                         155          161          465          529
                                                                 ------------------------------------------------
      Total noninterest income                                       1,796        1,356        4,880        3,764
                                                                 ------------------------------------------------

Noninterest expense:
  Salaries and employee benefits                                     3,376        2,826        9,630        8,141
  Occupancy                                                            485          458        1,448        1,326
  Equipment                                                            288          213          783          652
  Data processing                                                      500          466        1,425        1,348
  Marketing                                                            215          182          896          739
  Professional services                                                330          210        1,128          610
  Loan servicing                                                       216          235          675          686
  Other real estate owned expense                                       (3)         106            4          170
  Amortization of goodwill                                              --          291           --          873
  Other                                                                827          840        2,348        2,319
                                                                 ------------------------------------------------
      Total noninterest expense                                      6,234        5,827       18,337       16,864
                                                                 ------------------------------------------------
      Income before income taxes                                     2,888        2,425        8,653        7,260
Income tax expense                                                     957          849        2,919        2,552
                                                                 ------------------------------------------------
      Net income                                                 $   1,931    $   1,576    $   5,734    $   4,708
                                                                 ================================================

Per share data:
  Basic earnings per common share                                $    0.51    $    0.42    $    1.53    $    1.26
  Diluted earnings per common share                              $    0.48    $    0.40    $    1.44    $    1.21

  Average common shares outstanding - basic                      3,765,585    3,730,550    3,754,604    3,729,793
  Average common shares outstanding - diluted                    3,988,321    3,922,503    3,993,256    3,892,485

(A) Restated to remove goodwill amortization, net of taxes, for the six months ended June 30, 2002, in accordance with the adoption of SFAS 147.

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                                 Accumulated
                                                                                    Other
                                                                                   Compre-
                                                       Additional                  hensive
                                             Common     Paid-in      Retained      Income
Nine months ended September 30,               Stock     Capital      Earnings    (Loss), Net     Total
                                             ------    ----------    --------    -----------     -----
                                                                   (In thousands)

2002
----
Balance at December 31, 2001                  $37        $39,826     $18,336       $  898       $59,097
  Net income (A)                               --             --       5,734           --         5,734
  Other comprehensive income, net of tax:
    Unrealized holding gains on
     securities available for sale,
     net of taxes of $650                                                           1,262         1,262
    Realized gain on securities available
     for sale, net of taxes of $8                                                     (15)          (15)
                                                                                                -------
    Comprehensive income                                                                          6,981

  Proceeds from exercise of options             1            263          --           --           264
  Common stock issued for incentive
   stock award, net                            --             24          --           --            24
  Dividends on common stock                    --             --      (1,467)          --        (1,467)
                                              ---------------------------------------------------------
Balance at September 30, 2002                 $38        $40,113     $22,603       $2,145       $64,899
                                              =========================================================

2001
----
Balance at December 31, 2000                  $37        $39,621     $13,815       $ (181)      $53,292
  Net income                                   --             --       4,708           --         4,708
  Other comprehensive income, net of tax:
    Unrealized holding gains on
     securities available for sale,
     net of taxes of $910                                                           1,767         1,767
    Realized gain on securities available
     for sale, net of taxes of $1                                                      (3)           (3)
                                                                                                -------
    Comprehensive income                                                                          6,472

    Proceeds from exercise of options          --             16          --           --            16
    Common stock issued for incentive
     stock award, net                          --             18          --           --            18
    Dividends on common stock                  --             --      (1,345)          --        (1,345)
                                              ---------------------------------------------------------
Balance at September 30, 2001                 $37        $39,655     $17,178       $1,583       $58,453
                                              =========================================================

<A>   Restated to remove goodwill amortization, net of taxes, for the six months ended June 30, 2002, in accordance with the adoption of SFAS 147.

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                             2002(A)         2001
                                                             -------         ----
                                                                 (In thousands)

Cash flows from operating activities:
  Net income                                                $   5,734     $   4,708
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                               1,943         2,269
    Provision for loan losses                                   1,425         1,406
    Gain on mortgage-backed securities                            (23)           (4)
    Gain on sale of other real estate owned                       (29)          (14)
    Income from bank-owned life insurance                        (380)           --
    Compensation expense from restricted stock grant               24            18
    (Increase) decrease in:
      Accrued interest receivable                                (291)       (1,110)
      Prepaid expenses and other assets                        (2,674)         (508)
      Increase (decrease) in:
        Other liabilities                                         612          (213)
      Other, net                                                   79            13
                                                            -----------------------
        Net cash provided (used) by operating activities        6,420         6,565
                                                            -----------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                 (6,842)      (13,270)
    Commercial loans                                          (70,467)      (39,475)
    Consumer loans                                            (29,849)      (14,816)
  Purchase of:
    Investment securities available for sale                  (54,210)      (38,026)
    Mortgage-backed securities available for sale             (78,065)      (50,851)
    Residential mortgage loans                               (102,143)     (146,154)
    Consumer loans                                                 --        (5,045)
    Federal Home Loan Bank of Boston stock                     (2,015)       (1,960)
  Principal payments on:
    Investment securities available for sale                   31,006        33,250
    Mortgage-backed securities available for sale              44,480        29,681
    Residential mortgage loans                                132,958        87,329
    Commercial loans                                           31,812        25,567
    Consumer loans                                             15,640        17,559
  Proceeds from sale of mortgage-backed securities              3,766         3,885
  Proceeds from sale of other real estate owned                   293            84
  Proceeds from sale of premises and equipment                     --            18
  Capital expenditures for premises and equipment              (2,028)       (1,075)
  Purchase of bank-owned life insurance                       (10,000)           --
                                                            -----------------------
        Net cash provided (used) by investing activities      (95,664)     (113,299)
                                                            -----------------------

Cash flows from financing activities:
  Net increase in deposits                                     60,604        20,752
  Net increase in overnight and short-term borrowings          20,002         2,589
  Proceeds from long-term borrowings                           45,351        86,000
  Repayment of long-term borrowings                            (8,838)       (7,757)
  Proceeds from exercise of stock options                         264            16
  Dividends on common stock                                    (1,467)       (1,345)
                                                            -----------------------
        Net cash provided (used) by financing activities      115,916       100,255
                                                            -----------------------

  Net increase (decrease) in cash and cash equivalents         26,672        (6,479)
  Cash and cash equivalents at beginning of period             29,174        34,453
                                                            -----------------------
  Cash and cash equivalents at end of period                $  55,846     $  27,974
                                                            =======================

Supplementary Disclosures:
  Cash paid for interest                                    $  17,174     $  20,321
  Cash paid for income taxes                                    3,589         3,445
  Non-cash transactions:
    Additions to other real estate owned in settlement
     of loans                                                      --            62
    Change in other comprehensive income, net of taxes          1,247         1,764

<A>   Restated to remove goodwill amortization, net of taxes, for the six months ended June 30, 2002, in accordance with the adoption of SFAS 147.

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                 Notes to Consolidated Financial Statements

(1)   Basis of Presentation

      Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, was organized by Bank Rhode Island (the "Bank") to be a bank holding company and to acquire all of the capital stock of the Bank. The reorganization of the Bank into the holding company form of ownership was completed on September 1, 2000. The Company has no significant assets other than the common stock of the Bank. For that reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank and its subsidiaries.

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

(3)   Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. The Statement applies to existing goodwill, as well as goodwill arising subsequent to the effective date of the Statement. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by APB Opinion No. 17. The provisions of SFAS 142 must be applied for fiscal years beginning after December 15, 2001 and may not be adopted earlier.

      On October 17, 2001, FASB issued Action Alert No. 01-37. That Action Alert reported a conclusion reached by FASB at its October 10, 2001 meeting regarding the application of SFAS 142 and SFAS 141, "Business Combinations" with respect to goodwill accounting for bank branch acquisitions. The conclusion set forth in the October 17th Action Alert states that paragraph 5 of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired." SFAS 72 was originally issued in 1983, in the context of the savings and loan crisis and the acquisition of so-called "troubled" financial institutions. The acquisition associated with the formation of the Company's banking subsidiary in March 1996 was such that the fair value of the liabilities assumed exceeded the fair value of tangible and intangible assets acquired. Based upon the conclusion set forth in the October 17th Action Alert, the Company continued amortizing its intangible attributable to its March 1996 acquisition from Fleet Financial Group, Inc.

      On October 1, 2002, FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions". SFAS 147 states that the specialized accounting guidance in paragraph 5 of SFAS 72 will not apply after September 30, 2002, and if certain criteria are met, any unidentifiable intangible asset will be reclassified to goodwill upon adoption of the Statement. Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financial statements for fiscal periods beginning after December 15, 2001. The objective of the restatement requirement is to present the balance sheet and income statement as if the amount accounted for under SFAS 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS 142 was initially applied. The transition provisions of SFAS 147 are effective on October 1, 2002, however early application is permitted. The Company adopted SFAS 147 during the third quarter of 2002, and therefore has restated the first and second quarters to remove any amortization of goodwill, net of taxes. At January 1, 2002, the Company had $10.7 million of intangible assets that have now been reclassified as goodwill and will no longer be amortized, but will be reviewed periodically for impairment.

      The following table summarizes the effect of the restatement on the first two quarters of 2002.


                                            For the Quarter Ended
                              ------------------------------------------------
                                  March 31, 2002             June 30, 2002
                              ----------------------    ----------------------
                                  As                        As
                              Originally       As       Originally       As
                               Reported     Restated     Reported     Restated
                              ----------    --------    ----------    --------

Net income (in thousands)       $1,705       $1,894       $1,714       $1,909

Basic earnings per share        $ 0.46       $ 0.51       $ 0.46        $ 0.51

Diluted earnings per share      $ 0.43       $ 0.48       $ 0.43        $ 0.48

      The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the three and nine months ended September 30, 2002 and 2001.


                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           2002      2001        2002      2001
                                           ----      ----        ----      ----

Reported net income (in thousands)        $1,931    $1,576      $5,734    $4,708
Add back:
  Goodwill amortization, net of taxes         --       189          --       566
                                          --------------------------------------
Adjusted net income                       $1,931    $1,765      $5,734    $5,274
                                          ======================================

Basic earnings per share                  $ 0.51    $ 0.42      $ 1.53    $ 1.26
Add back:
  Goodwill amortization, net of taxes         --      0.05          --      0.15
                                          --------------------------------------
Adjusted basic earnings per share         $ 0.51    $ 0.47      $ 1.53    $ 1.41
                                          ======================================

Diluted earnings per share                $ 0.48    $ 0.40      $ 1.44    $ 1.21
Add back:
  Goodwill amortization, net of taxes         --      0.05          --      0.14
                                          --------------------------------------
Adjusted diluted earnings per share       $ 0.48    $ 0.45      $ 1.44    $ 1.35
                                          ======================================

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 among other things addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS 13, "Accounting for Leases". SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

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

GENERAL
-------

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Providence and Kent counties. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services designed to meet the needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

OVERVIEW
--------

      Total assets increased $123.5 million, or 14.3%, to $985.8 million at September 30, 2002 from $862.3 million at December 31, 2001. The increase was predominantly in overnight investments, US Agency securities, mortgage-backed securities ("MBSs"), commercial loans and consumer loans. Funding of this growth was primarily from increases in checking and savings deposits, borrowings from the FHLB, and repayments of residential mortgage loans. Since the end of 2001, commercial loans increased $38.3 million, or 16.0%, consumer loans increased $13.9 million, or 22.7%, checking and savings deposits increased $80.5 million, or 19.1%, and FHLB borrowings increased $31.5 million, or 27.8%. Shareholders' equity was $64.9 million at September 30, 2002, and represented 6.6% of total assets.

      In June 2002, the Company, through its subsidiary, BRI Statutory Trust II, issued $5.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and can be used to support continued growth of the Company.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs and stock in the FHLB) totaled $293.2 million, or 29.7% of total assets, at September 30, 2002, compared to $210.7 million, or 24.4% of total assets, at December 31, 2001. All $254.7 million of investment securities and MBSs at September 30, 2002 were classified as available for sale and carried a total of $3.3 million in net unrealized gains. The increase of $82.6 million, or 39.2%, in total investments was associated with the growth in total deposits and FHLB borrowings.

      -- Loans. Total loans were $638.7 million, or 64.8% of total assets, at September 30, 2002, compared to $611.0 million, or 70.9% of total assets, at December 31, 2001. As a result of low market interest rates, the Company has experienced a sharp increase in residential mortgage loan prepayments during 2002. This has led to the residential mortgage loan portfolio decreasing $24.5 million, or 7.9%, during the first nine months of 2002, as prepayments exceeded new loan purchases.

      The commercial loan portfolio (consisting of commercial & industrial, small business, commercial real estate, multi-family real estate and construction loans) increased $38.3 million, or 16.0%, during the first three quarters of 2002. Particular emphasis is placed on the generation of small- to medium-sized commercial relationships (those relationships with $5.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      The consumer loan portfolio increased $13.9 million, or 22.7%, reaching $75.3 million at September 30, 2002. This increase was predominantly in home equity related loans, which grew $16.1 million, or
31.2%, since December 31, 2001.     While origination efforts continue to be
concentrated on commercial and consumer loan opportunities, the Bank also originates residential mortgage loans on a limited basis for its customers. Additionally, until such time as the Company can generate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                September 30,    December 31,
                                                     2002            2001
                                                -------------    ------------
                                                        (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate             $267,800         $285,589
  One- to four-family fixed rate                    16,756           23,306
                                                  -------------------------
      Subtotal                                     284,556          308,895
  Premium on loans acquired                          1,224            1,381
  Net deferred loan origination fees                   (66)             (64)
                                                  -------------------------
      Total residential mortgage loans            $285,714         $310,212
                                                  =========================

Commercial loans:
  Commercial real estate - nonowner occupied      $ 83,260         $ 73,369
  Commercial and industrial                         55,628           53,677
  Commercial real estate - owner occupied           55,765           46,698
  Small business                                    27,361           24,122
  Multi-family real estate                          17,744           14,927
  Construction                                      17,190           14,027
  Leases and other                                  20,971           12,715
                                                  -------------------------
      Subtotal                                     277,919          239,535
  Net deferred loan origination fees                  (249)            (171)
                                                  -------------------------
      Total commercial loans                      $277,670         $239,364
                                                  =========================

Consumer loans:
  Home equity - lines of credit                   $ 35,294         $ 28,460
  Home equity - term loans                          32,153           22,930
  Automobile                                         3,987            6,335
  Installment                                          997            1,240
  Savings secured                                      617              656
  Unsecured and other                                1,684            1,153
                                                  -------------------------
      Subtotal                                      74,732           60,774
  Premium on loans acquired                            120              192
  Net deferred loan origination costs                  476              422
                                                  -------------------------
      Total consumer loans                        $ 75,328         $ 61,388
                                                  =========================

      -- Deposits and Borrowings. Total deposits increased by $60.6 million, or 9.0%, during the first three quarters of 2002, from $670.4 million, or 77.8% of total assets, at December 31, 2001, to $731.0 million, or 74.2% of total assets, at September 30, 2002. The decrease in the relative percentage of total assets resulted from first quarter total asset growth being primarily funded by FHLB borrowings. In addition, the composition of total deposits has changed since the end of 2001. Core deposit accounts (checking and savings accounts) increased $80.5 million, or 19.1%, while certificates of deposit decreased $19.9 million, or 8.0%. The increase in NOW accounts has primarily been in a newly-designed premium product positioned to compete against short-term investments. The Company continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At September 30, 2002, core deposit accounts comprised 68.8% of total deposits, compared to 63.0% of total deposits at December 31, 2001.

      The following table sets forth certain information regarding deposits:


                                                September 30, 2002                 December 31, 2001
                                         -------------------------------    -------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                       of       Average                   of       Average
                                          Amount      Total       Rate       Amount      Total     Rate
                                          ------     -------    --------     ------     -------    --------
                                                               (Dollars in thousands)

NOW accounts                             $ 88,120     12.1%       1.45%     $ 44,445      6.6%       0.40%
Money market accounts                       9,708      1.3%       1.34%        9,914      1.5%       1.40%
Savings accounts                          275,060     37.6%       1.87%      254,861     38.0%       1.90%
Certificate of deposit accounts           228,356     31.2%       3.24%      248,268     37.0%       4.15%
                                         -----------------                  -----------------
      Total interest bearing deposits     601,244     82.2%       2.32%      557,488     83.1%       2.77%
Noninterest bearing accounts              129,773     17.8%         --       112,925     16.9%         --
                                         -----------------                  -----------------
      Total deposits                     $731,017    100.0%       1.91%     $670,413    100.0%       2.31%
                                         ================================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first nine months of 2002, FHLB borrowings increased $31.5 million, or 27.8%, as the Company sought to take advantage of lower, long-term borrowing rates to fund its asset growth. The proceeds from these new borrowings were primarily reinvested in hybrid ARM MBSs and allowed the Company to control the duration match of its balance sheet. However, on a long-term basis, the Company intends to continue its efforts concentrated on increasing its core deposits.

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

      -- Nonperforming Assets. At September 30, 2002, the Company had nonperforming assets of $538,000, which represented 0.05% of total assets. This compares to nonperforming assets of $1.0 million, or 0.12% of total assets, at December 31, 2001. The level of nonperforming assets remains at a low level, but as the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, as will its level of charged-off loans. Nonperforming assets at September 30, 2002, consisted of nonaccrual residential mortgage loans aggregating $454,000 and nonaccrual commercial loans aggregating $84,000. There were no impaired loans at either September 30, 2002 or December 31, 2001. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal.

      Delinquencies. At September 30, 2002, loans with an aggregate balance of $326,000 were 60 to 89 days past due, an increase of $195,000, or 148.9%, from $131,000 reported at December 31, 2001. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                      September 30,    December 31,
                                                           2002            2001
                                                      -------------    ------------
                                                          (Dollars in thousands)

Loans accounted for on a nonaccrual basis                 $538            $  753
Loans past due 90 days or more, but still accruing          --                --
Impaired loans (not included in nonaccrual loans)           --                --
                                                          ----------------------
      Total nonperforming loans                            538               753
Other real estate owned                                     --               264
                                                          ----------------------
      Total nonperforming assets                          $538            $1,017
                                                          ======================

Delinquent loans 60-89 days past due                      $326            $  131

Nonperforming loans as a percent of total loans            .08%              .12%
Nonperforming assets as a percent of total assets          .05%              .12%
Delinquent loans 60-89 days past due as a percent
 of total loans                                            .05%              .02%

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

      At September 30, 2002, the Company had $8.4 million of assets that were classified as substandard. This compares to $8.7 million of assets that were classified as substandard at December 31, 2001. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2002, included in the $8.4 million of assets that were classified as substandard, were $7.9 million of performing loans. This compares to $7.9 million of adversely classified performing assets as of December 31, 2001. Adversely classified assets are a reflection of commercial credit quality. An increase in adversely classified assets may lead to an increase in nonperforming assets and an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first nine months of 2002, the Company made provisions to the allowance for loan losses totaling $1.4 million and had $401,000 of net charge-offs, bringing the balance in the allowance to $9.5 million at September 30, 2002, compared to $8.5 million at December 31, 2001. The allowance, expressed as a percentage of total loans, was 1.49% as of September 30, 2002, compared to 1.40% at the prior year-end and stood at 1774.7% of nonperforming loans at September 30, 2002, compared to 1132.0% of nonperforming loans at December 31, 2001.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. Based on this evaluation, management believes that the allowance for loan losses, as of September 30, 2002, is adequate.

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

      The Bank's formation in 1996 resulted in the generation of $17.5 million of intangibles that prior to January 1, 2002 were being amortized over a 15-year period. Pursuant to SFAS 147, the transaction in which those intangibles arose was deemed to be a business combination, and as such, the Company was required to stop amortization of these intangibles on January 1, 2002. The Company has restated its income for the first two quarters of 2002 to reflect the elimination of this goodwill amortization. The amortization of these intangibles reduced the Bank's pre-tax income $1.2 million annually.

      Because of the impact of this amortization, certain measures of financial performance for periods prior to January 1, 2002, have been calculated excluding such amortization and any related income taxes. These measures are identified as "cash" or "cash basis" and have been provided to assist the reader in comparing the Company's 2002 operating results to its 2001 operating results. Information presented on a cash basis is not in accordance with GAAP, but management believes it to be beneficial to gaining an understanding of the core performance of the Company.

Three Months Ended September 30, 2002 and 2001
----------------------------------------------

      -- Overview. The Company reported net income for the third quarter of 2002 of $1.9 million, up $355,000, or 22.5%, from the third quarter of 2001. Diluted earnings per common share were $0.48 for the third quarter of 2002, compared to $0.40 for the third quarter of 2001. Diluted cash earnings per common share were $0.45 for the 2001 period.

      The Company reported a return on average assets of 0.80% and a return on average equity of 12.75% for the 2002 period, as compared to a return on average assets of 0.75% and a return on average equity of 11.02% for the 2001 period. Cash basis return on average assets and cash basis return on average equity were 0.85% and 12.34% for the 2001 period, respectively.

      -- Net Interest Income. For the quarter ended September 30, 2002, net interest income was $7.9 million, compared to $7.5 million for the 2001 period. The net interest margin for the third quarter of 2002 was 3.42% compared to a net interest margin of 3.72% for the 2001 period. The increase in net interest income of $439,000, or 5.9%, was primarily attributable to the continued growth of the Company. Average earnings assets were $120.9 million, or 15.2%, higher and average interest-bearing liabilities were $105.9 million, or 15.8%, higher than the comparable period a year earlier. The decrease of 30 basis points in the net interest margin was primarily attributable to a drop in market interest rates and an increase in residential mortgage loan and MBS prepayments.

      -- Interest Income. Investments. Total investment income was $3.2 million for the quarter ended September 30, 2002, compared to $2.8 million for the third quarter of 2001. This increase in total investment income of $358,000, or 12.6%, was primarily attributable to an increase of $87.7 million, or 44.0%, in the average balance of investments. The Company's investments are primarily comprised of US Agency securities or MBSs with remaining maturities or repricing periods of less than five years. In addition to assisting in overall tax planning, management believes that this composition, along with a structured maturity ladder, provides more stable earnings and predictable cash flows from the portfolio.

      -- Interest Income. Loans. Interest from loans was $10.4 million for the three months ended September 30, 2002, and represented a yield on total loans of 6.56%. This compares to $11.2 million of interest, and a yield of 7.49%, for the third quarter of 2001. Declining market interest rates, coupled with residential mortgage loan prepayment activity, resulted in lower interest from the loan portfolio. Interest from residential mortgage loans decreased $1.1 million and consumer and other loan income decreased $133,000, or 11.9%, between the two quarters. Partially offsetting these decreases in interest income, interest from commercial loans increased $363,000, or 8.1%, as a result of strong growth in commercial outstandings. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and more recently automobile loans, as cash flows dictated. The average balance of the various components of the loan portfolio changed from the third quarter of 2001 as follows: commercial loans increased $48.3 million, or 21.7%, and consumer and other loans increased $6.9 million, or 11.3%, while residential mortgage loans decreased $21.9 million, or 7.0%. As a result of declining market interest rates, coupled with increased prepayment activity, the yields on the various loan portfolio components changed as follows: commercial loans decreased 89 basis points, to 7.07%; consumer and other loans decreased 153 basis points, to 5.80%, and residential mortgage loans decreased 91 basis points, to 6.27%.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $909,000, or 13.8%, to $5.7 million for the three months ended September 30, 2002, from $6.6 million paid during the third quarter of 2001. The decrease in total interest expense was primarily attributable to a decrease in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 100 basis points from 3.90% for the third quarter of 2001 to 2.90% for the third quarter of 2002. Average costs for the various components of interest-bearing liabilities changed from the third quarter of 2001 as follows: money market accounts decreased 57 basis points, to 1.35%, savings accounts decreased 69 basis points, to 1.87%, certificate of deposit accounts decreased 179 basis points, to 3.33%, and borrowings decreased 68 basis points to 4.61%, while NOW accounts increased 77 basis points, to 1.33%. The increase in the average cost of NOW accounts was attributable to the introduction of a premium NOW account earlier in 2002. Meanwhile, the average balance of interest-bearing liabilities increased $105.9 million, from $670.7 million in the third quarter of 2001 to $776.6 million in the third quarter of 2002, as NOW and savings account growth, along with borrowings, were utilized to fund much of the asset growth. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan Losses. The provision for loan losses was $575,000 for the quarter ended September 30, 2002, up $9,000, or 1.6%, from the same quarter last year. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it highly likely that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $440,000, or 32.4%, to $1.8 million for the third quarter of 2002, from $1.4 million for the 2001 quarter. The Bank's purchase of $10.0 million of bank-owned life insurance during the first quarter of 2002 resulted in $143,000 of noninterest income during the third quarter. This income was not present during the third quarter of 2001. Service charges on deposit accounts, which represent the largest source of noninterest income for the Company, increased $124,000, or 14.3%, from $869,000 for the quarter ended September 30, 2001, to $993,000 for the same period in 2002, as core deposit accounts continued to grow. In addition, Commissions on nondeposit investment products increased $185,000, or 112.8%, compared to the third quarter of 2001 as a result of efforts begun in 2001 to revitalize the program. Partially offsetting these increases was a decrease of $29,000, or 27.1%, in Loan related fees that resulted primarily from the timing of one-time prepayment penalties on commercial loans.

      -- Noninterest Expense. Total noninterest expense for the third quarter of 2002 increased $407,000, or 7.0%, to $6.2 million from $5.8 million in 2001. After removing the effects of SFAS 147, total operating noninterest expense increased $698,000, or 12.6%, as the 2002 period does not contain any goodwill amortization, while the 2001 period included $291,000 of goodwill amortization. The increase in operating noninterest expenses occurred primarily in the following areas: Salaries and employee benefits (up $550,000, or 19.5%), Occupancy and Equipment (up $102,000, or 15.2%), Data processing (up $34,000, or 7.3%) and Professional services (up $120,000, or 57.1%). During 2001 and into 2002, the Company experienced substantial growth in both loans and core deposits that resulted in the increased operating costs evidenced in the third quarter of 2002. In addition, the Company retained professional assistance to help in evaluating its data processing alternatives and to develop and test software being deployed in conjunction with its CampusMate(TM) product. As a result, the Company's efficiency ratio was 64.29% for the third quarter of 2002, compared to an efficiency ratio of 66.08%, and a cash basis efficiency ratio of 62.78%, for the third quarter of 2001.

      -- Income Tax Expense. Income tax expense of $957,000 was recorded for the quarter ended September 30, 2002, compared to $849,000 for the 2001 period. This represented total effective tax rates of 33.1% and 35.0%, respectively. Tax-favored income from U.S. Agency securities, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates. The 2002 period also benefited from the tax-favored status of the Company's investment in bank-owned life insurance.

Nine Months Ended September 30, 2002 and 2001
---------------------------------------------

      -- Overview. Net income for the first nine months of 2002, increased $1.0 million, or 21.8%, to $5.7 million, or $1.44 per diluted common share, from $4.7 million, or $1.21 per diluted common share, for the first nine months of 2001. Diluted cash earnings per common share were $1.35 for the 2001 period.

      This performance represented a return on average assets of 0.83% and a return on average equity of 12.77% for the 2002 period, as compared to a return on average assets of 0.78% and a return on average equity of 11.39% for the 2001 period. Cash basis return on average assets and cash basis return on average equity were 0.89% and 12.75% for the 2001 period, respectively.

      -- Net Interest Income. For the nine months ended September 30, 2002, net interest income was $23.5 million, compared to $21.8 million for the first three quarters of 2001. The net interest margin for the 2002 period was 3.57% compared to a net interest margin of 3.78% for the 2001 period. The increase in net interest income of $1.8 million, or 8.1%, was primarily attributable to the overall growth of the Company. Average earning assets increased $112.6 million, or 14.6%, and average interest-bearing liabilities increased $98.1 million, or 15.1%, over the comparable period a year earlier. The decrease of 21 basis points in the net interest margin was primarily caused by the dramatic drop in market interest rates occurring in the second half of 2001, coupled with the asset-sensitive nature of the Company's balance sheet.

      -- Interest Income. Investments. Total investment income was $9.4 million for the nine months ended September 30, 2002, compared to $8.8 million for the first nine months of 2001. This increase in total investment income of $682,000, or 7.8%, was primarily attributable to a $53.8 million, or 42.4%, increase in the average balance of MBSs. Meanwhile, the overall yield on investments decreased 139 basis points, from 6.05% in 2001, to 4.66% in 2002, in response to dramatically lower market interest rates and accelerated prepayments on MBSs.

      -- Interest Income. Loans. Interest from loans was $30.8 million for the nine months ended September 30, 2002, and represented a yield on total loans of 6.71%. This compares to $33.7 million of interest, and a yield of 7.79%, for the 2001 period. This decrease of $2.9 million, or 8.5%, in interest on loans was due primarily to a decrease in the average yield on loans resulting from the dramatic drop in market interest rates and faster prepayments over the past year. The average yield on the various components of the loan portfolio changed as follows: residential mortgage loans decreased 84 basis points, to 6.49%; commercial loans decreased 123 basis points, to 7.16%; and consumer and other loans decreased 193 basis points, to 5.97%. The effect of the decreases in average yield was partially offset by an increase in the average balance of the commercial loan portfolio. The average balance of the various components of the loan portfolio changed as follows: residential mortgage loans decreased $2.5 million, or 0.8%, commercial loans increased $34.2 million, or 15.6%, and consumer and other loans increased $3.9 million, or 6.4%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $4.0 million, or 19.2%, to $16.7 million for the nine months ended September 30, 2002, compared to $20.6 million for the same period during 2001. The decrease in total interest expense was also primarily attributable to the dramatic drop in market interest rates over the past year and was partially offset by growth in checking and savings deposits, along with the use of borrowings to fund the overall growth of the Company. The overall average cost for interest-bearing liabilities decreased 126 basis points from 4.24% for the first three quarters of 2001, to 2.98% for the first three quarters of 2002. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $98.1 million, from $650.5 million in 2001, to $748.6 million in 2002. The Company continued to experience strong average balance growth in core deposit accounts, specifically noninterest bearing demand deposit accounts (up $17.1 million, or 17.5%), NOW accounts (up $17.0 million, or 43.6%) and savings accounts (up $40.7 million, or 17.7%). In addition, the Company increased its utilization of FHLB borrowings (up $54.1 million, or 58.5%).

      -- Provision for Loan Losses. The provision for loan losses was $1.4 million for the nine months ended September 30, 2002, compared to $1.4 million for the same period last year. The allowance, expressed as a percentage of total loans, was 1.49% as of September 30, 2002, compared to 1.40% at the prior year-end and stood at 1774.7% of nonperforming loans at September 30, 2002, compared to 1132.0% of nonperforming loans at December 31, 2001. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $1.1 million, or 29.6%, from the first three quarters of 2001, to $4.9 million for the first three quarters of 2002. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $231,000, or 9.1%, from $2.5 million for the 2001 period, to $2.8 million for the 2002 period, primarily as a result of continued growth in core deposit accounts. Commissions on nondeposit investment products increased $461,000, or 148.7%, in response to efforts to revitalize this program begun in 2001. Additionally, the Bank's purchase of $10.0 million of bank-owned life insurance during the first quarter of 2002 resulted in $380,000 of noninterest income for the nine month period.

      -- Noninterest Expense. Noninterest expenses for the first nine months of 2002 increased a total of $1.5 million, or 8.7%, to $18.3 million. After removing the effects of SFAS 147, total operating noninterest expense increased $2.3 million, or 14.7%, as the 2002 period does not contain any goodwill amortization, while the 2001 period included $873,000 of goodwill amortization. The increase in operating noninterest expenses occurred primarily as a result of the overall growth of the

Company, along with development of new products, and was centered in the following areas: Salaries and employee benefits (up $1.5 million, or 18.3%), Occupancy and Equipment (up $253,000, or 12.8%), Data processing (up $77,000, or 5.7%), Marketing (up $157,000, or 21.2%) and Professional services (up $518,000, or 84.9%). Partially offsetting these increases was a decrease in: Other real estate owned expense (down $166,000, or 97.6%). The Company's efficiency ratio was 64.53% for the first three quarters of 2002, compared to an efficiency ratio of 66.06%, and a cash basis efficiency ratio of 62.64%, for the 2001 period.

      -- Income Tax Expense. The Company recorded income tax expense of $2.9 million for the first nine months of 2002, compared to $2.6 million for the same period during 2001. This represented total effective tax rates of 33.7% and 35.2%, respectively. Tax-favored income from U.S. Agency securities and bank-owned life insurance, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility. At September 30, 2002, overnight investments, investment securities and MBSs available for sale amounted to $285.6 million, or 29.0% of total assets. This compares to $205.0 million, or 23.8% of total assets at December 31, 2001. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at September 30, 2002 was $64.9 million, as compared to $59.1 million at December 31, 2001. This increase of $5.8 million was primarily the result of net income for the period of $5.7 million, plus changes in unrealized gains on investment securities of $1.2 million, less dividends paid on common stock of $1.5 million.

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

      As of September 30, 2002, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                 Minimum Required      Minimum Required
                                                                    For Capital        To Be Considered
                                                  Actual         Adequacy Purposes    "Well Capitalized"
                                            -----------------    -----------------    ------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                             ------     -----     ------     -----     ------     -----

At September 30, 2002:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $59,988     6.31%    $28,501     3.00%    $47,502     5.00%
Tier I capital (to risk weighted assets)     59,988    10.26%     23,391     4.00%     35,087     6.00%
Total capital (to risk weighted assets)      67,322    11.51%     46,782     8.00%     58,478    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $53,780     5.61%    $28,774     3.00%    $47,957     5.00%
Tier I capital (to risk weighted assets)     53,780     9.20%     23,379     4.00%     35,069     6.00%
Total capital (to risk weighted assets)      61,114    10.46%     46,759     8.00%     58,449    10.00%

At December 31, 2001:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $50,433     5.93%    $25,508     3.00%    $42,513     5.00%
Tier I capital (to risk weighted assets)     50,433     9.86%     20,462     4.00%     30,694     6.00%
Total capital (to risk weighted assets)      56,803    11.10%     40,925     8.00%     51,156    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $49,702     5.84%    $25,526     3.00%    $42,544     5.00%
Tier I capital (to risk weighted assets)     49,702     9.72%     20,458     4.00%     30,687     6.00%
Total capital (to risk weighted assets)      56,121    10.97%     40,916     8.00%     51,145    10.00%

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

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a 24-month period beginning October 1, 2002:


                                  Estimated Exposure
                                to Net Interest Income
                                ----------------------
                                  Dollar     Percent
                                  Change      Change
                                  ------     -------
                                (Dollars in thousands)

Initial 12-Month Period:

Up 200 basis points              $   872       2.88%
Up 100 basis points                  514       1.70%
Down 100 basis points               (684)     (2.26%)
Down 200 basis points             (1,333)     (4.40%)

Subsequent 12-Month Period:

Up 200 basis points              $ 1,532       5.48%
Up 100 basis points                1,154       4.12%
Down 100 basis points             (1,912)     (6.84%)
Down 200 basis points             (4,108)    (14.69%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2002, the Company's one year cumulative gap was a positive $98.2 million, or 9.96% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" contained on pages 39 to 41 of the Company's 2001 Annual Report to Shareholders.

ITEM 4.  CONTROLS AND PROCEDURES

      Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               Current Report on Form 8-K dated October 7, 2002, announcing that as a result of the issuance of SFAS 147 on October 1, 2002, the Company is required to eliminate $1.2 million of annual goodwill amortization beginning January 1, 2002. The Company will restate its income for the first two quarters of 2002 to reflect the elimination of goodwill amortization and will adopt the new FASB standard beginning in the third quarter.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Bancorp Rhode Island, Inc.


November 12, 2002                      By: /s/ Merrill W. Sherman
-----------------                          ---------------------------
(Date)                                         Merrill W. Sherman
                                               President and
                                               Chief Executive Officer


November 12, 2002                      By: /s/ Albert R. Rietheimer
-----------------                          ---------------------------
(Date)                                         Albert R. Rietheimer
                                               Chief Financial Officer
                                               and Treasurer

                          FORM 10-Q CERTIFICATIONS

I, Merrill W. Sherman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bancorp Rhode Island, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      e) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      f) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Merrill W. Sherman
------------------------
Merrill W. Sherman
President and
Chief Executive Officer

                          FORM 10-Q CERTIFICATIONS

I, Albert R. Rietheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bancorp Rhode Island, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      h) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Albert R. Rietheimer
------------------------
Albert R. Rietheimer
Chief Financial Officer
and Treasurer