Form 10-K
period 2002-12-31
BANCORP RHODE ISLAND INC
filed 2003-03-27
CIK 1109525

==================================================================
                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                  FORM 10-K

    (Annual Report Under Section 13 of the Securities Exchange Act of 1934)

                 For the fiscal year ended December 31, 2002

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

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
                 ------------------------------------------
                  (Address of Principal Executive Offices)

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

                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    [x]    No    [.]

      Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    [ ]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market on March 24, 2003 was $64,516,540.

      As of March 24, 2003, there were 3,790,800 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

                    Documents incorporated by reference:

      Portions of Bancorp Rhode Island's 2002 Annual Report to Shareholders and Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

===========================================================================

                         Bancorp Rhode Island, Inc.
                         Annual Report on Form 10-K
                             Table of Contents

Description                                                      Page Number
-----------                                                      -----------

Part I.      Item 1  -- Business                                      3
             Item 2  -- Properties                                   14
             Item 3  -- Legal Proceedings                            14
             Item 4  -- Submission of Matters to a Vote of
                        Security Holders                             14

Part II.     Item 5  -- Market for the Company's Common Stock
                        and Related Stockholder Matters              15
             Item 6  -- Selected Consolidated Financial Data         15
             Item 7  -- Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                   15
             Item 7a -- Qualitative and Quantitative Disclosures
                        About Market Risk                            15
             Item 8  -- Financial Statements and Supplementary Data  15
             Item 9  -- Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                   15

Part III.    Item 10 -- Directors and Executive Officers of
                        the Company                                  16
             Item 11 -- Executive Compensation                       16
             Item 12 -- Security Ownership of Certain
                        Beneficial Owners and Management             16
             Item 13 -- Certain Relationships and Related
                        Transactions                                 17
             Item 14 -- Controls and Procedures                      17

Part IV.     Item 14 -- Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                      18

             Signatures                                              20

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

      The Bank provides a community banking alternative in the greater Providence market which is dominated by three large regional banking institutions. Based on total deposits as of June 30, 2002, the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank in the greater Providence area. The Bank offers a wide variety of deposit products, commercial, residential and consumer loans, nondeposit investment products, online banking services and other banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. As a full service community bank, the Bank seeks to differentiate itself from its competitors through superior personal service, responsiveness and local decision-making. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

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

Lending Activities

      General. At its formation, the Bank acquired $85.4 million of commercial loans and $32.1 million of consumer loans that were in-market loans largely associated with acquired branches. To provide sufficient assets to operate profitably, the Bank also purchased $276.4 million of residential mortgage loans, resulting in an asset mix more characteristic of a thrift institution than that of a commercial bank. The Bank's business strategy has been to grow its commercial loan portfolio and to allow the residential mortgage loan portfolio to decline gradually (as a percent of total loans) as the Bank is able to replace residential mortgage loans with higher yielding commercial loans. The Bank has allocated substantial resources to its commercial lending function to facilitate and promote such growth. From March 22, 1996, when the Bank commenced operations, until December 31, 2002, commercial loan outstandings have increased from $85.4 million to $281.0 million, an increase of $195.6 million, or 229.0%.

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

      The Bank has tiered lending authorities. Loan commitments up to $1.0 million per customer relationship may be approved by Department Heads of the Bank's Business Lending, Commercial Real Estate and Retail Lending departments. All extensions of credit of more than $1.0 million (up to the Bank's house lending limit of $6.0 million) per customer relationship requires the approval of the Credit Committee, which consists of members of the Bank's senior management and one outside director. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

      The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2002, the Bank had $175.2 million of aggregate loan commitments outstanding to fund a variety of loans.

      Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2002, owner-occupied commercial real estate loans totaled $59.2 million, or 8.8% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Nonowner-occupied commercial real estate loans totaled $81.2 million, or 12.1% of the total loan portfolio, and multi-family residential loans totaled $19.0 million, or 2.8% of the total loan portfolio. The majority of real estate secured commercial loans are originated on a three-, or five-year adjustable rate basis. Interest rates typically charged on these loans are higher than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, origination fees may be charged on these loans.

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

      Commercial and Industrial Loans. The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration's ("SBA") loan guaranty programs and include some form of SBA credit enhancement. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank's commercial customers.

      Approximately 75% of Rhode Island businesses are in Providence and Kent counties. The vast majority of these businesses are small- to mid-sized and have fewer than 50 employees. The Bank believes the financing needs of these businesses generally match the Bank's lending profile and that the Bank's branches are well positioned to generate loans from this customer base. At December 31, 2002, commercial and industrial loans (including leases) totaled $75.0 million, or 11.2% of the total loan portfolio. Generally, commercial and industrial loans are granted at higher rates than residential mortgage loans, with relatively shorter maturities, or are at adjustable rates without interest rate caps.

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

      Small Business Loans. The Bank originates loans of $250,000 or less to small business customers through its branch network and business development officers. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business' principal owners. A number of these loans are granted in conjunction with the SBA's Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2002, small business loans totaled $28.8 million, or 4.3% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

      Construction Loans. The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2002, outstanding construction loans totaled $18.1 million, or 2.7% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

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

      Residential Mortgage Loans. The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases new adjustable rate mortgage ("ARM") whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows. Servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2002, approximately 4.4% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

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

      At December 31, 2002 one- to four-family residential mortgage loans totaled $297.8 million, or 44.4% of the total loan portfolio. The fixed rate portion of this portfolio totaled $19.3 million and had original maturities of 15 and 30 years. The adjustable rate portion of this portfolio totaled $277.3 million and had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of either one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

      Consumer and Other Loans. The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2002, the consumer loan portfolio totaled $91.9 million, or 13.7% of the total loan portfolio, and is comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans. During 2000 and 2001, the Bank purchased automobile loans from another New England institution. At December 31, 2002, purchased automobile loans totaled $3.4 million, or 0.5% of the total loan portfolio. The Bank currently anticipates that it may continue to purchase automobile loans in the future to further diversify its consumer and other loan portfolio.

Investment Activities

      Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of U.S. agency securities, corporate debt securities, mortgage-backed securities, Federal Home Loan Bank of Boston ("FHLB") stock and fed funds sold and other overnight investments, represents 27.9% of total assets, or $282.7 million, as of December 31, 2002.

      Loans receivable generally provide a better return than investments, and accordingly, the Company seeks to emphasize the generation of loans, rather than increasing its investment portfolio. The investments are managed by the Chief Financial Officer and Treasurer, subject to the supervision and review of the Asset/Liability Committee and in compliance with the Investment Policy established by the Bank's board of directors. Late in 2002, the Company retained the services of an outside investment advisory firm to assist in the management of this portfolio and further diversified the portfolio through the purchase of corporate debt securities and collaterized mortgage obligations ("CMOs").

      Overall, investments produced total interest and dividend income of $12.4 million, or 23.2% of total interest and dividend income, in 2002 and $11.6 million, or 20.7% of total interest and dividend income, during 2001.

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

      As a result of the Bank's continuing emphasis on core deposit growth, service charges on deposit accounts have also grown and represent the largest source of noninterest income for the Company. Service charges on deposit accounts rose

$312,000, or 9.0%, from $3.5 million for 2001, to $3.8 million for 2002, primarily as a result of growth in checking and savings accounts.

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

Nondeposit Investment Products and Services

      In October 1997, the Bank introduced a nondeposit investment program through which it made available to its customers a variety of mutual funds and fixed and variable annuities. These investment products were offered through an arrangement with a national wholesaler of mutual funds and annuities. In December 2000, the Bank terminated this agreement and entered into a new agreement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts ("Commonwealth"). The Bank now makes mutual funds, annuities, stocks, bonds and other fee based products available to its customers through Commonwealth, and has also assumed direct management responsibility for the program.

      Since year-end 2000, the Bank has made investment management services available to its high net worth customers through two referral sources. The first is a national firm, PNC Advisors, a division of PNC Financial Services Group. The other is Baldwin Brothers, a boutique investment management firm with offices in Providence, Rhode Island and Marion, Massachusetts.

Other Products and Services

      In August 2001, the Bank introduced a new product called CampusMate(tm). CampusMate is an integrated banking and electronic payment service designed to meet the needs of colleges and universities, their administrative staffs, students and parents. The CampusMate product provides an on-line deposit account, in addition to an on-line vehicle for transferring funds and making tuition and other payments to the college or university. The Bank has received a provisional patent for the business practices associated with the CampusMate product. As of December 31, 2002, the Bank was providing
CampusMate services to a college and a university, both located in Rhode
Island.

Employees

      At December 31, 2002, the Company had 193 full-time and 45 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Competition and Marketplace

      The Company's primary operating subsidiary, the Bank, is headquartered in Providence, Rhode Island, and operates in Providence and Kent counties. The Bank faces significant competition both in making loans and generating deposits. In the past, the Bank's most significant competition has come from three large regional banks that have dominated the Rhode Island market. Currently, these regional banks are Fleet, Citizens and Sovereign. These regional banks have well-established distribution networks and greater financial resources than the Bank, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively. In addition, the Bank faces competition for loans from local banks and out-of-state financial institutions that have established loan production offices as well as from non-bank competitors. Competition for deposits also comes from local banks, short-term money market funds, other corporation and government securities funds and other non-bank financial institutions such as brokerage firms and insurance companies. Many of the Bank's non-bank competitors are not subject to the same degree of regulation as that imposed on federally insured state chartered banks. As a result, such non-bank competitors have advantages over the Bank in providing certain services. During the past year, banks in general have seen an inflow of money from the stock markets as a result of the poor performance of equity securities. Whether this inflow will continue, or for how long, or if these dollars will return to the equity markets in the future, are questions facing many financial institutions.

      The population in the Bank's market area is growing slowly, at best, and economic growth in the Rhode Island area has been slow to moderate over the past several years, lagging behind other parts of New England and the United States. Accordingly, the Bank's future growth depends largely upon its ability to increase its market penetration. Moreover, economic conditions beyond the Bank's control may have a significant impact on the Bank's operations. Examples of such conditions include the strength of credit demand by customers and changes in the general levels of interest rates. Furthermore, the Bank's commercial and consumer lending activities are conducted principally in Rhode Island and, to a lesser extent, Southeastern Massachusetts. Its borrowers' ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional economy, and any economic recession in the Bank's market area adversely affecting growth could cause significant increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital.

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

      The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the recently enacted Sarbanes-Oxley Act of 2002.

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

      Rhode Island law also requires any person or persons desiring to acquire "control," as defined in the BHC Act, of any Rhode Island financial institution to file an extensive application with the Director. The application requires detailed information concerning the Bank, the transaction and the principals involved. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial stability of the institution would be jeopardized, the proposed management lacks competence, or the acquisition would not promote public convenience and advantage. The Company is also subject to the Rhode Island Business Combination Act.

      In addition, whenever the Department of Business Regulation considers it advisable, an examination of a Rhode Island bank holding company, such as the Company, may be conducted. Every Rhode Island bank holding company also must file an annual financial report with the Department of Business Regulation.

Federal Supervision: FDIC

      Overview. The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC's powers have been enhanced in the past decade by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

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

      Deposit Insurance. The Bank's deposits are insured by the BIF of the FDIC to the legal maximum of $100,000 for each separately insured depositor. The Federal Deposit Insurance Act (as amended, the "FDI Act") provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

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

      The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by the FDIC.

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

      Prompt Corrective Action Provisions. In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as "prompt corrective action." Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution's capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk- Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%. As of December 31, 2002, the Bank's Tier 1 leverage ratio was 6.06%, its total Risk-Based Capital Ratio was 10.68% and its Tier 1 Risk-Based Capital Ratio was 9.43%. Based upon the above ratios, the Bank is considered "well capitalized" for regulatory capital purposes.

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

      The FDIC has broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. For example, a bank which does not meet applicable minimum capital requirements or is deemed to be in a "troubled" condition may be subject to additional restrictions, including a requirement of written notice to federal regulatory authorities prior to certain proposed changes in senior management or directors of the institution. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions also are subject to a number of other requirements and restrictions.

      Safety and Soundness Standards. The FDI Act also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.

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

      In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company's capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2002, on a consolidated basis, the Company's Tier 1 Leverage Ratio was 6.19%, its total Risk-Based Capital Ratio was 10.88% and its Tier 1 Risk-Based Capital Ratio was 9.63%. Based upon the above ratios, the Company is considered "well capitalized" for regulatory capital purposes.

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

      Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies ("related parties"), aggregated $6.7 million at December 31, 2002 and $5.5 million at December 31, 2001. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitated the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies such as the Company, that are adequately capitalized and managed, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" early or "opt out" of this authority prior to such date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and (v) banks to receive deposits, renew time deposits, close loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Rhode Island adopted "opt in" legislation, which permits full interstate banking acquisition and branching.

Gramm-Leach-Bliley Act

      In late 1999, Congress enacted the Gramm-Leach-Bliley Act (the "G-L-B Act"), which repealed provisions of the 1933 Glass-Steagall Act that required separation of the commercial and investment banking industries. The G-L-B Act expands the range of non-banking activities that certain bank holding companies may engage in while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. In order to engage in these new non-banking activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its banking subsidiaries is "well capitalized" and "well managed" and has a rating of "Satisfactory" or better under the Community Reinvestment Act of 1977.

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

      The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      At this time, the Company is unable to predict the impact of the G-L-B Act on its future operations. In granting other types of financial institutions more flexibility, the G-L-B Act may increase the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere. However, management believes this legislation and implementing regulations are likely ultimately to have a more substantial impact on regional and national holding companies and banks than on community-based institutions engaged principally in traditional banking activities.

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

      USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, inter alia, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated and to be promulgated by the SEC pursuant to Sarbanes-Oxley will impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company does not anticipate any significant difficulties in complying with this legislation.

      Insurance Sales. Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

      Miscellaneous. The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, sales of non-deposit investment products, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure, and equal credit opportunity.

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

ITEM 2. PROPERTIES

      The Bank presently has a network of 13 branch offices located in Providence and Kent counties. Six of these branch office facilities are owned and seven are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company's offices are in good physical condition and are considered adequate to meet the banking needs of the Bank's customers.

      The following are the locations of the Bank's offices:


                                                 Size         Year Opened     Owned or           Lease
Location                                     (Square feet)    or Acquired      Leased       Expiration Date
                                             -------------    -----------     --------      ---------------
Branch offices:
1047 Park Avenue, Cranston, RI    .             4,700           1996            Owned             N.A.
383 Atwood Avenue, Cranston, RI    .            4,700           1996            Owned             N.A.
2104 Plainfield Pike, Cranston, RI    .           700           2002            Owned             N.A.
999 South Broadway, East Providence, RI        10,500           1996            Owned             N.A.
195 Taunton Avenue, East Providence, RI         3,100           1996           Leased          2/28/08
1440 Hartford Avenue, Johnston, RI    .         4,700           1996         Land Leased      12/31/07
One Turks Head Place, Providence, RI    .       5,000           1996           Leased          4/30/09
165 Pitman Street, Providence, RI    .          3,300           1998           Leased         10/18/08
445 Putnam Pike, Smithfield, RI    .            3,500           1996           Leased          7/31/09
1062 Centerville Road, Warwick, RI    .         2,600           1996            Owned             N.A.
1300 Warwick Avenue, Warwick, RI    .           4,200           1996           Leased          6/30/04
2975 West Shore Road, Warwick, RI    .          3,500           2000           Leased          3/31/10
1175 Cumberland Hill Road, Woonsocket, RI       3,100           1998            Owned             N.A.

Administrative and operational offices:
625 G. Washington Highway, Lincoln, RI         14,600           2003           Leased         12/31/12
One Turks Head Place, Providence, RI           18,400           1999           Leased          6/30/09

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Section entitled "Market for the Company's Common Stock and Related Stockholder Matters" contained on page 78 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the Section entitled "Selected Consolidated Financial Data" contained on pages 18 through 19 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 20 through 44 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated herein by reference to the Section entitled "Asset and Liability Management" contained on pages 39 through 41 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the Consolidated Balance Sheets as of December 31, 2002 and 2001 and the Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002, together with the accompanying notes and the Independent Auditors' Report contained on pages 46 through 50 of the Company's 2002 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

      There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The director information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC.

      The following table sets forth the executive officers of the Company as of the date hereof.

              Name            Age    Position
              ----            ---    --------

      Merrill W. Sherman       54    President and Chief Executive Officer
      Albert R. Rietheimer     46    Chief Financial Officer and Treasurer
      Donald C. McQueen        46    Vice President and Assistant Secretary
      Margaret D. Farrell      53    Secretary
      James V. DeRentis        41    Bank Executive Vice President - Retail

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

      The following table sets forth information about the Company's equity compensation plans as of December 31, 2002:

                                     Number of Securities to                                          Number of Securities
                                    be Issued Upon Exercise of      Weighted-Average Exercise       Remaining Available for
                                       Outstanding Options,       Price of Outstanding Options,      Future Issuance Under
         Plan Category                 Warrants and Rights             Warrants and Rights         Equity Compensation Plans
         -------------              --------------------------    -----------------------------    -------------------------

Equity Compensation Plans
Approved by Security Holders               429,250 (1)                       $13.35                       171,000 (2)

Equity Compensation Plans
Not Approved by Security Holders                 0                            N/A                               0
                                           -------                                                        -------
Total                                      429,250                           $13.35                       171,000
                                           =======                           ======                       =======

--------------------
<F1>  Includes 395,750 shares issuable upon exercise of outstanding stock options granted under the Bancorp Rhode Island, Inc. 2002 Incentive and Nonqualified Stock Option Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 33,500 shares issuable upon exercise of outstanding stock options granted under the Amended and Restated Bancorp Rhode Island Non-Employee Directors Stock Plan.
<F2>  Includes 148,500 shares available for issuance under the Bancorp
      Rhode Island, Inc. 2002 Incentive and Nonqualified Stock Option
      Plan and predecessor plan; and 22,500 shares reserved for issuance under the Amended and Restated Bancorp Rhode Island,
      Inc. Non-Employee Directors Stock Plan.

      Additional information regarding these equity compensation plans is contained in Note 14 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Transactions with Management" in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

      There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company's evaluation of its internal controls.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)   (1)   Financial Statements

      The following consolidated financial statements contained within the Company's 2002 Annual Report to Shareholders are incorporated herein by reference in Item 8.

            1.    Independent Auditors' Report

            2.    Consolidated Balance Sheets as of December 31, 2002 and
                   2001

            3.    Consolidated Statements of Operations for the Years Ended
                   December 31, 2002, 2001 and 2000

            4.    Consolidated Statements of Changes in Shareholders' Equity
                   for the Years Ended December 31, 2002, 2001 and 2000

            5.    Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2002, 2001 and 2000

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

 10.3           Employment Agreement of Donald C. McQueen dated December 18,
                2000 (3) +

 10.4          Employment Agreement of James V. DeRentis dated December 18,
                2000 (3) +

 10.5          Amended and Restated 1996 Incentive and Nonqualified Stock
                Option Plan (3) +

 10.6          Amended and Restated Non-Employee Director Stock Plan (2) +

 10.6 (a)      Amendment to Amended and Restated Non-Employee Director Stock
                Plan (4) +

 10.7 (a)      Bank Rhode Island Supplemental Executive Retirement Plan, as
                amended by Amendments No. 1 and No. 2 (1) +

 10.7 (b)      Amendment No. 3 to Bank Rhode Island Supplemental Executive
                Retirement Plan (3) +

 10.7 (c)      Amendment No. 4 to Bank Rhode Island Supplemental Executive
                Retirement Plan (5) +

 10.7 (d)      Amendment No. 5 to Bank Rhode Island Supplemental Executive
                Retirement Plan (6) +

 10.8          Bank Rhode Island Nonqualified Deferred Compensation Plan, as
                amended by Amendment No. 1 (1) +

 10.8 (a)      Amendment No. 2 to Bank Rhode Island Nonqualified Deferred
                Compensation Plan +

 10.9          Warrant for 136,315 shares of Common Stock issued to Fleet
                Financial Group, Inc. (1)

10.10          Bank Rhode Island 2002 Supplemental Executive Retirement Plan +


10.11          stricted Stock Agreement by and among Bancorp Rhode Island,
                Inc., Bank Rhode Island and Merrill W. Sherman (7) +

10.12          Form of Bank Rhode Island Split Dollar Agreement (6) +

10.13          2002 Incentive and Nonqualified Stock Option Plan (4) +

11             Computation of earnings per share (8)

13 Annual Report to Shareholders for 2002, portions of which have been incorporated by reference herein are filed with the Commission. Those portions which have not been incorporated by reference herein are provided for information purposes only.

21             List of Subsidiaries

23             Consent of KPMG LLP, as accountants for the Company

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

--------------------
<F1>  Incorporated by reference from the Company's Registration Statement on
      Form S-4, SEC File No. 333-33182

<F2>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended September 30, 2000.

<F3>  Incorporated by reference from the Company's Annual Report on Form 10-
      K for the year ended December 31, 2000.

<F4>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended June 30, 2002.

<F5>  Incorporated by reference from the Company's Annual Report on Form 10-
      K for the year ended December 31, 2001.

<F6>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended March 31, 2002.

<F7>  Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the period ended March 31, 2001.

<F8>  The calculation of earnings per share is set forth as Note 19 to the
      Company's audited consolidated financial statements. The Company's audited consolidated financial statements are filed herewith as part of Exhibit 13.

+        Management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K

      Current Report on Form 8-K dated October 7, 2002, announcing that as a result of FASB's issuance of SFAS 147 on October 1, 2002, the Company would be able to eliminate $1.2 million of annual goodwill amortization beginning January 1, 2002 and would be required to restate its net income for the first two quarters of 2002 to reflect the elimination of goodwill amortization.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BANCORP RHODE ISLAND, INC.


Date: March 25, 2003                   By:  /s/ Merrill W. Sherman
                                            -------------------------------
                                            Merrill W. Sherman
                                            President and Chief Executive
                                            Officer

      Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Albert R. Rietheimer, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2002, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Merrill W. Sherman                 /s/ Albert R. Rietheimer
-----------------------------          ------------------------------
Merrill W. Sherman,                    Albert R. Rietheimer,
President, Chief Executive Officer     Chief Financial Officer and
and Director (Principal Executive      Treasurer (Principal Financial and
Officer)                               Accounting Officer)
Date: March 25, 2003                   Date: March 25, 2003


/s/ Karen Adams                        /s/ Meredith A. Curren
-----------------------------          ------------------------------
Karen Adams, Director                  Meredith A. Curren, Director
Date: March 25, 2003                   Date: March 25, 2003


/s/ Anthony F. Andrade                 /s/ Karl F. Ericson
-----------------------------          ------------------------------
Anthony F. Andrade, Director           Karl F. Ericson, Director
Date: March 25, 2003                   Date: March 25, 2003


/s/ John R. Berger                     /s/ Margaret D. Farrell
-----------------------------          ------------------------------
John R. Berger, Director               Margaret D. Farrell, Director
Date: March 25, 2003                   Date: March 25, 2003


/s/ Malcolm G. Chace                   /s/ Mark R. Feinstein
-----------------------------          ------------------------------
Malcolm G. Chace, Director and         Mark R. Feinstein, Director
Chairman of the Board Date:            March 25, 2003
Date: March 25, 2003


/s/ Ernest J. Chornyei, Jr.            /s/ Edward J. Mack
-----------------------------          ------------------------------
Ernest J. Chornyei, Jr., Director      Edward J. Mack, Director
Date: March 25, 2003                   Date: March 25, 2003

/s/ Bogdan Nowak                       /s/ Cheryl W. Snead
-----------------------------          ------------------------------
Bogdan Nowak, Director                 Cheryl W. Snead, Director
Date: March 25, 2003 Date:             March 25, 2003

/s/ Pablo Rodriguez                    /s/ John A. Yena
-----------------------------          ------------------------------
Pablo Rodriguez, Director              John A. Yena, Director
Date: March 25, 2003                   Date: March 25, 2003

                         BANCORP RHODE ISLAND, INC.

                          Certification Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
                ---------------------------------------------

I, Merrill W. Sherman, certify that:

1. I have reviewed this annual report on Form 10-K of Bancorp Rhode Island, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003



/s/ Merrill W. Sherman
------------------------------
Merrill W. Sherman
President and Chief Executive Officer

                         BANCORP RHODE ISLAND, INC.

                          Certification Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
                ---------------------------------------------

I, Albert R. Rietheimer, certify that:

1. I have reviewed this annual report on Form 10-K of Bancorp Rhode Island, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003



/s/ Albert R. Rietheimer
-----------------------------
Albert R. Rietheimer
Chief Financial Officer and Treasurer