Form 10-Q
period 2003-03-31
BANCORP RHODE ISLAND INC
filed 2003-05-13
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended: March 31, 2003


                        Commission File No. 001-16101


                         BANCORP RHODE ISLAND, INC.
----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

          RHODE ISLAND                                       05-0509802
---------------------------------                        -------------------
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

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes       No ( X )

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 9, 2003:

              Common Stock - Par Value $0.01        3,790,850 shares
              ------------------------------        ----------------
                         (class)                     (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                 PAGE NUMBER
                                                                 -----------

         Cover Page                                                   1

         Index                                                        2

                       PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets                                  3

         Consolidated Statements of Operations                        4

         Consolidated Statements of Changes in
          Shareholders' Equity                                        5

         Consolidated Statements of Cash Flows                        6

         Notes to Consolidated Financial Statements                 7 - 8

Item 2   Management's Discussion and Analysis                       9 - 18

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                         19 - 20

                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                           21

Item 2   Changes in Securities                                       21

Item 3   Default upon Senior Securities                              21

Item 4   Submission of Matters to a Vote of Security Holders         21

Item 5   Other Information                                           21

Item 6   Exhibits and Reports on Form 8-K                            21

         Signature Page                                              22

         Certifications Pursuant to Section 302 of the
          Sarbanes-Oxley Act                                       23 - 24

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                               March 31,    December 31,
                                                                                  2003          2002
                                                                               ---------    ------------
                                                                                     (In thousands)

ASSETS:
  Cash and due from banks                                                      $   24,350    $   25,336
  Overnight investments                                                             7,900        17,623
  Investment securities available for sale (amortized cost of $96,274 and
     $99,803 at March 31, 2003 and December 31, 2002, respectively)                97,501       101,329
  Mortgage-backed securities available for sale (amortized cost of $139,920
   and $154,225 at March 31, 2003 and December 31, 2002, respectively)            141,711       156,114
  Stock in Federal Home Loan Bank of Boston                                         7,900         7,683
Loans receivable:
  Residential mortgage loans                                                      304,389       297,763
  Commercial loans                                                                298,612       280,967
  Consumer and other loans                                                        101,374        91,928
                                                                               ------------------------
      Total loans                                                                 704,375       670,658
  Less allowance for loan losses                                                  (10,435)      (10,096)
                                                                               ------------------------
      Net loans                                                                   693,940       660,562
Premises and equipment, net                                                        11,296         9,702
Other real estate owned                                                                31            58
Goodwill, net                                                                      10,766        10,766
Accrued interest receivable                                                         6,084         6,183
Investment in bank owned life insurance                                            14,972        14,768
Prepaid expenses and other assets                                                   3,291         2,753
                                                                               ------------------------
      Total assets                                                             $1,019,742    $1,012,877
                                                                               ========================
LIABILITIES:
Deposits:
  Demand deposit accounts                                                      $  135,639    $  137,920
  NOW accounts                                                                    106,259       100,476
  Money market accounts                                                            11,187        10,660
  Savings accounts                                                                297,340       290,981
  Certificate of deposit accounts                                                 212,527       221,874
                                                                               ------------------------
      Total deposits                                                              762,952       761,911
Overnight and short-term borrowings                                                18,691        27,364
Federal Home Loan Bank of Boston borrowings                                       157,997       143,941
Company-obligated mandatorily redeemable capital securities                         8,000         8,000
Other liabilities                                                                   4,653         5,234
                                                                               ------------------------
      Total liabilities                                                           952,293       946,450
                                                                               ------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
    Issued and outstanding: none                                                       --            --
  Common stock, par value $0.01 per share, authorized 11,000,000 shares:
    Voting: Issued and outstanding 3,790,850 shares 2003 and 3,777,450
shares in 2002                                                                         38            38
  Additional paid-in capital                                                       40,276        40,134
  Retained earnings                                                                25,143        24,002
  Accumulated other comprehensive income (loss), net                                1,992         2,253
                                                                               ------------------------
      Total shareholders' equity                                                   67,449        66,427
                                                                               ------------------------
      Total liabilities and shareholders' equity                               $1,019,742    $1,012,877
                                                                               ========================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
                                                           (In thousands, except per share data)

Interest and dividend income:
  Residential mortgage loans                                     $    4,174    $    4,927
  Commercial loans                                                    4,683         4,288
  Consumer and other loans                                            1,289           939
  Mortgage-backed securities                                          1,480         2,100
  Investment securities                                               1,139           708
  Overnight investments                                                  39            73
  Federal Home Loan Bank of Boston stock dividends                       62            62
                                                                 ------------------------
      Total interest and dividend income                             12,866        13,097
                                                                 ------------------------

Interest expense:
  NOW accounts                                                          326            42
  Money market accounts                                                  28            35
  Savings accounts                                                    1,148         1,217
  Certificate of deposit accounts                                     1,600         2,289
  Overnight and short-term borrowings                                    51            59
  Federal Home Loan Bank of Boston borrowings                         1,762         1,762
  Company-obligated mandatorily redeemable capital securities           137            76
                                                                 ------------------------
      Total interest expense                                          5,052         5,480
                                                                 ------------------------

      Net interest income                                             7,814         7,617
Provision for loan losses                                               400           400
                                                                 ------------------------
      Net interest income after provision for loan losses             7,414         7,217
                                                                 ------------------------

Noninterest income:
  Service charges on deposit accounts                                   952           855
  Commissions on nondeposit investment products                         174           249
  Income from bank owned life insurance                                 203            95
  Loan related fees                                                     104            91
  Commissions on loans originated for others                            109            94
  Gains on sales of mortgage-backed securities                          104            23
  Gains on sales of investment securities                                54            --
  Other income                                                          216           159
                                                                 ------------------------
      Total noninterest income                                        1,916         1,566
                                                                 ------------------------

Noninterest expense:
  Salaries and employee benefits                                      3,298         3,047
  Occupancy                                                             603           467
  Equipment                                                             336           249
  Data processing                                                       845           440
  Marketing                                                             297           296
  Professional services                                                 277           382
  Loan servicing                                                        228           223
  Other real estate owned expense                                        15            (9)
  Other expenses                                                        974           762
                                                                 ------------------------
      Total noninterest expense                                       6,873         5,857
                                                                 ------------------------
      Income before income taxes                                      2,457         2,926
Income tax expense                                                      785         1,032
                                                                 ------------------------
      Net income                                                 $    1,672    $    1,894
                                                                 ========================

Per share data:
  Basic earnings per common share                                $     0.44    $     0.51
  Diluted earnings per common share                              $     0.42    $     0.48

  Average common shares outstanding - basic                       3,779,007     3,747,171
  Average common shares outstanding - diluted                     4,021,127     3,977,319

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                              Accumulated
                                                                                 Other
                                                                                Compre-
                                                      Additional                hensive
                                             Common    Paid-in     Retained      Income
Three months ended March 31,                  Stock    Capital     Earnings   (Loss), Net    Total
----------------------------                 ------   ----------   --------   -----------    -----

2003
----
Balance at December 31, 2002                  $38       $40,134    $24,002      $ 2,253     $66,427
  Net income                                   --            --      1,672           --       1,672
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                                 (364)       (364)
    Realized gain (loss) on
     securities available for sale
     net of taxes of $55                                                            103         103
                                                                                            -------
    Comprehensive income                                                                      1,411

    Exercise of stock options                  --           134         --           --         134
    Common stock issued for incentive
     stock award, net                          --             8         --           --           8
    Dividends on common stock                  --            --       (531)          --        (531)
                                              -----------------------------------------------------
Balance at March 31, 2003                     $38       $40,276    $25,143      $ 1,992     $67,449
                                              =====================================================

2002
----
Balance at December 31, 2001                  $37       $39,826    $18,336      $   898     $59,097
  Net income                                   --            --      1,894           --       1,894
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on
     securities available for sale                                               (1,080)     (1,080)
    Realized gain (loss) on
     securities available for sale
     net of taxes of $8                                                             (15)        (15)
                                                                                            -------
    Comprehensive income                                                                        799

    Exercise of stock options                   1            43         --           --          44
    Common stock issued for incentive
     stock award, net                          --             8         --           --           8
    Dividends on common stock                  --            --       (488)          --        (488)
                                              -----------------------------------------------------
Balance at March 31, 2002                     $38       $39,877    $19,742      $  (197)    $59,460
                                              =====================================================

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2003         2002
                                                          --------     --------
                                                              (In thousands)

Cash flows from operating activities:
  Net income                                              $  1,672     $  1,894
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                              922          637
    Provision for loan losses                                  400          400
    Gain on sale of investment securities                      (54)          --
    Gain on sale of mortgage-backed securities                (104)         (23)
    Gain on sale of other real estate owned                     10          (29)
    Income from bank-owned life insurance                     (204)         (95)
    Compensation expense from restricted stock grant             8            8
    (Increase) decrease in:
      Accrued interest receivable                               99         (535)
      Prepaid expenses and other assets                       (403)      (2,133)
    Increase (decrease) in:
      Other liabilities                                       (581)       2,364
    Other, net                                                   4           43
                                                          ---------------------
      Net cash provided (used) by operating activities       1,769        2,531
                                                          ---------------------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                              (6,032)      (1,761)
    Commercial loans                                       (24,597)     (21,311)
    Consumer loans                                         (17,725)      (7,122)
  Purchase of:
    Investment securities available for sale               (16,573)     (17,984)
    Mortgage-backed securities available for sale          (33,640)     (55,820)
    Residential mortgage loans                             (50,081)     (34,462)
    Federal Home Loan Bank of Boston stock                    (217)      (2,015)
  Principal payments on:
    Investment securities available for sale                18,000        3,006
    Mortgage-backed securities available for sale           22,645       16,154
    Residential mortgage loans                              49,313       51,486
    Commercial loans                                         6,982       18,514
    Consumer loans                                           8,166        6,612
  Proceeds from sale of investment securities                2,060           --
  Proceeds from sale of mortgage-backed securities          25,164        3,766
  Proceeds from sale of other real estate owned                 --          293
  Capital expenditures for premises and equipment           (1,970)        (287)
  Purchase of bank-owned life insurance                         --      (10,000)
                                                          ---------------------
      Net cash provided (used) by investing activities     (18,505)     (50,931)
                                                          ---------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                        1,041       22,265
  Net increase (decrease) in overnight and short-term
   borrowings                                               (8,673)       5,245
  Proceeds from long-term borrowings                        29,000       40,295
  Repayment of long-term borrowings                        (14,944)      (2,004)
  Proceeds from issuance of common stock                       134           44
  Dividends on common stock                                   (531)        (488)
                                                          ---------------------
      Net cash provided (used) by financing activities       6,027       65,357
                                                          ---------------------

  Net increase (decrease) in cash and cash equivalents     (10,709)      16,957
  Cash and cash equivalents at beginning of period          42,959       29,174
                                                          ---------------------
  Cash and cash equivalents at end of period              $ 32,250     $ 46,131
                                                          =====================

Supplementary Disclosures:
  Cash paid for interest                                  $  5,244     $  5,595
  Cash paid for income taxes                                    27           45
  Non-cash transactions:
    Change in other comprehensive income, net of taxes        (261)      (1,095)

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

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and goodwill valuation.

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

(3)   Recent Accounting Developments

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                         Three Months Ended March 31,
                                         ----------------------------
                                               2003        2002
                                              ------      ------

Net income (in thousands):
  As reported                                 $1,672      $1,894
  Compensation cost, net of taxes (1)            (23)        (40)
                                              ------------------
  Pro forma                                   $1,649      $1,854
                                              ==================

Earnings per common share:
  Basic:
    As reported                               $ 0.44      $ 0.51
    Compensation cost, net of taxes (1)        (0.00)      (0.02)
                                              ------------------
    Pro forma                                 $ 0.44      $ 0.49
                                              ==================
  Diluted:
    As reported                               $ 0.42      $ 0.48
    Compensation cost, net of taxes (1)        (0.01)      (0.01)
                                              ------------------
    Pro forma                                 $ 0.41      $ 0.47
                                              ==================

<F1>  The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards granted since 1995. The fair value of each option granted was estimated as of the date of the grant using the Black-Scholes option-pricing model. No new options were granted during the first quarter of 2003.

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

GENERAL
-------

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services designed to meet the needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

OVERVIEW
--------

      Total assets increased $6.9 million, or 0.7%, to $1.0 billion at March 31, 2003 from December 31, 2002. This increase was centered in the Company's residential, commercial and consumer loan portfolios and was funded by a combination of checking and savings deposit growth, borrowings from the FHLB and decreases in overnight investments, investment securities and mortgage-backed securities ("MBSs"). Since the end of 2002, residential mortgage loans increased $6.6 million, or 2.2%, commercial loans increased $17.6 million, or 6.3%, consumer loans increased $9.4 million, or 10.3%, checking and savings deposits increased $10.4 million, or 1.9%, and FHLB borrowings increased $14.1 million, or 9.8%. Shareholders' equity was $67.4 million at March 31, 2003, and represented 6.6% of total assets.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs, and stock in the FHLB) totaled $255.0 million, or 25.0% of total assets, at March 31, 2003, compared to $282.7 million, or 27.9% of total assets, at December 31, 2002. All $239.2 million of investment securities and MBSs at March 31, 2003 were classified as available for sale and carried a total of $3.0 million in net unrealized gains at the end of the quarter. The decrease in total investments of $27.7 million, or 9.8%, was utilized to partially fund the growth in the loan portfolios.

      -- Loans. Total loans were $704.4 million, or 69.1% of total assets, at March 31, 2003, compared to $670.7 million, or 66.2% of total assets, at December 31, 2002. The Company concentrated its asset growth during the first quarter in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $17.6 million, or 6.3%, during the first quarter. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $6.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

      The consumer loan portfolio increased $9.4 million, or 10.3%, during the first quarter of 2003. This growth was centered in fifteen-year fixed-rate home equity loans. In the current interest rate environment, this fifteen-year fixed-rate product provides an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue.

      Despite the continuing low interest rate environment, and the resulting higher level of prepayments, the residential mortgage loan portfolio increased $6.6 million, or 2.2%, during the first quarter, as purchases of hybrid ARMS and fixed-rate loans ($50.1 million) and originations ($6.0 million) were greater than repayments ($49.3 million). As long as market interest rates remain low, the Company expects prepayment activity to be above average historical levels.

      While origination efforts continue to be concentrated on commercial and consumer loan opportunities, the Company also originates residential mortgage loans on a limited basis. Additionally, until such time as the Company can generate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage and automobile loans as opportunities develop.

      The following is a breakdown of loans receivable:


                                                March 31,    December 31,
                                                   2003          2002
                                                ---------    ------------
                                                      (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate           $276,265     $277,265
  One- to four-family fixed rate                  26,953       19,310
                                                ---------------------
      Subtotal                                   303,218      296,575
  Premium on loans acquired                        1,228        1,248
  Net deferred loan origination fees                 (57)         (60)
                                                ---------------------
      Total residential mortgage loans          $304,389     $297,763
                                                =====================

Commercial loans:
  Commercial real estate - nonowner occupied    $ 82,518     $ 81,242
  Commercial and industrial                       62,855       57,389
  Commercial real estate - owner occupied         60,383       59,249
  Small business                                  29,229       28,750
  Multi-family real estate                        21,232       18,952
  Construction                                    19,782       18,101
  Leases and other                                22,941       17,613
                                                ---------------------
      Subtotal                                   298,940      281,296
  Net deferred loan origination fees                (328)        (329)
                                                ---------------------
      Total commercial loans                    $298,612     $280,967
                                                =====================

Consumer loans:
  Home equity - term loans                      $ 57,620     $ 47,906
  Home equity - lines of credit                   37,639       37,381
  Automobile                                       2,722        3,409
  Installment                                        778          967
  Savings secured                                    530          602
  Unsecured and other                              1,471        1,063
                                                ---------------------
      Subtotal                                   100,760       91,328
  Premium on loans acquired                           83          103
  Net deferred loan origination costs                531          497
                                                ---------------------
      Total consumer loans                      $101,374     $ 91,928
                                                =====================

      Total loans receivable                    $704,375     $670,658
                                                =====================

      -- Deposits and Borrowings. Total deposits increased by $1.0 million, or 0.1%, during the first quarter of 2003, from $761.9 million, or 75.2% of total assets, at December 31, 2002, to $763.0 million, or 74.8% of total assets, at March 31, 2003. The decrease in the relative percentage of total assets resulted from first quarter total asset growth being primarily funded by FHLB borrowings. In addition, the composition of total deposits also changed during the quarter. Core deposit accounts (checking and savings) increased $10.4 million, or 1.9%, during the quarter, while certificates of deposit decreased $9.3 million, or 4.2%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At March 31, 2003, core deposit accounts comprised 72.1% of total deposits, compared to 70.9% of total deposits at December 31, 2002.

      The following table sets forth certain information regarding deposits:


                                                 March 31, 2003                  December 31, 2002
                                         ------------------------------   ------------------------------
                                                     Percent   Weighted               Percent   Weighted
                                                       of       Average                 of       Average
                                          Amount      Total      Rate      Amount      Total      Rate
                                          ------     -------   --------    ------     -------   --------
                                                              (Dollars in thousands)

NOW accounts                             $106,259     13.9%      1.31%    $100,476     13.2%      1.37%
Money market accounts                      11,187      1.5%      0.94%      10,660      1.4%      1.00%
Savings accounts                          297,340     39.0%      1.51%     290,981     38.2%      1.70%
Certificate of deposit accounts           212,527     27.8%      2.94%     221,874     29.1%      3.07%
                                         -----------------                -----------------
      Total interest bearing deposits     627,313     82.2%      1.95%     623,991     81.9%      2.12%
Noninterest bearing accounts              135,639     17.8%        --      137,920     18.1%        --
                                         -----------------                -----------------
      Total deposits                     $762,952    100.0%      1.60%    $761,911    100.0%      1.74%
                                         =============================================================

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first quarter of 2003, FHLB borrowings increased $14.1 million, or 9.8%, as the Company sought to take advantage of lower borrowing rates to fund its asset growth. The proceeds from these new borrowings were primarily reinvested in the Company's loan portfolios and allowed the Company to continue to grow its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At March 31, 2003, the Company had nonperforming assets of $5.2 million, which represented 0.51% of total assets. This compares to nonperforming assets of $794,000, or 0.08% of total assets, at December 31, 2002. The growth in nonperforming assets was concentrated in two commercial relationships placed on nonaccrual status aggregating $4.3 million. Total nonperforming assets at March 31, 2003, consisted of nonaccrual residential mortgage loans aggregating $252,000, nonaccrual commercial loans aggregating $4.9 million, nonaccrual consumer loans aggregating $20,000 and other real estate owned aggregating $31,000. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. The current level of nonperforming assets remains below peer averages, but as the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets could increase, as could its level of charged-off loans. Included in nonaccrual loans were $4.7 million, at March 31, 2003, and $224,000, at December 31, 2002, of impaired loans. Specific reserves against these impaired loans were $431,000 and $-0- at March 31, 2003 and December 31, 2002, respectively.

      Delinquencies. At March 31, 2003, loans with an aggregate balance of $108,000 were 60 to 89 days past due, an increase of $81,000, or 300.0%, from the $27,000 reported at December 31, 2002. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                    March 31,    December 31,
                                                                       2003          2002
                                                                    ---------    ------------
                                                                      (Dollars in thousands)

Loans accounted for on a nonaccrual basis                            $5,190         $ 736
Loans past due 90 days or more, but still accruing                       --            --
Impaired loans (not included in nonaccrual loans)                        --            --
                                                                     --------------------
      Total nonperforming loans                                       5,190           736
Other real estate owned                                                  31            58
                                                                     --------------------
      Total nonperforming assets                                     $5,221         $ 794
                                                                     ====================
Delinquent loans 60-89 days past due                                 $  108         $  27

Nonperforming loans as a percent of total loans                        0.74%         0.11%
Nonperforming assets as a percent of total assets                      0.51%         0.08%
Delinquent loans 60-89 days past due as a percent of total loans       0.02%         0.01%

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

      At March 31, 2003, the Company had $11.0 million of assets that were classified as substandard and $465,000 of assets that were classified as doubtful. This compares to $8.4 million of assets that were classified as substandard at December 31, 2002. The Company had no assets that were classified as doubtful at December 31, 2002 and no assets classified as loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2003, included in the assets that were classified as substandard, were $6.3 million of performing loans. This compares to $7.6 million of adversely classified performing loans as of December 31, 2002. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. An increase in nonperforming loans may also lead to an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first quarter of 2003, the Company made provisions to the allowance for loan losses totaling $400,000 and had $61,000 of net charge-offs, bringing the balance in the allowance to $10.4 million, compared to $10.1 million at December 31, 2002. The allowance, expressed as a percentage of total loans, was 1.48% as of March 31, 2003, compared to 1.51% at the prior year end and stood at 201.1% of nonperforming loans at March 31, 2003, compared to 1371.7% of nonperforming loans at December 31, 2002.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of March 31, 2003, is adequate.

      A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses.

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

RESULTS OF OPERATIONS
---------------------

      The Company's operating results depend primarily on its "net interest income," or the difference between its interest income and its cost of money, and on the quality of its assets. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. Earnings are further influenced by the quality of assets through the amount of interest income lost on nonaccrual loans, the amount of additions to the allowance for loan losses and the amount of losses and other expenses incurred as a result of resolving troubled assets.

Three Months Ended March 31, 2003 and 2002
------------------------------------------

      -- Overview. The Company reported net income for the first quarter of 2003 of $1.7 million, down $222,000, or 11.7%, from the first quarter of 2002. Diluted earnings per common share were $0.42 for the first quarter of 2003, compared to $0.48 for the first quarter of 2002.

      The Company reported a return on average assets of 0.67% and a return on average equity of 10.18% for the 2003 period, as compared to a return on average assets of 0.86% and a return on average equity of 12.75% for the 2002 period.

      During the first quarter of 2003 the Company made some significant investments in the future of the Bank, including opening a new Operations Center, as well as beginning the conversion to a new core data processing system, which resulted in significant start-up charges for the quarter. The data processing conversion is continuing and is scheduled to be completed during the second quarter.

      -- Net Interest Income. For the quarter ended March 31, 2003, net interest income was $7.8 million, compared to $7.6 million for the 2002 period. The net interest margin for the first quarter of 2003 was 3.33% compared to a net interest margin of 3.63% for the 2002 period. The increase in net interest income of $197,000, or 2.6%, was primarily attributable to the continued growth of the Company. Average earning assets were $98.9 million, or 11.6%, higher, and average interest-bearing liabilities were $82.5 million, or 11.4%, higher, than the comparable period a year earlier. The decrease of 30 basis points in the net interest margin primarily resulted from a drop in market interest rates, coupled with higher prepayment activity on mortgage-related assets, present since the first quarter of 2002.

      -- Interest Income. Investments. Total investment income was $2.7 million for the quarter ended March 31, 2003, compared to $2.9 million for the 2002 quarter. The decrease in total investment income was $223,000, or 7.6%, and was primarily attributable to a decrease in market interest rates, partially offset by an increase in average balances. The average yield on investments decreased 61 basis points, and the average balance of investments increased $15.2 million, from the first quarter of 2002 to the first quarter of 2003. The Company's investments are primarily comprised of US Agency securities and MBSs with remaining maturities or repricing periods of less than five years. However, in an effort to diversify the portfolio and increase yields, the Company has started to invest in corporate debt securities and collateralized mortgage obligations ("CMOs").

      -- Interest Income. Loans. Interest from loans was $10.1 million for the three months ended March 31, 2003, and represented a yield on total loans of 5.97%. This compares to $10.2 million of interest, and a yield of 6.80%, for the first quarter of 2002. Declining market interest rates, coupled with increased prepayment activity, resulted in residential mortgage loan interest decreasing $753,000, or 15.3%, from the first quarter of 2002. Interest from commercial loans increased $395,000, or 9.2%, and income from consumer and other loans increased $350,000, or 37.3%, as increased average balances more than offset any decline in average yields. In response to declining market interest rates, the yields on the various loan portfolio components changed from the first quarter of 2002 as follows: residential mortgage loans decreased 100 basis points, to 5.60%; commercial loans decreased 66 basis points, to 6.55%, and consumer and other loans decreased 78 basis points, to 5.37%. The average balance of the various components of the loan portfolio changed from the first quarter of 2002 as follows: commercial loans increased $48.9 million, or 20.3%, and consumer and other loans increased $35.4 million, or 57.3%, while residential mortgage loans remained stable at approximately $298 million. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, automobile loans, as cash flows dictated.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $428,000, or 7.8%, to $5.1 million for the three months ended March 31, 2003, from $5.5 million for the same period during 2002. The decrease in total interest expense was primarily attributable to a decrease in market interest rates. The overall average cost for interest-bearing liabilities decreased 53 basis points from 3.08% for the first quarter of 2002 to 2.55% for the first quarter of 2003. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the first quarter of 2002 as follows: NOW accounts increased 93 basis points, to 1.32% (as a result of the introduction of Asset Manager, a premium rate checking account); money market accounts decreased 36 basis points, to 1.01%; savings deposits decreased 29 basis points, to 1.57%; certificate of deposit accounts decreased 85 basis points, to 2.96%; and borrowings decreased 38 basis points to 4.40%. Meanwhile, the average balance of total interest-bearing liabilities increased $82.5 million, from $720.8 million in the first quarter of 2002 to $803.3 million in the first quarter of 2003, as NOW and savings average balances increased a total of $87.9 million, or 28.5%.

      -- Provision for Loan Losses. The provision for loan losses was $400,000 for the quarter ended March 31, 2003, identical to the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." While nonperforming loans increased during the quarter, they remained below peer averages and actual loan charge-offs continued to be minimal. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets could increase further, which in turn could lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income increased $350,000, or 22.3%, to $1.9 million for the first quarter of 2003, from $1.6 million for the first quarter of 2002. Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, rose $97,000, or 11.3%, from $855,000 for the three months ended March 31, 2002, to $952,000 for the same period in 2003 in response to continued growth in checking and savings accounts. Income from bank-owned life insurance ("BOLI") increased $108,000, or 113.7%, as the amount invested in BOLI increased and the 2002 period reflects BOLI income for less than a full quarter. During the 2003 period, the Company sold both investment securities and MBSs in an effort to restructure its portfolio. The Company realized a net gain of $158,000 from these sales, while the 2002 period contained only $23,000 of net gains. Commissions on loans originated for others increased $15,000, or 16.0%, as fixed-rate mortgage loan refinancing activity continued in response to low market interest rates. Lastly, Other income increased $57,000, or 35.8%, primarily from increased cash management fees. Partially offsetting these increases, Commissions on nondeposit investment products decreased $75,000, or 30.1%, as the number of nondeposit investments sales declined from the same quarter a year ago.

      -- Noninterest Expense. Noninterest expenses for the first quarter of 2003 increased a total of $1.0 million, or 17.3%, to $6.9 million from $5.9 million in 2002. This increase occurred primarily in the following areas:
Salaries and employee benefits (up $251,000, or 8.2%), Occupancy and Equipment (up $223,000, or 31.1%), Data processing (up $405,000, or 92.0%)
and Other expenses

(up $212,000, or 27.8%). In addition to incurring increased operating costs as a result of the continuing growth in both loans and core deposits, the Company made significant investments during the first quarter of 2003 in the future of the Bank. These investments included the opening of a brand new Operations Center and commencing the conversion to a new core data processing system. Both of these investments included some start-up costs such as for relocation, setup and training. The core data processing conversion is continuing and is scheduled to be completed during the second quarter of 2003, and as a result, the Company will continue to incur some start-up costs in the second quarter. Partially offsetting these increases was a decrease in Professional services (down $105,000, or 27.5%), as the 2002 period included professional fees associated with reviewing alternative data processing systems, which fees were not present in the 2003 period. As a result of the increased noninterest expenses, the Company's efficiency ratio increased to 70.64% in 2003, from 63.78% in the 2002 period.

      -- Income Tax Expense. Income tax expense of $785,000 was recorded for the three months ended March 31, 2003, compared to $1.0 million for the same period during 2002. This represented total effective tax rates of 31.9% and 35.3%, respectively. Tax-favored income from U.S. Agency securities and BOLI (in the 2003 period), along with the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At March 31, 2003, overnight investments, investment securities and MBSs available for sale amounted to $247.1 million, or 24.2% of total assets. This compares to $275.1 million, or 27.2% of total assets at December 31, 2002. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at March 31, 2003 was $67.4 million, as compared to $66.4 million at December 31, 2002. This increase of $1.0 million was the result of net income for the quarter of $1.7 million, plus proceeds from issuance of stock of $134,000, less dividends of $531,000.

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

      As of March 31, 2003, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                  Minimum Required     Minimum Required
                                                                    For Capital        To Be Considered
                                                 Actual          Adequacy Purposes    "Well Capitalized"
                                            ----------------     -----------------    ------------------
                                             Amount    Ratio      Amount    Ratio      Amount     Ratio
                                             ------    -----      ------    -----      ------     -----

At March 31, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $62,692     6.30%    $29,859    3.00%     $49,766      5.00%
Tier I capital (to risk weighted assets)     62,692     9.35%     26,820    4.00%      40,230      6.00%
Total capital (to risk weighted assets)      71,095    10.60%     53,639    8.00%      67,049     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $61,172     6.15%    $29,858    3.00%     $49,763      5.00%
Tier I capital (to risk weighted assets)     61,172     9.13%     26,809    4.00%      40,214      6.00%
Total capital (to risk weighted assets)      69,575    10.38%     53,618    8.00%      67,023     10.00%

At December 31, 2002:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $61,408     6.19%    $29,779    3.00%     $49,631      5.00%
Tier I capital (to risk weighted assets)     61,408     9.63%     25,506    4.00%      38,260      6.00%
Total capital (to risk weighted assets)      69,401    10.88%     51,013    8.00%      63,766     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $60,097     6.06%    $29,760    3.00%     $49,599      5.00%
Tier I capital (to risk weighted assets)     60,097     9.43%     25,494    4.00%      38,240      6.00%
Total capital (to risk weighted assets)      68,090    10.68%     50,987    8.00%      63,734     10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing the vulnerability of its operations to changes in market interest
rates.    The Company's actions in this regard are taken under the guidance of the Bank's Asset/Liability Committee ("ALCO"). The ALCO manages the Company's interest rate risk position using both income simulation and interest rate sensitivity "gap" analysis. The ALCO has established internal parameters for monitoring the income simulation and gap analysis. These guidelines serve as benchmarks for evaluating actions to balance the current position against overall strategic goals. The ALCO monitors current exposures and reports these to the Board of Directors.

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of March 31, 2003, net interest income simulation indicated that the Company's exposure to changing interest rates was outside of the 10% tolerance level established for the second year of a 200 basis point decline. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net interest margin for modeling purposes. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2003:


                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                    Dollar        Percent
                                    Change        Change
                                    ------        -------
                                   (Dollars in thousands)

Initial Twelve Month Period:

  Up 200 basis points              $ 1,332       4.26%
  Up 100 basis points                  805       2.58%
  Down 100 basis points               (350)     (1.12%)
  Down 200 basis points               (823)     (2.63%)

Subsequent Twelve Month Period:

  Up 200 basis points              $ 2,467       8.10%
  Up 100 basis points                2,131       7.00%
  Down 100 basis points             (1,212)     (3.98%)
  Down 200 basis points             (3,866)    (12.69%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2003, the Company's one year cumulative gap was a positive $125.2 million, or 12.28% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 39 to 41 of the Company's 2002 Annual Report to Shareholders.


ITEM 4. Controls and Procedures

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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


                                       Bancorp Rhode Island, Inc.


May 12, 2003                           /s/ Merrill W. Sherman
------------                           -----------------------------------
(Date)                                     Merrill W. Sherman
                                           President and
                                           Chief Executive Officer


May 12, 2003                           /s/ Albert R. Rietheimer
------------                           -----------------------------------
(Date)                                     Albert R. Rietheimer
                                           Chief Financial Officer
                                           and Treasurer

                  CERTIFICATION PURSUANT TO SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002

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

Date: May 12, 2003


/s/ Merrill W. Sherman
-----------------------------
Merrill W. Sherman
President and
Chief Executive Officer

                  CERTIFICATION PURSUANT TO SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002

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

Date: May 12, 2003


/s/ Albert R. Rietheimer
-----------------------------
Albert R. Rietheimer
Chief Financial Officer
and Treasurer