Form 10-Q
period 2003-06-30
BANCORP RHODE ISLAND INC
filed 2003-08-07
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


 Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended:  June 30, 2003


                       Commission File No.  001-16101



                         BANCORP RHODE ISLAND, INC.
                         --------------------------
           (Exact Name of Registrant as Specified in Its Charter)


            RHODE ISLAND                     05-0509802
            ------------                     ----------
   (State or Other Jurisdiction            (IRS Employer
 of Incorporation or Organization)      Identification No.)


                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
                 -------------------------------------------
                  (Address of Principal Executive Offices)


                               (401) 456-5000
                               --------------
              (Issuer's Telephone Number, Including Area Code)


                               Not Applicable
                               --------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 5, 2003:
                               ---------------

            Common Stock - Par Value $0.01      3,836,965 shares
            ------------------------------      ----------------
                       (class)                    (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                            PAGE NUMBER

         Cover Page                                              1

         Index                                                   2

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

            Consolidated Balance Sheets                          3

            Consolidated Statements of Operations                4

            Consolidated Statements of Changes in
               Shareholders' Equity                              5

            Consolidated Statements of Cash Flows                6

            Notes to Consolidated Financial Statements          7-8

Item 2   Management's Discussion and Analysis                   9-21

Item 3   Quantitative and Qualitative Disclosures
            About Market Risk                                  22-23

Item 4   Controls and Procedures                                 23

                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                       24

Item 2   Changes in Securities                                   24

Item 3   Defaults upon Senior Securities                         24

Item 4   Submission of Matters to a Vote
            of Security Holders                                  24

Item 5   Other Information                                       25

Item 6   Exhibits and Reports on Form 8-K                        25

         Signature Page                                          26

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets



                                                                      June 30,      December 31,
                                                                        2003            2002
                                                                     ----------     ------------
                                                                        (Dollars in thousands)
ASSETS:
Cash and due from banks                                              $   28,668      $   25,336
Overnight investments                                                    12,202          17,623
                                                                     ----------      ----------
   Total cash and cash equivalents                                       40,870          42,959
Investment securities available for sale (amortized
  cost of $81,207 and $99,803 at June 30, 2003 and
  December 31, 2002, respectively)                                       83,811         101,329
Mortgage-backed securities available for sale (amortized
  cost of $130,081 and $154,225 at June 30, 2003 and
  December 31, 2002, respectively)                                      131,319         156,114
Stock in Federal Home Loan Bank of Boston                                 8,934           7,683
Loans receivable:
   Residential mortgage loans                                           330,301         297,763
   Commercial loans                                                     314,017         280,967
   Consumer and other loans                                             103,206          91,928
                                                                     ----------      ----------
      Total loans                                                       747,524         670,658
   Less allowance for loan losses                                       (10,831)        (10,096)
                                                                     ----------      ----------
      Net loans                                                         736,693         660,562
Premises and equipment, net                                              11,991           9,702
Other real estate owned                                                      --              58
Goodwill, net                                                            10,766          10,766
Accrued interest receivable                                               5,686           6,183
Investment in bank-owned life insurance                                  15,176          14,768
Prepaid expenses and other assets                                         3,127           2,753
                                                                     ----------      ----------
      Total assets                                                   $1,048,373      $1,012,877
                                                                     ==========      ==========

LIABILITIES:
Deposits:
   Demand deposit accounts                                           $  146,290      $  137,920
   NOW accounts                                                         116,628         100,476
   Money market accounts                                                 10,546          10,660
   Savings accounts                                                     299,247         290,981
   Certificate of deposit accounts                                      210,226         221,874
                                                                     ----------      ----------
      Total deposits                                                    782,937         761,911
Overnight and short-term borrowings                                      13,606          27,364
Federal Home Loan Bank of Boston borrowings                             162,693         143,941
Company-obligated mandatorily redeemable capital securities              13,000           8,000
Other liabilities                                                         6,803           5,234
                                                                     ----------      ----------
      Total liabilities                                                 979,039         946,450
                                                                     ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
  authorized 1,000,000 shares:
   Issued and outstanding:  none                                             --              --
Common stock, par value $0.01 per share,
  authorized 11,000,000 shares:
   Voting: Issued and outstanding 3,800,850 shares in 2003 and
     3,777,450 in 2002                                                       38              38
Additional paid-in capital                                               40,385          40,134
Retained earnings                                                        26,375          24,002
Accumulated other comprehensive income, net                               2,536           2,253
                                                                     ----------      ----------
      Total shareholders' equity                                         69,334          66,427
                                                                     ----------      ----------
      Total liabilities and shareholders' equity                     $1,048,373      $1,012,877
                                                                     ==========      ==========



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations



                                                                Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                                ------------------          ------------------
                                                                2003          2002          2003          2002
                                                             ----------    ----------    ----------    ----------
                                                                (Dollars in thousands, except per share data)

Interest and dividend income:
   Residential mortgage loans                                $    4,323    $    4,845    $    8,497    $    9,772
   Commercial loans                                               4,830         4,443         9,513         8,731
   Consumer and other loans                                       1,336           959         2,625         1,898
   Mortgage-backed securities                                     1,332         2,348         2,812         4,448
   Investment securities                                            992           821         2,131         1,529
   Overnight investments                                             45            43            84           116
   Federal Home Loan Bank of Boston stock dividends                  67            80           129           142
                                                             ----------    ----------    ----------    ----------
      Total interest and dividend income                         12,925        13,539        25,791        26,636
                                                             ----------    ----------    ----------    ----------
Interest expense:
   NOW accounts                                                     344            86           670           128
   Money market accounts                                             24            31            52            66
   Savings accounts                                               1,066         1,282         2,214         2,499
   Certificate of deposit accounts                                1,520         2,101         3,120         4,390
   Overnight and short-term borrowings                               38            53            89           112
   Federal Home Loan Bank of Boston borrowings                    1,799         1,888         3,561         3,650
   Company-obligated mandatorily redeemable
     capital securities                                             140            81           277           157
                                                             ----------    ----------    ----------    ----------
      Total interest expense                                      4,931         5,522         9,983        11,002
                                                             ----------    ----------    ----------    ----------
      Net interest income                                         7,994         8,017        15,808        15,634
Provision for loan losses                                           400           450           800           850
                                                             ----------    ----------    ----------    ----------
      Net interest income after provision for loan losses         7,594         7,567        15,008        14,784
                                                             ----------    ----------    ----------    ----------
Noninterest income:
   Service charges on deposit accounts                            1,043           912         1,995         1,767
   Commissions on nondeposit investment products                    232           173           406           422
   Income from bank-owned life insurance                            205           142           408           237
   Loan related fees                                                339            82           443           173
   Commissions on loans originated for others                        94            58           203           152
   Gain on sale of mortgage-backed securities                        --            --           104            23
   Gain on sale of investment securities                            279            --           333            --
   Other income                                                     202           151           418           310
                                                             ----------    ----------    ----------    ----------
      Total noninterest income                                    2,394         1,518         4,310         3,084
                                                             ----------    ----------    ----------    ----------
Noninterest expense:
   Salaries and employee benefits                                 3,746         3,207         7,044         6,254
   Occupancy                                                        587           496         1,190           963
   Equipment                                                        377           246           713           495
   Data processing                                                  801           485         1,646           925
   Marketing                                                        298           385           595           681
   Professional services                                            385           416           662           798
   Loan servicing                                                   210           236           438           459
   Other real estate owned expense                                  (14)           16             1             7
   Other expenses                                                   955           759         1,929         1,521
                                                             ----------    ----------    ----------    ----------
      Total noninterest expense                                   7,345         6,246        14,218        12,103
                                                             ----------    ----------    ----------    ----------
      Income before income taxes                                  2,643         2,839         5,100         5,765
Income tax expense                                                  881           930         1,666         1,962
                                                             ----------    ----------    ----------    ----------
      Net income                                             $    1,762    $    1,909    $    3,434    $    3,803
                                                             ==========    ==========    ==========    ==========

Per share data:
   Basic earnings per common share                           $     0.47    $     0.51    $     0.91    $     1.01
   Diluted earnings per common share                         $     0.43    $     0.48    $     0.85    $     0.95

   Average common shares outstanding - basic                  3,787,881     3,751,054     3,783,444     3,749,113
   Average common shares outstanding - diluted                4,053,902     4,012,159     4,036,645     3,995,352



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity




                                                                                       Accumulated
                                                                                          Other
                                                                                         Compre-
                                                             Additional                  hensive
                                                  Common       Paid-in     Retained      Income,
Six months ended June 30,                          Stock       Capital     Earnings        Net         Total
                                                  ------     ----------    --------    -----------     -----
                                                                        (In thousands)

2003
----
Balance at December 31, 2002                      $    38      $40,134      $24,002      $ 2,253      $66,427
   Net income                                          --           --        3,434           --        3,434
   Other comprehensive income,
     net of tax:
      Unrealized gains on
        securities available for sale,
        net of taxes of $305                                                                 567          567

      Realized gains on
        securities available for sale,
        net of taxes of $153                                                                (284)        (284)
                                                                                                      -------
   Comprehensive income                                                                                 3,717

   Exercise of stock options                           --          134           --           --          134
   Exercise of stock warrants                          --          100           --           --          100
   Common stock issued for incentive
     stock award, net                                  --           17           --           --           17
   Dividends on common stock                           --           --       (1,061)          --       (1,061)
                                                  -------      -------      -------      -------      -------
Balance at June 30, 2003                          $    38      $40,385      $26,375      $ 2,536      $69,334
                                                  =======      =======      =======      =======      =======

2002
----
Balance at December 31, 2001                      $    37      $39,826      $18,336      $   898      $59,097
   Net income                                          --           --        3,803           --        3,803
   Other comprehensive income,
     net of tax:
      Unrealized gains on
        securities available for sale,
        net of taxes of $132                                                                 257          257
      Realized gains on securities available
        for sale, net of taxes of $8                                                         (15)         (15)
                                                                                                      -------
   Comprehensive income                                                                                 4,045

   Proceeds from exercise of options                    1          128           --           --          129
   Common stock issued for incentive
     stock award, net                                  --           16           --           --           16
   Dividends on common stock                           --           --         (977)          --         (977)
                                                  -------      -------      -------      -------      -------
Balance at June 30, 2002                          $    38      $39,970      $21,162      $ 1,140      $62,310
                                                  =======      =======      =======      =======      =======



         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows



                                                                          Six Months Ended
                                                                              June 30,
                                                                         ------------------
                                                                         2003          2002
                                                                       --------      --------
                                                                           (In thousands)
Cash flows from operating activities:
   Net income                                                          $  3,434      $  3,803
   Adjustments to reconcile net income to net cash from
     operating activities:
      Depreciation and amortization                                       2,063         1,210
      Provision for loan losses                                             800           850
      Gain on investment securities                                        (333)           --
      Gain on mortgage-backed securities                                   (104)          (23)
      Gain on sale of other real estate owned                               (15)          (29)
      Income from bank-owned life insurance                                (408)         (237)
      Compensation expense from restricted stock grant                       17            16
      (Increase) decrease in:
         Accrued interest receivable                                        497          (256)
         Prepaid expenses and other assets                                 (519)       (2,342)
      Increase (decrease) in:
         Other liabilities                                                1,569           930
      Other, net                                                             21            53
                                                                       --------      --------
            Net cash provided (used) by operating activities              7,022         3,975
                                                                       --------      --------

Cash flows from investing activities:
   Origination of:
      Residential mortgage loans                                        (12,144)       (4,915)
      Commercial loans                                                  (50,002)      (33,845)
      Consumer loans                                                    (28,581)      (12,313)
   Purchase of:
      Investment securities available for sale                          (27,826)      (41,074)
      Mortgage-backed securities available for sale                     (53,834)      (73,017)
      Residential mortgage loans                                       (112,291)      (62,318)
      Federal Home Loan Bank of Boston stock                             (1,251)       (2,015)
   Principal payments on:
      Investment securities available for sale                           32,139        19,006
      Mortgage-backed securities available for sale                      52,325        30,359
      Residential mortgage loans                                         91,519        85,614
      Commercial loans                                                   17,024        13,619
      Consumer loans                                                     17,102         8,949
   Proceeds from sale of investment securities                           14,394            --
   Proceeds from sale of mortgage-backed securities                      25,164         3,766
   Proceeds from sale of other real estate owned                             56           293
   Capital expenditures for premises and equipment                       (3,098)       (1,122)
   Purchase of bank-owned life insurance                                     --       (10,000)
                                                                       --------      --------
            Net cash provided (used) by investing activities            (39,304)      (79,013)
                                                                       --------      --------

Cash flows from financing activities:
   Net increase in deposits                                              21,026        30,776
   Net increase (decrease) in overnight and short-term borrowings       (13,758)        4,970
   Proceeds from long-term borrowings                                    79,750        45,351
   Repayment of long-term borrowings                                    (55,998)       (2,914)
   Proceeds from exercise of stock options and warrants                     234           129
   Dividends on common stock                                             (1,061)         (977)
                                                                       --------      --------
            Net cash provided (used) by financing activities             30,193        77,335
                                                                       --------      --------

   Net increase (decrease) in cash and cash equivalents                  (2,089)        2,297
   Cash and cash equivalents at beginning of period                      42,959        29,174
                                                                       --------      --------
   Cash and cash equivalents at end of period                          $ 40,870      $ 31,471
                                                                       ========      ========

Supplementary Disclosures:
   Cash paid for interest                                              $ 10,150      $ 10,901
   Cash paid for income taxes                                             2,162         2,582
   Non-cash transactions:
      Change in other comprehensive income, net of taxes                    283           242


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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank, BRI Statutory Trusts I, II and III (issuers of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:



                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           ---------------------------    -------------------------
                                                2003        2002              2003         2002
                                               ------      ------            ------       ------

Net income (in thousands):
   As reported                                 $1,762       $1,909           $3,434       $3,803
   Compensation cost, net of taxes (1)            (72)         (40)             (95)         (79)
                                               ------       ------           ------       ------
   Pro forma                                   $1,690       $1,869           $3,339       $3,724
                                               ------       ------           ------       ------

Earnings per common share:
   Basic:
      As reported                              $ 0.47       $ 0.51           $ 0.91       $ 1.01
      Compensation cost, net of taxes (1)       (0.02)       (0.01)           (0.03)       (0.02)
                                               ------       ------           ------       ------
      Pro forma                                $ 0.45       $ 0.50           $ 0.88       $ 0.99
                                               ------       ------           ------       ------
   Diluted:
      As reported                              $ 0.43       $ 0.48           $ 0.85       $ 0.95
      Compensation cost, net of taxes (1)       (0.01)       (0.01)           (0.02)       (0.02)
                                               ------       ------           ------       ------
      Pro forma                                $ 0.42       $ 0.47           $ 0.83       $ 0.93
                                               ------       ------           ------       ------



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

OVERVIEW
--------

      Total assets increased $35.5 million, or 3.5%, to $1.0 billion at June 30, 2003 from December 31, 2002. This increase was centered in the Company's residential, commercial and consumer loan portfolios and was funded by a combination of checking and savings deposit growth, borrowings from the FHLB and decreases in overnight investments, investment securities and mortgage-backed securities ("MBSs"). Since the end of 2002, residential mortgage loans increased $32.5 million, or 10.9%, commercial loans increased $33.1 million, or 11.8%, consumer loans increased $11.3 million, or 12.3%, checking and savings deposits increased $32.7 million, or 6.1%, and FHLB borrowings increased $18.8 million, or 13.0%. Shareholders' equity was $69.3 million at June 30, 2003, and represented 6.6% of total assets.

      In June 2003, the Company through its subsidiary, BRI Statutory Trust III, issued $5.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and can be used to support continued growth of the Company.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs, and stock in the FHLB) totaled $236.3 million, or 22.5% of total assets, at June 30, 2003, compared to $282.7 million, or 27.9% of total assets, at December 31, 2002. All $215.1 million of investment securities and MBSs at June 30, 2003 were classified as available for sale and carried a total of $3.8 million in net unrealized gains at the end of June. The decrease in total investments of $46.5 million, or 16.4%, since the end of last year was utilized to partially fund the growth in the loan portfolios.

      -- Loans. Total loans were $747.5 million, or 71.3% of total assets, at June 30, 2003, compared to $670.7 million, or 66.2% of total assets, at December 31, 2002. The Company concentrated its asset growth during the first half of 2003 in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $33.1 million, or 11.8%, during the first half of 2003. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $6.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Bank also invests in short-term leases. These leases are solely with the U.S. Government and its agencies. All leases are structured to achieve payment in full over the term of the lease and, absent default, are not dependent on residual collateral values.

      The consumer loan portfolio increased $11.3 million, or 12.3%, during the first two quarters of 2003. This growth has been centered in fifteen-year fixed-rate home equity loans with maximum loan-to-values of 85%. In the current interest rate environment, this fifteen-year fixed-rate product provides an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue.

      Despite the continuing low interest rate environment, and the resulting higher level of prepayments, the residential mortgage loan portfolio increased $32.5 million, or 10.9%, during the first half of 2003, as purchases of hybrid ARMS and 15 to 30 year fixed-rate loans ($112.3 million) along with originations ($12.1 million) were greater than repayments ($91.5 million). As long as market interest rates remain low, the Company expects prepayment activity to continue to be above average historical levels. At June 30, 2003, the Bank had commitments to purchase approximately $40 million of hybrid ARMs and $35 million of 30 year fixed-rate loans in the next 60 days.

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

      The following is a breakdown of loans receivable:


                                                   June 30,    December 31,
                                                   --------    ------------
                                                     2003          2002
                                                     ----          ----
                                                      (In thousands)

Residential mortgage loans:
   One- to four-family adjustable rate             $254,153      $277,265
   One- to four-family fixed rate                    74,848        19,310
                                                   --------      --------
      Subtotal                                      329,001       296,575
   Premium on loans acquired                          1,361         1,248
   Net deferred loan origination fees                   (61)          (60)
                                                   --------      --------
      Total residential mortgage loans             $330,301      $297,763
                                                   ========      ========

Commercial loans:
   Commercial real estate - nonowner occupied      $ 77,122      $ 81,242
   Commercial and industrial                         65,847        57,389
   Commercial real estate - owner occupied           68,888        59,249
   Small business                                    28,824        28,750
   Multi-family real estate                          26,234        18,952
   Construction                                      19,751        18,101
   Leases and other                                  27,723        17,613
                                                   --------      --------
      Subtotal                                      314,389       281,296
   Net deferred loan origination fees                  (372)         (329)
                                                   --------      --------
      Total commercial loans                       $314,017      $280,967
                                                   ========      ========

Consumer loans:
   Home equity - term loans                        $ 57,625      $ 47,906
   Home equity - lines of credit                     38,517        37,381
   Automobile                                         2,258         3,409
   Installment                                          709           967
   Savings secured                                      545           602
   Unsecured and other                                2,924         1,063
                                                   --------      --------
      Subtotal                                      102,578        91,328
   Premium on loans acquired                             69           103
   Net deferred loan origination costs                  559           497
                                                   --------      --------
      Total consumer loans                         $103,206      $ 91,928
                                                   ========      ========

      Total loans receivable                       $747,524      $670,658
                                                   ========      ========


      -- Deposits and Borrowings. Total deposits increased by $21.0 million, or 2.8%, during the first half of 2003, from $761.9 million, or 75.2% of total assets, at December 31, 2002, to $782.9 million, or 74.7% of total assets, at June 30, 2003. The slight decrease in the relative percentage of total assets resulted from a portion of the purchased residential mortgage loan packages being funded by FHLB borrowings. In addition, the composition of total deposits changed during 2003. Core deposit accounts (checking and savings) increased $32.7 million, or 6.1%, in the first half of 2003, while certificates of deposit decreased $11.6 million, or 5.2%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At June 30, 2003, core deposit accounts comprised 73.1% of total deposits, compared to 70.9% of total deposits at December 31, 2002.

      The following table sets forth certain information regarding deposits:



                                                      June 30, 2003                     December 31, 2002
                                                         Percent   Weighted                   Percent   Weighted
                                                           of       Average                     of       Average
                                            Amount        Total      Rate        Amount        Total      Rate
                                                                   (Dollars in thousands)

NOW accounts                               $116,628       14.9%      1.14%      $100,476       13.2%      1.37%
Money market accounts                        10,546        1.3%      0.90%        10,660        1.4%      1.00%
Savings accounts                            299,247       38.2%      1.36%       290,981       38.2%      1.70%
Certificate of deposit accounts             210,226       26.9%      2.87%       221,874       29.1%      3.07%
      Total interest bearing deposits       636,647       81.3%      1.81%       623,991       81.9%      2.12%
Noninterest bearing accounts                146,290       18.7%        --        137,920       18.1%        --
      Total deposits                       $782,937      100.0%      1.47%      $761,911      100.0%      1.74%


      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first half of 2003, FHLB borrowings increased $18.8 million, or 13.0%, as the Company sought to take advantage of lower borrowing rates to fund a portion of its asset growth. The proceeds from these new borrowings were primarily reinvested in the Company's residential loan portfolio and allowed the Company to continue to grow its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At June 30, 2003, the Company had nonperforming assets of $4.7 million, which represented 0.45% of total assets. This compares to nonperforming assets of $794,000, or 0.08% of total assets, at December 31, 2002. The growth in nonperforming assets was concentrated in two commercial relationships placed on nonaccrual status aggregating $4.1 million. Total nonperforming assets at June 30, 2003, consisted of nonaccrual residential mortgage loans aggregating $250,000, nonaccrual commercial loans aggregating $4.5 million and nonaccrual consumer loans aggregating $2,000. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. The current level of nonperforming assets remains below peer averages, but as the loan portfolio continues to grow and mature, or if economic conditions worsen or do not improve, management believes it possible that the level of nonperforming assets could increase, as could its level of charged-off loans. Included in nonaccrual loans were $4.2 million, at June 30, 2003, and $224,000, at December 31, 2002, of
impaired loans. Specific reserves against these impaired loans were $426,000 and $-0- at June 30, 2003 and December 31, 2002, respectively.

      Delinquencies. At June 30, 2003, loans with an aggregate balance of $373,000 were 60 to 89 days past due, an increase of $346,000, or 1281.5%, from the $27,000 reported at December 31, 2002. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.



                                                                        June 30,   December 31,
                                                                          2003        2002
                                                                        (Dollars in thousands)

   Loans accounted for on a nonaccrual basis                             $4,745      $ 736
   Loans past due 90 days or more, but still accruing                        --         --
   Impaired loans (not included in nonaccrual loans)                         --         --
      Total nonperforming loans                                           4,745        736
   Other real estate owned                                                   --         58
      Total nonperforming assets                                         $4,745      $ 794

   Delinquent loans 60-89 days past due                                  $  373      $  27

   Nonperforming loans as a percent of total loans                         0.63%      0.11%
   Nonperforming assets as a percent of total assets                       0.45%      0.08%
   Delinquent loans 60-89 days past due as a percent of total loans        0.05%      0.01%



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

      At June 30, 2003, the Company had $9.3 million of assets that were classified as substandard and $465,000 of assets that were classified as doubtful. This compares to $8.4 million of assets that were classified as substandard at December 31, 2002. The Company had no assets that were classified as doubtful at December 31, 2002 and no assets classified as loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2003, included in the assets that were classified as substandard, were $6.8 million of performing loans. This compares to $7.6 million of adversely classified performing loans as of December 31, 2002. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. An increase in nonperforming loans may also lead to an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first half of 2003, the Company made provisions to the allowance for loan losses totaling $800,000 and had $65,000 of net charge-offs, bringing the balance in the allowance to $10.8 million, compared to $10.1 million at December 31, 2002. The allowance, expressed as a percentage of total loans, was 1.45% as of June 30, 2003, compared to 1.51% at the prior year end and stood at 228.3% of nonperforming loans at June 30, 2003, compared to 1371.7% of nonperforming loans at December 31, 2002.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of June 30, 2003, is adequate.

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

Three Months Ended June 30, 2003 and 2002
-----------------------------------------

      -- Overview. The Company reported net income for the second quarter of 2003 of $1.8 million, down $147,000, or 7.7%, from the second quarter of 2002. Diluted earnings per common share were $0.43 for the second quarter of 2003, compared to $0.48 for the second quarter of 2002.

      The Company reported a return on average assets of 0.68% and a return on average equity of 10.36% for the 2003 period, as compared to a return on average assets of 0.83% and a return on average equity of 12.67% for the 2002 period.

      During the second quarter of 2003, the Company completed a significant investment in the future of the Bank by converting its core data processing system to a new service provider. This conversion resulted in approximately $300,000 of start-up charges for the quarter. Increased interest income from continued growth of the Company was offset by pressure on its net interest margin from the current low rate environment. As a result, the increases in noninterest expenses caused the Company's net income to decline from the second quarter of last year.

      -- Net Interest Income. For the quarter ended June 30, 2003, net interest income was $8.0 million, relatively unchanged from the $8.0 million reported for the 2002 period. The growth of the Company's earning assets was almost entirely offset by a decrease in its net interest margin.
Average earnings assets were $95.3 million, or 10.8%, higher and average interest-bearing liabilities were $75.1 million, or 10.0%, higher than the comparable period a year earlier. The net interest margin for the second quarter of 2003 was 3.29% compared to a net interest margin of 3.66% for the 2002 period. The decrease of 37 basis points in the net interest margin was primarily attributable to a significant drop in market interest rates and an increase in prepayment activity of residential mortgage loans and mortgage related investments.

      -- Interest Income. Investments. Total investment income was $2.4 million for the quarter ended June 30, 2003, compared to $3.3 million for the second quarter of 2002. This decrease in total investment income of $856,000, or 26.0%, was primarily attributable to a decrease of $51.9 million, or 27.7%, in the average balance of MBSs, coupled with a decrease of 89 basis points in the overall yield of investments, from the second quarter of 2002. The majority of the Company's investments are comprised of US Agency securities or MBSs with remaining maturities or repricing periods of less than five years. However, in an effort to diversify the portfolio and increase yields, commencing in the fourth quarter of 2002, the Company began investing in corporate debt securities and collateralized mortgage obligations ("CMOs").

      -- Interest Income. Loans. Interest from loans was $10.5 million for the three months ended June 30, 2003, and represented a yield on total loans of 5.79%. This compares to $10.2 million of interest, and a yield of 6.78%, for the second quarter of 2002. Declining market interest rates, coupled with increased prepayment activity, resulted in residential mortgage loan interest decreasing $522,000, or 10.8%, from the second quarter of 2002. Interest from commercial loans increased $387,000, or 8.7%, and consumer and other loan income increased $377,000, or 39.3%, as increased average balances more than offset any decline in average yields. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: residential mortgage loans decreased 116 basis points, to 5.45%; commercial loans decreased 85 basis points, to 6.34%; and consumer and other loans decreased 75 basis points, to 5.23%.
The average balance of the various components of the loan portfolio changed from the second quarter of 2002 as follows: commercial loans increased $57.7 million, or 23.3%, consumer and other loans increased $38.2 million, or 59.4%, and residential mortgage loans increased $24.3 million, or 8.3%,. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, automobile loans, as cash flows dictated.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $591,000, or 10.7%, to $4.9 million for the three months ended June 30, 2003, from $5.5 million paid during the same period in 2002. The decrease in total interest expense was primarily attributable to a decrease in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 56 basis points from 2.96% for the second quarter of 2002 to 2.40% for the second quarter of 2003. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the second quarter of 2002 as follows: money market accounts decreased 40 basis points, to 0.92%, savings accounts decreased 44 basis points, to 1.43%, certificate of deposit accounts decreased 63 basis points, to 2.88%, and borrowings decreased 57 basis points to 4.16%, while NOW accounts increased 59 basis points, to 1.25% (as a result of the introduction of the Asset Manager, a premium rate checking account). Meanwhile, the average balance of interest-bearing liabilities increased $75.2 million, from $747.8 million in the second quarter of 2002 to $823.0 million in the second quarter of 2003, as NOW and savings account growth, along with additional borrowings, were utilized to fund much of the Company's asset growth.

      -- Provision for Loan Losses. The provision for loan losses was $400,000 for the quarter ended June 30, 2003, down $50,000, or 11.1%, from the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." Nonperforming loans decreased slightly during the quarter and actual loan charge-offs were minimal. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income increased $876,000, or 57.7%, to $2.4 million for the second quarter of 2003, from $1.5 million for the 2002 quarter. Continuing sources of noninterest income include service charges, commissions and income from bank-owned life insurance ("BOLI"). Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, rose $131,000, or 14.4%, in response to continued growth in checking and savings accounts. Commissions on nondeposit investment products increased $59,000, or 34.1%, compared to the second quarter of 2002 as consumer interest in investment products rebounded. Income from BOLI increased $63,000, or 44.4%, as the amount invested in BOLI increased since the 2002 period. Noninterest income during the 2003 period included a net gain of $279,000 from the Company's restructure of a portion of its investment portfolio, along with the receipt of loan prepayment penalties aggregating $246,000. The 2002 period did not contain either of these events.

      -- Noninterest Expense. Total noninterest expense for the second quarter of 2003 increased $1.1 million, or 17.6%, to $7.3 million from $6.2 million in 2002. This increase occurred primarily in the following areas:
Salaries and employee benefits (up $539,000, or 16.8%), Occupancy and

Equipment (up $222,000, or 29.9%), Data processing (up $316,000, or 65.2%)
and Other expenses (up $196,000, or 25.8%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the Company made significant investments during the first half of 2003 in the future of the Bank. These investments included the opening of a brand new Operations Center in January 2003 and converting to a new core data processing system in May 2003. The investment in a new core data processing system included approximately $300,000 of start-up costs, such as for setup and training, which were incurred during the second quarter of 2003. Partially offsetting these increases were decreases in Marketing (down $87,000, or 22.6%) and Professional services (down $31,000, or 7.5%), as the 2002 period included a higher level of marketing initiatives and professional fees associated with reviewing alternative data processing systems, which were not present in the 2003 period. As a result of the increased noninterest expenses, the Company's efficiency ratio increased 520 basis points, from 65.51% for the second quarter of 2002, to 70.71% for the second quarter of 2003.

      -- Income Tax Expense. Income tax expense of $881,000 was recorded for the quarter ended June 30, 2003, compared to $930,000 for the 2002 period. This represented total effective tax rates of 33.3% and 32.8%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

Six Months Ended June 30, 2003 and 2002
---------------------------------------

      -- Overview. Net income for the first half of 2003, decreased $369,000, or 9.7%, to $3.4 million, or $0.85 per diluted common share, from $3.8 million, or $0.95 per diluted common share, for the first half of 2002.

      This performance represented a return on average assets of 0.68% and a return on average equity of 10.27% for the 2003 period, as compared to a return on average assets of 0.85% and a return on average equity of 12.71% for the 2002 period.

      During the first half of 2003, the Company made some significant investments in the future of the Bank, including opening a new Operations Center in January, as well as converting to a new core data processing system in May. These investments included start-up charges of approximately $600,000 during the first half of 2003.

      -- Net Interest Income. For the six months ended June 30, 2003, net interest income was $15.8 million, compared to $15.6 million for the first half of 2002. The net interest margin for the first six months of 2003 was 3.31% compared to a net interest margin of 3.64% for the 2002 period. The increase in net interest income of $174,000, or 1.1%, was primarily attributable to the overall growth of the Company. Average earning assets increased $95.1 million, or 11.0%, and average interest-bearing liabilities increased $78.1 million, or 10.6%, over the comparable period a year earlier. The decrease of 33 basis points in the net interest margin was primarily caused by the dramatic drop in market interest rates occurring in 2002, coupled with the asset-sensitive nature of the Company's balance sheet.

      -- Interest Income. Investments. Total investment income was $5.2 million for the six months ended June 30, 2003, compared to $6.2 million for the first half of 2002. This decrease in total investment income of $1.1 million, or 17.3%, was primarily attributable to a $42.8 million, or 24.0%, decrease in the average balance of MBSs, coupled with a 72 basis point decrease in the overall yield on investments, from 4.76% in 2002, to 4.04% in 2003, in response to dramatically lower market interest rates and increased prepayment activity.

      -- Interest Income. Loans. Interest from loans was $20.6 million for the six months ended June 30, 2003, and represented a yield on total loans of 5.88%. This compares to $20.4 million of interest, and a yield of 6.79%, for the first half of 2002. Increased interest income resulting from growth in the average balance of loans of $102.1 million, or 16.9%, was almost entirely offset by a decrease in the average yield of loans of 91 basis points. The decrease in the average yield on loans resulted from the dramatic drop in market interest rates and increased prepayment activity that has occurred over the past year. The average yield on the various components of the loan portfolio changed as follows: residential mortgage loans decreased 108 basis points, to 5.52%; commercial loans decreased 76 basis points, to 6.44%; and consumer and other loans decreased 77 basis
points, to 5.30%.   The average balance of the various components of the
loan portfolio changed as follows: commercial loans increased $53.3 million, or 21.8%, consumer and other loans increased $36.8 million, or 58.4%, and residential mortgage loans increased $11.9 million, or 4.0%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Bank can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $1.0 million, or 9.3%, to $10.0 million for the six months ended June 30, 2003, compared to $11.0 million for the same period during 2002. The decrease in total interest was also primarily attributable to the dramatic drop in market interest rates over the past year and was partially offset by growth in checking and savings deposits, along with the use of borrowings to fund the overall growth of the Company. The overall average cost for interest-bearing liabilities decreased 54 basis points from 3.02% for the first half of 2002, to 2.48% for the first half of 2003. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $78.1 million, or 10.6%, from $734.4 million in 2002, to $812.5 million in 2003. The Company continued to experience strong average balance growth in core deposit accounts, specifically NOW accounts (up $58.1 million, or 121.3%), primarily from growth in the Asset Manager product, and savings accounts (up $27.5 million, or 10.2%). In addition, the Company increased its utilization of FHLB borrowings (up $6.7 million, or 4.6%) and capital trust securities (up $4.9 million, or 154.9%).

      -- Provision for Loan Losses. The provision for loan losses was $800,000 for the six months ended June 30, 2003, compared to $850,000 for the same period last year. The allowance, expressed as a percentage of total loans, was 1.45% as of June 30, 2003, compared to 1.51% at the prior year-end and stood at 228.3% of nonperforming loans at June 30, 2003, compared to 1371.7% of nonperforming loans at December 31, 2002. While total nonperforming loans increased from the end of last year, net charge-offs have only been $65,000 for the six month period ending June 30, 2003. This compares to net charge-offs of $108,000 for the same period last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $1.2 million, or 39.8%, from the first half of 2002, to $4.3 million for the first six months of 2003. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $228,000, or 12.9%, from $1.8 million for the six months ended June 30, 2002, to $2.0 million for the same period in 2003, primarily as a result of continued growth in core deposit accounts. During the 2003 period, the Company also benefited from the receipt of loan prepayment penalties aggregating $246,000 and gains from restructuring a portion of investments aggregating $437,000. Similar events were not present during the first half of 2002.
Additionally, Income from BOLI increased $171,000, or 72.2%, as the Company's investment in BOLI increased from the prior year.

      -- Noninterest Expense. Noninterest expenses for the first half of 2003 increased a total of $2.1 million, or 17.5%, to $14.2 million. This increase occurred primarily as a result of the overall growth of the Company, along with investments in the Bank for a new Operations Center and a new core data processing system, and was centered in the following areas:
Salaries and employee benefits (up $790,000, or 12.6%), Occupancy and Equipment (up $445,000, or 30.5%), Data processing (up $721,000, or 77.9%)
and Other expenses (up $408,000, or 26.8%). Included in these increases were start-up expenses related to the data processing conversion of
approximately $600,000 for the six months ended June 30, 2003.   Partially
offsetting these increases were decreases in: Marketing (down $86,000, or 12.6%) and Professional services (down $136,000, or 17.0%). The Company's efficiency ratio increased to 70.67% for the 2003 period, from 64.66% for the 2002 period.

      -- Income Tax Expense. The Company recorded income tax expense of $1.7 million for the first half of 2003, compared to $2.0 million for the same period during 2002. This represented total effective tax rates of 32.7% and 34.0%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At June 30, 2003, overnight investments, investment securities and MBSs available for sale amounted to $227.3 million, or 21.7% of total assets. This compares to $275.1 million, or 27.2% of total assets at December 31, 2002. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at June 30, 2003 was $69.3 million, as compared to $66.4 million at December 31, 2002. This increase of $2.9 million was primarily the result of net income for the six months of $3.4 million, plus proceeds from issuance of stock of $251,000, less dividends of $1.1 million.

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

      In June 2003, the Company through its subsidiary, BRI Statutory Trust III, issued $5.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and can be used to support continued growth of the Company.

      As of June 30, 2003, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:



                                                                   Minimum  Required    Minimum Required
                                                                      For Capital       To Be Considered
                                                   Actual          Adequacy Purposes   "Well Capitalized"
                                               ----------------    -----------------   ------------------
                                               Amount     Ratio     Amount    Ratio     Amount      Ratio
                                               ------     -----     ------    -----     ------      -----

At June 30, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)            $69,031     6.76%    $30,634    3.00%     $51,057     5.00%
Tier I capital (to risk weighted assets)       69,031     9.91%     27,853    4.00%      41,780     6.00%
Total capital (to risk weighted assets)        77,756    11.17%     55,706    8.00%      69,633    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)            $65,358     6.41%    $30,605    3.00%     $51,009     5.00%
Tier I capital (to risk weighted assets)       65,358     9.39%     27,837    4.00%      41,755     6.00%
Total capital (to risk weighted assets)        74,083    10.65%     55,674    8.00%      69,592    10.00%

At December 31, 2002:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)            $61,408     6.19%    $29,779    3.00%     $49,631     5.00%
Tier I capital (to risk weighted assets)       61,408     9.63%     25,506    4.00%      38,260     6.00%
Total capital (to risk weighted assets)        69,401    10.88%     51,013    8.00%      63,766    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)            $60,097     6.06%    $29,760    3.00%     $49,599     5.00%
Tier I capital (to risk weighted assets)       60,097     9.43%     25,494    4.00%      38,240     6.00%
Total capital (to risk weighted assets)        68,090    10.68%     50,987    8.00%      63,734    10.00%


                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing the vulnerability of its operations to changes in market interest rates. The Company's actions in this regard are taken under the guidance of the Bank's Asset/Liability Committee ("ALCO"). The ALCO manages the Company's interest rate risk position using both income simulation and interest rate sensitivity "gap" analysis. The ALCO has established internal parameters for monitoring the Company's interest rate risk. These guidelines serve as benchmarks for evaluating actions to balance the current position against overall strategic goals. The ALCO monitors current exposures and reports these to the Board of Directors.

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of changes in market interest rates. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over a 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that for each 100 basis points that market interest rates were to shift up or down, estimated net interest income for each of the first two 12-month periods may have a maximum negative variance of 5.0% when compared to a flat interest rate scenario. As of June 30, 2003, net interest income simulation indicated that the Company's exposure to a 200 basis point decline in market interest rates was outside of the 10% tolerance level established for the second 12-month period. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net
interest margin for modeling purposes.   The ALCO reviews the methodology
utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of changes in market interest rates on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2003:



                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                     Dollar      Percent
                                     Change      Change
                                     ------      -------
                                   (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                  $1,439      4.55%
Up 100 basis points                     855      2.70%
Down 100 basis points                  (382)    (1.21%)
Down 200 basis points                (1,044)    (3.30%)

Subsequent Twelve Month Period:

Up 200 basis points                  $2,853      9.15%
Up 100 basis points                   2,375      7.62%
Down 100 basis points                (1,384)    (4.44%)
Down 200 basis points                (4,776)   (15.32%)


      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2003, the Company's one year cumulative gap was a positive $187.7 million, or 17.90% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 39 to 41 of the Company's 2002 Annual Report to Shareholders.


ITEM 4.  Controls and Procedures

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      At the Annual Meeting of Shareholders, held May 21, 2003, holders of Common Stock elected the Board's nominees to the Board of Directors and ratified the appointment of independent public accountants.

      The vote for Class I director nominees with terms expiring in 2006 was:

                                       FOR        WITHHELD
         Karen Adams                3,554,130      31,551
         Meredith A. Curren         3,576,330       9,351
         Bogdan Nowak               3,578,530       7,151
         Cheryl W. Snead            3,574,130      11,551
         John A. Yena               3,559,030      26,651

      The vote for Class II director nominee with a term expiring in 2004 was:

                                       FOR        WITHHELD
         Pablo Rodriguez, M.D.      3,552,430      33,251


      The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

                             FOR       AGAINST      ABSTAIN
                          3,524,830     8,200        2,860

ITEM 5.  OTHER INFORMATION

      No information to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.10(a)   Amendment No. 1 to Bank Rhode Island 2002
                       Supplemental Executive Retirement Plan.

            31.1       Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2       Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated April 15, 2003, announcing the Company's first quarter consolidated earnings.

                         BANCORP RHODE ISLAND, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Bancorp Rhode Island, Inc.



August 5, 2003                            /s/  Merrill W. Sherman
--------------                            -----------------------
    (Date)                                Merrill W. Sherman
                                          President and
                                          Chief Executive Officer



August 5, 2003                            /s/  Albert R. Rietheimer
--------------                            -------------------------
    (Date)                                Albert R. Rietheimer
                                          Chief Financial Officer
                                          and Treasurer