Form 10-Q
period 2003-09-30
BANCORP RHODE ISLAND INC
filed 2003-11-12
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                   For quarter ended:  September 30, 2003


                       Commission File No.  001-16101


                         BANCORP RHODE ISLAND, INC.
  --------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

            RHODE ISLAND                             05-0509802
  ---------------------------------              -------------------
    (State or Other Jurisdiction                    (IRS Employer
  of Incorporation or Organization)              Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
  --------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 456-5000
  --------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not Applicable
  --------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)



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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 10, 2003:
                               -----------------

   Common Stock - Par Value $0.01                 3,885,190 shares
   ------------------------------                 ----------------
               (class)                              (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                    PAGE NUMBER
                                                                    -----------

        Cover Page                                                       1

        Index                                                            2

                       PART  I - FINANCIAL INFORMATION

Item 1  Financial Statements

          Consolidated Balance Sheets                                    3

          Consolidated Statements of Operations                          4

          Consolidated Statements of Changes in
           Shareholders' Equity                                          5

          Consolidated Statements of Cash Flows                          6

          Notes to Consolidated Financial Statements                   7 - 8

Item 2  Management's Discussion and Analysis                           9 - 21

Item 3  Quantitative and Qualitative Disclosures About Market Risk    22 - 23

Item 4  Controls and Procedures                                         23

                         PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                               24

Item 2  Changes in Securities                                           24

Item 3  Defaults upon Senior Securities                                 24

Item 4  Submission of Matters to a Vote of  Security Holders            24

Item 5  Other Information                                               24

Item 6  Exhibits and Reports on Form 8-K                                24

        Signature Page                                                  25

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                                  -------------     ------------
                                                                                      (Dollars in thousands)

ASSETS:
Cash and due from banks                                                            $   22,919        $   25,336
Overnight investments                                                                  37,842            17,623
                                                                                   ----------        ----------
      Total cash and cash equivalents                                                  60,761            42,959
Investment securities available for sale (amortized cost of $77,103 and
 $99,803 at September 30, 2003 and December 31, 2002, respectively)                    78,658           101,329
Mortgage-backed securities available for sale (amortized cost of $102,728 and
 $154,225 at September 30, 2003 and December 31, 2002, respectively)                  102,875           156,114
Stock in Federal Home Loan Bank of Boston                                               8,934             7,683
Loans receivable:
  Commercial loans                                                                    318,222           280,967
  Residential mortgage loans                                                          366,580           297,763
  Consumer and other loans                                                            104,734            91,928
                                                                                   ----------        ----------
      Total loans                                                                     789,536           670,658
  Less allowance for loan losses                                                      (10,808)          (10,096)
                                                                                   ----------        ----------
      Net loans                                                                       778,728           660,562
Premises and equipment, net                                                            12,287             9,702
Other real estate owned                                                                    --                58
Goodwill                                                                               10,766            10,766
Accrued interest receivable                                                             5,626             6,183
Investment in bank-owned life insurance                                                15,347            14,768
Prepaid expenses and other assets                                                       3,782             2,753
                                                                                   ----------        ----------
      Total assets                                                                 $1,077,764        $1,012,877
                                                                                   ==========        ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                                                          $  153,329        $  137,920
  NOW accounts                                                                        123,519           100,476
  Money market accounts                                                                13,157            10,660
  Savings accounts                                                                    309,274           290,981
  Certificate of deposit accounts                                                     201,133           221,874
                                                                                   ----------        ----------
      Total deposits                                                                  800,412           761,911
Overnight and short-term borrowings                                                    12,693            27,364
Federal Home Loan Bank of Boston borrowings                                           176,732           143,941
Company-obligated mandatorily redeemable capital securities                            13,000             8,000
Other liabilities                                                                       4,905             5,234
                                                                                   ----------        ----------
      Total liabilities                                                             1,007,742           946,450
                                                                                   ----------        ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
  Issued and outstanding:  none                                                            --                --
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
  Voting:  Issued and outstanding 3,885,080 shares in 2003 and
           3,777,450 in 2002                                                               39                38
Additional paid-in capital                                                             41,237            40,134
Retained earnings                                                                      27,623            24,002
Accumulated other comprehensive income, net                                             1,123             2,253
                                                                                   ----------        ----------
      Total shareholders' equity                                                       70,022            66,427
                                                                                   ----------        ----------
      Total liabilities and shareholders' equity                                   $1,077,764        $1,012,877
                                                                                   ==========        ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                  -----------------------     -----------------------
                                                                    2003          2002          2003          2002
                                                                    ----          ----          ----          ----
                                                                     (Dollars in thousands, except per share data)

Interest and dividend income:
  Commercial loans                                                $   4,975     $   4,833     $  14,488     $  13,564
  Residential mortgage loans                                          4,444         4,555        12,941        14,327
  Consumer and other loans                                            1,284           988         3,909         2,886
  Mortgage-backed securities                                            973         2,188         3,785         6,636
  Investment securities                                                 854           863         2,985         2,392
  Overnight investments                                                  59            82           143           198
  Federal Home Loan Bank of Boston stock dividends                       69            68           198           210
                                                                  ---------     ---------     ---------     ---------
      Total interest and dividend income                             12,658        13,577        38,449        40,213
                                                                  ---------     ---------     ---------     ---------
Interest expense:
  NOW accounts                                                          333           240         1,003           368
  Money market accounts                                                  27            36            79           102
  Savings accounts                                                      922         1,286         3,136         3,785
  Certificate of deposit accounts                                     1,458         1,975         4,578         6,365
  Overnight and short-term borrowings                                    20           114           109           226
  Federal Home Loan Bank of Boston borrowings                         1,803         1,880         5,364         5,530
  Company-obligated mandatorily redeemable capital securities           203           145           480           302
                                                                  ---------     ---------     ---------     ---------
      Total interest expense                                          4,766         5,676        14,749        16,678
                                                                  ---------     ---------     ---------     ---------
      Net interest income                                             7,892         7,901        23,700        23,535
Provision for loan losses                                               400           575         1,200         1,425
                                                                  ---------     ---------     ---------     ---------
      Net interest income after provision for loan losses             7,492         7,326        22,500        22,110
                                                                  ---------     ---------     ---------     ---------
Noninterest income:
  Service charges on deposit accounts                                   957           993         2,952         2,760
  Commissions on nondeposit investment products                         220           349           626           771
  Income from bank-owned life insurance                                 171           143           579           380
  Loan related fees                                                     127            78           570           251
  Commissions on loans originated for others                            128            78           331           230
  Gain on sale of mortgage-backed securities                             --            --           104            23
  Gain on sale of investment securities                                 348            --           681            --
  Other income                                                          283           155           701           465
                                                                  ---------     ---------     ---------     ---------
      Total noninterest income                                        2,234         1,796         6,544         4,880
                                                                  ---------     ---------     ---------     ---------
Noninterest expense:
  Salaries and employee benefits                                      3,697         3,376        10,741         9,630
  Occupancy                                                             595           485         1,785         1,448
  Equipment                                                             389           288         1,102           783
  Data processing                                                       599           500         2,245         1,425
  Marketing                                                             235           215           830           896
  Professional services                                                 289           330           951         1,128
  Loan servicing                                                        270           216           708           675
  Other real estate owned expense                                        33            (3)           34             4
  Other expenses                                                        930           827         2,859         2,348
                                                                  ---------     ---------     ---------     ---------
      Total noninterest expense                                       7,037         6,234        21,255        18,337
                                                                  ---------     ---------     ---------     ---------
      Income before income taxes                                      2,689         2,888         7,789         8,653
Income tax expense                                                      904           957         2,570         2,919
                                                                  ---------     ---------     ---------     ---------
      Net income                                                  $   1,785     $   1,931     $   5,219     $   5,734
                                                                  =========     =========     =========     =========

Per share data:
  Basic earnings per common share                                 $    0.47     $    0.51     $    1.37     $    1.53
  Diluted earnings per common share                               $    0.44     $    0.48     $    1.29     $    1.44

  Average common shares outstanding - basic                       3,830,461     3,765,585     3,799,116     3,754,604
  Average common shares outstanding - diluted                     4,084,174     3,988,321     4,052,699     3,993,256

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                                      Accumulated
                                                                                         Other
                                                                                        Compre-
                                                          Additional                    hensive
                                               Common      Paid-in       Retained       Income,
Nine months ended September 30,                Stock       Capital       Earnings         Net          Total
                                               ------     ----------     --------     -----------      -----
                                                                     (In thousands)

2003
----
Balance at December 31, 2002                    $38        $40,134       $24,002        $2,253        $66,427
  Net income                                     --             --         5,219            --          5,219
  Other comprehensive income,
   net of tax:
    Unrealized gains on
     securities available for sale,
     net of taxes of $315                                                                 (612)          (612)
    Realized gains on
     securities available for sale,
     net of taxes of $267                                                                 (518)          (518)
                                                                                                      -------
  Comprehensive income                                                                                  4,089

  Exercise of stock options                      --            415            --            --            415
  Exercise of stock warrants                      1            662            --            --            663
  Common stock issued for incentive
   stock award, net                              --             26            --            --             26
  Dividends on common stock                      --             --        (1,598)           --         (1,598)
                                                ---        -------       -------        ------        -------
Balance at September 30, 2003                   $39        $41,237       $27,623        $1,123        $70,022
                                                ===        =======       =======        ======        =======

2002
----
Balance at December 31, 2001                    $37        $39,826       $18,336        $  898        $59,097
  Net income                                     --             --         5,734            --          5,734
  Other comprehensive income,
   net of tax:
    Unrealized gains on
     securities available for sale,
     net of taxes of $650                                                                1,262          1,262
    Realized gains on securities available
     for sale, net of taxes of $8                                                          (15)           (15)
                                                                                                      -------
  Comprehensive income                                                                                  6,981

  Proceeds from exercise of options               1            263            --            --            264
  Common stock issued for incentive
   stock award, net                              --             24            --            --             24
  Dividends on common stock                      --             --        (1,467)           --         (1,467)
                                                ---        -------       -------        ------        -------
Balance at September 30, 2002                   $38        $40,113       $22,603        $2,145        $64,899
                                                ===        =======       =======        ======        =======

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                   2003          2002
                                                                                   ----          ----
                                                                                     (In thousands)

Cash flows from operating activities:
  Net income                                                                     $   5,219     $   5,734
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                    3,512         1,943
    Provision for loan losses                                                        1,200         1,425
    Gain on investment securities                                                     (681)           --
    Gain on mortgage-backed securities                                                (104)          (23)
    Gain on sale of other real estate owned                                            (15)          (29)
    Income from bank-owned life insurance                                             (579)         (380)
    Compensation expense from restricted stock grant                                    26            24
    (Increase) decrease in:
      Accrued interest receivable                                                      557          (291)
      Prepaid expenses and other assets                                               (447)       (2,674)
    Increase (decrease) in:
      Other liabilities                                                               (329)          612
    Other, net                                                                          75            79
                                                                                 ---------     ---------
        Net cash provided (used) by operating activities                             8,434         6,420
                                                                                 ---------     ---------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                                     (22,645)       (6,842)
    Commercial loans                                                               (72,065)      (70,467)
    Consumer loans                                                                 (41,719)      (29,849)
  Purchase of:
    Investment securities available for sale                                       (53,844)      (54,210)
    Mortgage-backed securities available for sale                                  (62,812)      (78,065)
    Residential mortgage loans                                                    (217,473)     (102,143)
    Federal Home Loan Bank of Boston stock                                          (1,251)       (2,015)
  Principal payments on:
    Investment securities available for sale                                        54,085        31,006
    Mortgage-backed securities available for sale                                   88,269        44,480
    Residential mortgage loans                                                     170,479       132,958
    Commercial loans                                                                34,507        31,812
    Consumer loans                                                                  28,618        15,640
  Proceeds from sale of investment securities                                       22,788            --
  Proceeds from sale of mortgage-backed securities                                  25,164         3,766
  Proceeds from sale of other real estate owned                                         56           293
  Capital expenditures for premises and equipment                                   (3,890)       (2,028)
  Purchase of bank-owned life insurance                                                 --       (10,000)
                                                                                 ---------     ---------
        Net cash provided (used) by investing activities                           (51,733)      (95,664)
                                                                                 ---------     ---------

Cash flows from financing activities:
  Net increase in deposits                                                          38,501        60,604
  Net increase (decrease) in overnight and short-term borrowings                   (14,671)       20,002
  Proceeds from long-term borrowings                                                99,750        45,351
  Repayment of long-term borrowings                                                (61,959)       (8,838)
  Proceeds from exercise of stock options and warrants                               1,078           264
  Dividends on common stock                                                         (1,598)       (1,467)
                                                                                 ---------     ---------
        Net cash provided (used) by financing activities                            61,101       115,916
                                                                                 ---------     ---------
  Net increase (decrease) in cash and cash equivalents                              17,802        26,672
  Cash and cash equivalents at beginning of period                                  42,959        29,174
                                                                                 ---------     ---------
  Cash and cash equivalents at end of period                                     $  60,761     $  55,846
                                                                                 =========     =========

Supplementary Disclosures:
  Cash paid for interest                                                         $  15,026     $  17,174
  Cash paid for income taxes                                                         2,367         3,589
  Non-cash transactions:
    Change in other comprehensive income, net of taxes                              (1,130)        1,247

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, the Bank, BRI Statutory Trusts I, II and III (issuers of trust preferred securities), and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company), BRI Community Investment Corp. (a community development entity) and Acorn Insurance Agency, Inc. (a licensed insurance agency). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2)  Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our Board of Directors. As discussed in our 2002 Annual Report on Form 10-K, we have identified the allowance for loan losses and review of goodwill for impairment as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

(3)  Earnings Per Share

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

(4)  Recent Accounting Developments

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

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                            ------------------     -----------------
                                             2003       2002        2003       2002
                                             ----       ----        ----       ----

Net income (in thousands):
  As reported                               $1,785     $1,931      $5,219     $5,734
  Compensation cost, net of taxes (1)          (47)       (40)       (142)      (119)
                                            ------     ------      ------     ------
  Pro forma                                 $1,738     $1,891      $5,077     $5,615
                                            ======     ======      ======     ======

Earnings per common share:
  Basic:
    As reported                             $ 0.47     $ 0.51      $ 1.37     $ 1.53
    Compensation cost, net of taxes (1)      (0.01)     (0.01)      (0.04)     (0.03)
                                            ------     ------      ------     ------
    Pro forma                               $ 0.46     $ 0.50      $ 1.33     $ 1.50
                                            ======     ======      ======     ======
  Diluted:
    As reported                             $ 0.44     $ 0.48      $ 1.29     $ 1.44
    Compensation cost, net of taxes (1)      (0.01)     (0.01)      (0.04)     (0.03)
                                            ------     ------      ------     ------
    Pro forma                               $ 0.43     $ 0.47      $ 1.25     $ 1.41
                                            ======     ======      ======     ======

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

OVERVIEW
--------

      Total assets increased $64.9 million, or 6.4%, to $1.1 billion at September 30, 2003 from December 31, 2002. This increase was centered in the Company's residential, commercial and consumer loan portfolios and was funded by a combination of checking and savings deposit growth, and borrowings from the FHLB. In addition, decreases in investment securities and mortgage-backed securities ("MBSs") also funded some of the loan growth.
Since the end of 2002, residential mortgage loans increased $68.8 million, or 23.1%, commercial loans increased $37.3 million, or 13.3%, consumer loans increased $12.8 million, or 13.9%, checking and savings deposits increased $59.2 million, or 11.0%, and FHLB borrowings increased $32.8 million, or 22.8%. Shareholders' equity was $70.0 million at September 30, 2003, and represented 6.5% of total assets, compared to $66.4 million at December 31, 2002.

      In June 2003, the Company through its subsidiary, BRI Statutory Trust III, issued $5.0 million of trust preferred securities. These securities qualify as Tier I capital for regulatory purposes and can be used to support continued growth of the Company.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, MBSs, and stock in the FHLB) totaled $228.3 million, or 21.2% of total assets, at September 30, 2003, compared to $282.7 million, or 27.9% of total assets, at December 31, 2002. All $181.5 million of investment securities and MBSs at September 30, 2003 were classified as available for sale and carried a total of $1.7 million in net unrealized gains at the end of September. The decrease in total investments of $54.4 million, or 19.2%, since the end of last year was utilized to partially fund the growth in the loan portfolios.

      -- Loans. Total loans were $789.5 million, or 73.3% of total assets, at September 30, 2003, compared to $670.7 million, or 66.2% of total assets, at December 31, 2002. The Company concentrated its asset growth during the first nine months of 2003 in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $37.3 million, or 13.3%, during the first nine months of 2003. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $6.0 million or less in loan commitments). The Bank is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Bank also invests in short-term leases. These leases are solely with the U.S. Government and its agencies. All leases are structured to achieve payment in full over the term of the lease and, absent default, are not dependent on residual collateral values.

      The consumer loan portfolio increased $12.8 million, or 13.9%, during the first three quarters of 2003. This growth has been centered in fifteen-year fixed-rate home equity loans with maximum loan-to-values of 85%. In the current interest rate environment, this fifteen-year fixed-rate product provides an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue.

      Despite the continuing low interest rate environment, and the resulting higher level of prepayments, the residential mortgage loan portfolio increased $68.8 million, or 23.1%, during the first three quarters of 2003, as purchases of adjustable and fixed-rate loans ($217.5 million) along with originations ($22.6 million) were greater than repayments ($170.5 million). As long as market interest rates remain low, the Company expects prepayment activity to continue to be above average historical levels. At September 30, 2003, the Bank had commitments to purchase approximately $7 million of hybrid ARMs and $30 million of 30 year fixed-rate loans in the next 60 days.

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

      The following is a breakdown of loans receivable:


                                                 September 30,     December 31,
                                                     2003              2002
                                                 -------------     ------------
                                                         (In thousands)

Residential mortgage loans:
  One- to four-family adjustable rate              $260,716          $277,265
  One- to four-family fixed rate                    103,599            19,310
                                                   --------          --------
    Subtotal                                        364,315           296,575
  Premium on loans acquired                           2,343             1,248
  Net deferred loan origination fees                    (78)              (60)
                                                   --------          --------
    Total residential mortgage loans               $366,580          $297,763
                                                   ========          ========

Commercial loans:
  Commercial real estate - nonowner occupied       $ 77,914          $ 81,242
  Commercial real estate - owner occupied            69,705            59,249
  Commercial and industrial                          62,129            57,389
  Small business                                     29,757            28,750
  Multi-family real estate                           27,931            18,952
  Construction                                       26,766            18,101
  Leases and other                                   24,438            17,613
                                                   --------          --------
    Subtotal                                        318,640           281,296
  Net deferred loan origination fees                   (418)             (329)
                                                   --------          --------
    Total commercial loans                         $318,222          $280,967
                                                   ========          ========

Consumer loans:
  Home equity - term loans                         $ 61,521          $ 47,906
  Home equity - lines of credit                      38,191            37,381
  Automobile                                          1,809             3,409
  Installment                                           661               967
  Savings secured                                       511               602
  Unsecured and other                                 1,408             1,063
                                                   --------          --------
    Subtotal                                        104,101            91,328
  Premium on loans acquired                              55               103
  Net deferred loan origination costs                   578               497
                                                   --------          --------
    Total consumer loans                           $104,734          $ 91,928
                                                   ========          ========

    Total loans receivable                         $789,536          $670,658
                                                   ========          ========

      -- Deposits and Borrowings. Total deposits increased by $38.5 million, or 5.1%, during the first nine months of 2003, from $761.9 million, or 75.2% of total assets, at December 31, 2002, to $800.4 million, or 74.3% of total assets, at September 30, 2003. The slight decrease in the relative percentage of total assets resulted from a portion of the purchased residential mortgage loan packages being funded by FHLB borrowings. In addition, the composition of total deposits changed during 2003. Core deposit accounts (checking and savings) increased $59.2 million, or 11.0%, in the first three quarters of 2003, while certificates of deposit decreased $20.7 million, or 9.3%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth. The decline in certificates of deposits also reflects customer movement away from extended term deposits in response to the current low interest rate environment. At September 30, 2003, core deposit accounts comprised 74.9% of total deposits, compared to 70.9% of total deposits at December 31, 2002.

      The following table sets forth certain information regarding deposits:


                                             September 30, 2003                     December 31, 2002
                                      ---------------------------------     ---------------------------------
                                                   Percent     Weighted                  Percent     Weighted
                                                     of        Average                     of        Average
                                       Amount       Total        Rate        Amount       Total        Rate
                                       ------      -------     --------      ------      -------     --------
                                                            (Dollars in thousands)

NOW accounts                          $123,519      15.4%       1.10%       $100,476      13.2%       1.37%
Money market accounts                   13,157       1.7%       1.00%         10,660       1.4%       1.00%
Savings accounts                       309,274      38.6%       1.18%        290,981      38.2%       1.70%
Certificate of deposit accounts        201,133      25.1%       2.71%        221,874      29.1%       3.07%
                                      --------     -----                    --------     -----
  Total interest bearing deposits      647,083      80.8%       1.64%        623,991      81.9%       2.12%
Noninterest bearing accounts           153,329      19.2%         --         137,920      18.1%         --
                                      --------     -----                    --------     -----
  Total deposits                      $800,412     100.0%       1.32%       $761,911     100.0%       1.74%
                                      ========     =====        ====        ========     =====        ====

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. During the first nine months of 2003, FHLB borrowings increased $32.8 million, or 22.8%, as the Company sought to take advantage of lower borrowing rates to fund a portion of its asset growth. The proceeds from these new borrowings were primarily reinvested in the Company's residential loan portfolio and allowed the Company to continue to grow its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At September 30, 2003, the Company had nonperforming assets of $3.6 million, which represented 0.34% of total assets. This compares to nonperforming assets of $794,000, or 0.08% of total assets, at December 31, 2002. The growth in nonperforming assets was concentrated in two commercial relationships placed on nonaccrual status earlier in 2003 aggregating

$3.2 million. Total nonperforming assets at September 30, 2003, consisted of nonaccrual residential mortgage loans aggregating $319,000 and nonaccrual commercial loans aggregating $3.3 million. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. The current level of nonperforming assets remains below peer averages, but as the loan portfolio continues to grow and mature, or if economic conditions worsen or do not improve, management believes it possible that the level of nonperforming assets could increase, as could its level of charged-off loans. Included in nonaccrual loans were $3.2 million, at September 30, 2003, and $224,000, at December 31, 2002, of impaired loans. There were no specific reserves against impaired loans at either September 30, 2003 and December 31, 2002.

      Delinquencies. At September 30, 2003, loans with an aggregate balance of $258,000 were 60 to 89 days past due, an increase of $231,000, or 855.6%, from the $27,000 reported at December 31, 2002. The majority of these loans at both dates were residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                    September 30,    December 31,
                                                                         2003            2002
                                                                    -------------    ------------
                                                                        (Dollars in thousands)

Loans accounted for on a nonaccrual basis                              $3,647           $ 736
Loans past due 90 days or more, but still accruing                         --              --
Impaired loans (not included in nonaccrual loans)                          --              --
                                                                       ------           -----
      Total nonperforming loans                                         3,647             736
Other real estate owned                                                    --              58
                                                                       ------           -----
      Total nonperforming assets                                       $3,647           $ 794
                                                                       ======           =====

Delinquent loans 60-89 days past due                                   $  258           $  27

Nonperforming loans as a percent of total loans                          0.46%           0.11%
Nonperforming assets as a percent of total assets                        0.34%           0.08%
Delinquent loans 60-89 days past due as a percent of total loans         0.03%           0.01%

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

      At September 30, 2003, the Company had $8.2 million of assets that were classified as substandard and $82,000 of assets that were classified as doubtful. This compares to $8.4 million of assets that were classified as substandard at December 31, 2002. The Company had no assets that were classified as doubtful at December 31, 2002 and no assets classified as loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2003, included in the assets that were classified as substandard, were $4.5 million of performing loans. This compares to $7.6 million of adversely classified performing loans as of December 31, 2002. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. An increase in nonperforming loans may also lead to an increase in the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first nine months of 2003, the Company made provisions to the allowance for loan losses totaling $1.2 million and had $488,000 of net charge-offs, bringing the balance in the allowance to $10.8 million, compared to $10.1 million at December 31, 2002. The allowance, expressed as a percentage of total loans, was 1.37% as of September 30, 2003, compared to 1.51% at the prior year end and stood at 296.4% of nonperforming loans at September 30, 2003, compared to 1371.7% of nonperforming loans at December 31, 2002.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of September 30, 2003, is adequate.

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

Three Months Ended September 30, 2003 and 2002
----------------------------------------------

      -- Overview. The Company reported net income for the third quarter of 2003 of $1.8 million, down $146,000, or 7.6%, from the third quarter of 2002. Diluted earnings per common share were $0.44 for the third quarter of 2003, compared to $0.48 for the third quarter of 2002.

      The Company reported a return on average assets of 0.67% and a return on average equity of 10.17% for the 2003 period, as compared to a return on average assets of 0.80% and a return on average equity of 12.75% for the 2002 period.

      During late 2002 and early 2003, the Company made significant investments in the future of the Bank to support its continued growth.
These investments have caused an increase in operating expenses for the the Company. Increased interest income from continued growth of the Company was offset by pressure on its net interest margin from the current low rate environment and high rates of loan prepayments. As a result, the increases in noninterest expenses caused the Company's net income to decline from the third quarter of last year.

      -- Net Interest Income. For the quarter ended September 30, 2003, net interest income was $7.9 million, relatively unchanged from the $7.9 million reported for the 2002 period. The growth of the Company's earning assets was entirely offset by a decrease in its net interest margin. Average earnings assets were $85.3 million, or 9.3%, higher and average interest-bearing liabilities were $65.1 million, or 8.4%, higher than the comparable period a year earlier. The net interest margin for the third quarter of 2003 was 3.13% compared to a net interest margin of 3.42% for the 2002 period. The decrease of 29 basis points in the net interest margin was primarily attributable to a significant drop in market interest rates and an increase in prepayment activity of residential mortgage loans and mortgage related investments.

      -- Interest Income. Investments. Total investment income was $2.0 million for the quarter ended September 30, 2003, compared to $3.2 million for the third quarter of 2002. This decrease in total investment income of $1.2 million, or 38.9%, was primarily attributable to a decrease of $68.3 million, or 37.0%, in the average balance of MBSs, coupled with a decrease of 140 basis points in the overall yield of MBSs, from the third quarter of 2002. The majority of the Company's investments are comprised of US Agency securities or MBSs with remaining maturities or repricing periods of less than five years. However, in an effort to diversify the portfolio and increase yields, commencing in the fourth quarter of 2002, the Company began investing in corporate debt securities and collateralized mortgage obligations ("CMOs").

      -- Interest Income. Loans. Interest from loans was $10.7 million for the three months ended September 30, 2003, and represented a yield on total loans of 5.52%. This compares to $10.4 million of interest, and a yield of 6.56%, for the third quarter of 2002. Declining market interest rates, coupled with increased prepayment activity, resulted in residential mortgage loan interest decreasing $111,000, or 2.4%, from the third quarter of 2002 despite the average balance of residential mortgage loans increasing $61.1 million, or 21.0%. Interest from commercial loans increased $142,000, or 2.9%, and consumer and other loan income increased $296,000, or 30.0%, as increased average balances more than offset any decline in average yields. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: residential mortgage loans decreased 121 basis points, to 5.05%; commercial loans decreased 86 basis points, to 6.21%; and consumer and other loans decreased 84 basis points, to 4.96%. The average balance of the various components of the loan portfolio changed from the third quarter of

2002 as follows: commercial loans increased $46.7 million, or 17.2%, consumer and other loans increased $35.1 million, or 52.0%, and, as previously mentioned, residential mortgage loans increased $61.1 million, or 21.0%. Since its inception, the Bank has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, automobile loans, as cash flows dictated. More recently, the Bank has increased its residential mortgage loan origination capacity in response to strong demand for this product.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $910,000, or 16.0%, to $4.8 million for the three months ended September 30, 2003, from $5.7 million paid during the same period in 2002. The decrease in total interest expense was primarily attributable to a decrease in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 65 basis points from 2.90% for the third quarter of 2002 to 2.25% for the third quarter of 2003. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the third quarter of 2002 as follows: NOW accounts decreased 23 basis points, to 1.10%, money market accounts decreased 37 basis points, to 0.98%, savings accounts decreased 67 basis points, to 1.20%, certificate of deposit accounts decreased 54 basis points, to 2.79%, and borrowings decreased 49 basis points to 4.07%. Meanwhile, the average balance of interest-bearing liabilities increased $65.1 million, or 8.4%, from $776.6 million in the third quarter of 2002 to $841.7 million in the third quarter of 2003, as NOW and savings account growth, along with additional borrowings, were utilized to fund much of the Company's asset growth.

      -- Provision for Loan Losses. The provision for loan losses was $400,000 for the quarter ended September 30, 2003, down $175,000, or 30.4%, from the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." Nonperforming loans and adversely classified loans each decreased $1.1 million during the third quarter. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income increased $438,000, or 24.4%, to $2.2 million for the third quarter of 2003, from $1.8 million for the 2002 quarter. Continuing sources of noninterest income include service charges, commissions and income from bank-owned life insurance ("BOLI"). Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, decreased $36,000, or 3.6%, in response to lower rates on debit card transactions. Commissions on nondeposit investment products decreased $129,000, or 37.0%, compared to the third quarter of 2002 as the number of nondeposit sales is closely tied to periodic marketing campaigns which did not occur during the third quarter of 2003. Income from BOLI increased $28,000, or 19.6%, as the amount invested in BOLI increased since the 2002 period. Noninterest income during the 2003 period included a net gain of $348,000 from the Company's restructure of a portion of its investment portfolio, along with the receipt of loan prepayment penalties aggregating approximately $40,000. The 2002 period did not contain either of these events.

      -- Noninterest Expense. Total noninterest expense for the third quarter of 2003 increased $803,000, or 12.9%, to $7.0 million from $6.2 million in 2002. This increase occurred primarily in the following areas:
Salaries and employee benefits (up $321,000, or 9.5%), Occupancy and Equipment (up $211,000, or 27.3%), Data processing (up $99,000, or 19.8%),
Loan servicing (up $54,000, or 25.0%) and Other expenses (up $103,000, or 12.5%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the Company made significant investments during the first half of 2003 in the future of the Bank which have resulted in additional operating expenses in the current quarter. These investments included the opening of a new Operations Center in January 2003 and converting to a new core data processing system in May 2003. Partially offsetting these increases was a decrease in Professional services (down $41,000, or 12.4%), as the 2002 period included a higher level of professional fees associated with reviewing alternative data processing systems, which were not present in the 2003 period. As a result of the increased noninterest expenses, the Company's efficiency ratio increased 520 basis points, from 64.29% for the third quarter of 2002, to 69.49% for the third quarter of 2003.

      -- Income Tax Expense. Income tax expense of $904,000 was recorded for the quarter ended September 30, 2003, compared to $957,000 for the 2002 period. This represented total effective tax rates of 33.6% and 33.1%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

Nine Months Ended September 30, 2003 and 2002
---------------------------------------------

      -- Overview. Net income for the first nine months of 2003, decreased $515,000, or 9.0%, to $5.2 million, or $1.29 per diluted common share, from $5.7 million, or $1.44 per diluted common share, for the first nine months of 2002.

      This performance represented a return on average assets of 0.68% and a return on average equity of 10.24% for the 2003 period, as compared to a return on average assets of 0.83% and a return on average equity of 12.77% for the 2002 period.

      During the 2003 period, the Company made some significant investments in the future of the Bank, including opening a new Operations Center in January, as well as converting to a new core data processing system in May. These investments included start-up charges of approximately $600,000 during the 2003 period.

      -- Net Interest Income. For the nine months ended September 30, 2003, net interest income was $23.7 million, compared to $23.5 million for the first nine months of 2002. The net interest margin for the 2003 period was 3.26% compared to a net interest margin of 3.57% for the 2002 period. The increase in net interest income of $165,000, or 0.7%, was attributable to the overall growth of the Company offset by the decrease in the net interest margin. Average earning assets increased $90.5 million, or 10.2%, and average interest-bearing liabilities increased $73.8 million, or 9.9%, over the comparable period a year earlier. The decrease of 31 basis points in the net interest margin was primarily caused by a drop in market interest rates, coupled with higher prepayment activity in residential mortgage loans and MBSs.

      -- Interest Income. Investments. Total investment income was $7.1 million for the nine months ended September 30, 2003, compared to $9.4 million for the 2002 period. This decrease in total investment income of $2.3 million, or 24.6%, was primarily attributable to a $51.4 million, or

28.5%, decrease in the average balance of MBSs, coupled with a 78 basis point decrease in the overall yield on investments, from 4.65% in 2002, to 3.87% in 2003, in response to dramatically lower market interest rates and increased prepayment activity.

      -- Interest Income. Loans. Interest from loans was $31.3 million for the nine months ended September 30, 2003, and represented a yield on total loans of 5.75%. This compares to $30.8 million of interest, and a yield of 6.71%, for the 2002 period. Increased interest income resulting from growth in the average balance of loans of $115.8 million, or 18.9%, was almost entirely offset by a decrease in the average yield of loans of 96 basis points. The decrease in the average yield on loans resulted from the dramatic drop in market interest rates and increased prepayment activity that has occurred over the past year. The average yield on the various components of the loan portfolio changed as follows: residential mortgage loans (which experienced the fastest prepayment speeds) decreased 115 basis points, to 5.35%; commercial loans and consumer and other loans, both decreased 79 basis points, to 6.36% and 5.18%, respectively. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $51.1 million, or 20.2%, consumer and other loans increased $36.2 million, or 56.1%, and residential mortgage loans increased $28.5 million, or 9.7%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Bank can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $1.9 million, or 11.6%, to $14.7 million for the nine months ended September 30, 2003, compared to $16.7 million for the same period during 2002. The decrease in total interest was also primarily attributable to the dramatic drop in market interest rates over the past year and was partially offset by growth in checking and savings deposits, along with the use of borrowings to fund the overall growth of the Company. The overall average cost for interest-bearing liabilities decreased 58 basis points from 2.98% for the 2002 period, to 2.40% for the 2003 period. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $73.8 million, or 9.9%, from $748.6 million in 2002, to $822.4 million in 2003. The Company continued to experience strong average balance growth in core deposit accounts, specifically NOW accounts (up $54.9 million, or 98.2%), primarily from growth in the Asset Manager product, and savings accounts (up $29.3 million, or 10.8%). In addition, the Company increased its utilization of FHLB borrowings (up $11.9 million, or 8.1%) and capital trust securities (up $5.0 million, or 104.7%).

      -- Provision for Loan Losses. The provision for loan losses was $1.2 million for the nine months ended September 30, 2003, compared to $1.4 million for the same period last year. The allowance, expressed as a percentage of total loans, was 1.37% as of September 30, 2003, compared to 1.51% at the prior year-end and stood at 296.4% of nonperforming loans at September 30, 2003, compared to 1371.7% of nonperforming loans at December 31, 2002. While total nonperforming loans increased from the end of last year, net charge-offs have only been $488,000 for the nine month period ending September 30, 2003. In addition, total adversely classified loans decreased $129,000 during the 2003 period. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income increased $1.7 million, or 34.1%, from the first nine months of 2002, to $6.5 million for the first nine months of 2003. Service charges on deposit accounts, which represents the largest source of noninterest income, rose $192,000, or 7.0%, from $2.8 million for the 2002 period, to $3.0 million for the 2003 period, primarily as a result of continued growth in core deposit accounts. During the 2003 period, the Company also benefited from the receipt of loan prepayment penalties aggregating $286,000 and gains from restructuring a portion of investments aggregating $785,000. Similar events were not present during the 2002 period. Additionally, Income from BOLI increased $199,000, or 52.4%, as the Company's investment in BOLI increased from the prior year.

      -- Noninterest Expense. Noninterest expenses for the first nine months of 2003 increased a total of $2.9 million, or 15.9%, to $21.3 million. This increase occurred primarily as a result of the overall growth of the Company, along with investments in the Bank for a new Operations Center and a new core data processing system, and was centered in the following areas: Salaries and employee benefits (up $1.1 million, or 11.5%), Occupancy and Equipment (up $656,000, or 29.4%), Data processing (up $820,000, or 57.5%) and Other expenses (up $511,000, or 21.8%). Included in these increases were start-up expenses related to the data processing conversion of approximately $600,000 for the 2003 period. Partially offsetting these increases were decreases in: Marketing (down $66,000, or 7.4%) and Professional services (down $177,000, or 15.7%). The Company's efficiency ratio increased to 70.28% for the 2003 period, from 64.53% for the 2002 period.

      -- Income Tax Expense. The Company recorded income tax expense of $2.6 million for the first nine months of 2003, compared to $2.9 million for the same period during 2002. This represented total effective tax rates of 33.0% and 33.7%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At September 30, 2003, overnight investments, investment securities and MBSs available for sale amounted to $219.4 million, or 20.4% of total assets. This compares to $275.1 million, or 27.2% of total assets at December 31, 2002. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at September 30, 2003 was $70.0 million, as compared to $66.4 million at December 31, 2002. This increase of $3.6 million was primarily the result of net income for the nine months of $5.2 million, plus proceeds from issuance of stock of $1.1 million, less dividends of $1.6 million and decreases in unrealized gains of $1.1 million.

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

      As of September 30, 2003, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                 Minimum Required      Minimum Required
                                                                    For Capital        To Be Considered
                                                 Actual          Adequacy Purposes    "Well Capitalized"
                                            -----------------    -----------------    ------------------
                                            Amount      Ratio    Amount      Ratio    Amount       Ratio
                                            ------      -----    ------      -----    ------       -----

At September 30, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $71,132     6.76%    $31,551     3.00%    $52,585      5.00%
Tier I capital (to risk weighted assets)     71,132     9.73%     29,231     4.00%     43,846      6.00%
Total capital (to risk weighted assets)      80,281    10.99%     58,462     8.00%     73,077     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $68,495     6.52%    $31,536     3.00%    $52,559      5.00%
Tier I capital (to risk weighted assets)     68,495     9.38%     29,212     4.00%     43,818      6.00%
Total capital (to risk weighted assets)      77,644    10.63%     58,424     8.00%     73,030     10.00%

At December 31, 2002:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $61,408     6.19%    $29,779     3.00%    $49,631      5.00%
Tier I capital (to risk weighted assets)     61,408     9.63%     25,506     4.00%     38,260      6.00%
Total capital (to risk weighted assets)      69,401    10.88%     51,013     8.00%     63,766     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $60,097     6.06%    $29,760     3.00%    $49,599      5.00%
Tier I capital (to risk weighted assets)     60,097     9.43%     25,494     4.00%     38,240      6.00%
Total capital (to risk weighted assets)      68,090    10.68%     50,987     8.00%     63,734     10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of changes in market interest rates. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over a 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that for each 100 basis points that market interest rates were to shift up or down, estimated net interest income for each of the first two 12-month periods may have a maximum negative variance of 5.0% when compared to a flat interest rate scenario. As of September 30, 2003, net interest income simulation indicated that the Company's exposure to a 200 basis point decline in market interest rates was outside of the 10% tolerance level established for the second 12-month period. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net interest margin for modeling purposes. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of changes in market interest rates on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2003:


                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                    Dollar        Percent
                                    Change         Change
                                    ------        -------
                                   (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                $ 1,422          4.21%
Up 100 basis points                    836          2.47%
Down 100 basis points                 (250)        (0.74%)
Down 200 basis points                 (750)        (2.22%)

Subsequent Twelve Month Period:

Up 200 basis points                $ 1,836          5.31%
Up 100 basis points                  1,854          5.36%
Down 100 basis points                 (478)        (1.38%)
Down 200 basis points               (3,365)        (9.73%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2003, the Company's one year cumulative gap was a positive $118.9 million, or 11.03% of total assets.

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

            3.2(a)  Amendment to Bylaws.

            31.1    Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2    Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

            Current Report on Form 8-K dated July 16, 2003, announcing the Company's second quarter consolidated earnings.

                         BANCORP RHODE ISLAND, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Bancorp Rhode Island, Inc.



November 10, 2003                                   /s/ Merrill W. Sherman
-----------------                                ---------------------------
     (Date)                                             Merrill W. Sherman
                                                             President and
                                                   Chief Executive Officer



November 10, 2003                                 /s/ Albert R. Rietheimer
-----------------                                ---------------------------
     (Date)                                           Albert R. Rietheimer
                                                   Chief Financial Officer
                                                             and Treasurer