Form 10-K
period 2003-12-31
BANCORP RHODE ISLAND INC
filed 2004-03-08
CIK 1109525

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                  FORM 10-K

  (Annual Report Under Section 13 of the Securities Exchange Act of 1934)

                 For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      As of June 30, 2003, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market was $65,935,000.

      As of February 27, 2004, there were 3,971,153 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

                    Documents incorporated by reference:

      Portions of Bancorp Rhode Island's 2003 Annual Report to Shareholders and Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

============================================================================

                         Bancorp Rhode Island, Inc.
                         Annual Report on Form 10-K
                              Table of Contents

Description                                                        Page Number
-----------                                                        -----------

Part I.    Item 1  --  Business                                          3
           Item 2  --  Properties                                       14
           Item 3  --  Legal Proceedings                                14
           Item 4  --  Submission of Matters to a Vote of
                       Security Holders                                 14

Part II.   Item 5  --  Market for the Company's Common Equity
                       and Related Stockholder Matters                  15
           Item 6  --  Selected Consolidated Financial Data             15
           Item 7  --  Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                       15
           Item 7A --  Qualitative and Quantitative Disclosures
                       About Market Risk                                15
           Item 8  --  Financial Statements and Supplementary Data      15
           Item 9  --  Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure                                       15
           Item 9A --  Controls and Procedures                          15

Part III.  Item 10 --  Directors and Executive Officers of
                       the Company                                      16
           Item 11 --  Executive Compensation                           16
           Item 12 --  Security Ownership of Certain Beneficial
                       Owners and Management and Related
                       Stockholder Matters                              17
           Item 13 --  Certain Relationships and Related
                       Transactions                                     17
           Item 14 --  Principal Accountant Fees and Services           17

Part IV.   Item 15 --  Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K                          18

                       Signatures                                       21

                                   PART I

Cautionary Statement

      Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "believes," "intends," "expects," and "anticipates" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of risks and uncertainties, including but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and bond market fluctuations, credit risk, inflation, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC").

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

      The Bank provides a community banking alternative in the greater Providence market which is dominated by three large regional banking institutions. Based on total deposits as of June 30, 2003, the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in the greater Providence area. The Bank offers a wide variety of deposit products, nondeposit investment products, commercial, residential and consumer loans, online banking services and other banking products and services, designed to meet the needs of individuals and small- to mid-sized businesses. As a full service community bank, the Bank seeks to differentiate itself from its competitors through superior personal service, responsiveness and local decision making. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

      The Bank's principal subsidiary, BRI Investment Corp., a Rhode Island corporation wholly-owned by the Bank, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

      The Company's headquarters and executive management are located at One Turks Head Place, Providence, Rhode Island 02903 and its telephone number is
(401) 456-5000. The Bank also maintains an internet website at http://www.bankri.com.

      The Company makes available free of charge through its website at http://www.bankri.com all reports it electronically files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at http://www.sec.gov.

Lending Activities

      General. At its formation, the Bank acquired $85.4 million of commercial loans and $32.1 million of consumer loans that were in-market loans largely associated with acquired branches. To provide sufficient assets to operate profitably, the Bank also purchased $276.4 million of residential mortgage loans, resulting in an asset mix more characteristic of a thrift institution than that of a commercial bank. The Bank's business strategy has been to grow its commercial and consumer loan portfolios and to allow the residential mortgage loan portfolio to decline gradually (as a percent of total loans) as the Bank is able to replace residential mortgage loans with higher yielding commercial and consumer loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From March 22, 1996, when the Bank commenced operations, until December 31, 2003, commercial loan outstandings have increased $246.9 million, or 289.1%, and consumer loan outstandings have increased $83.7 million, or 260.7%.

      The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Commercial and industrial loan products include revolving lines of credit and term loans offered at fixed and variable rates. The Bank's real estate lending activities include originating loans secured by commercial and residential properties and also purchasing residential mortgage loans. Loans are made on existing properties as well as on properties under construction. The Bank satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans. From time to time, the Bank has also purchased packages of automobile loans.

      The Bank has tiered lending authorities. Loan commitments up to $1.0 million per customer relationship may be approved by Department Heads of the Bank's Business Lending, Commercial Real Estate and Retail Lending departments. All extensions of credit of more than $1.0 million (up to the Bank's house lending limit of $7.0 million) per customer relationship requires the approval of the Credit Committee, which consists of members of the Bank's senior management and one outside director. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

      The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2003, the Bank had $165.8 million of aggregate loan commitments outstanding to fund a variety of loans.

      Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2003, owner-occupied commercial real estate loans totaled $77.3 million, or 9.5% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Nonowner-occupied commercial real estate loans totaled $78.1 million, or 9.6% of the total loan portfolio, and multi-family residential loans totaled $28.7 million, or 3.5% of the total loan portfolio. The majority of real estate secured commercial loans are originated on a three-, or five-year adjustable rate basis. Interest rates typically charged on these loans are higher than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, origination fees may be charged on these loans.

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

      Approximately 75% of Rhode Island businesses are in Providence and Kent counties. The vast majority of these businesses are small- to mid-sized and have fewer than 50 employees. The Bank believes the financing needs of these businesses generally match the Bank's lending profile and that the Bank's branches are well positioned to generate loans from this customer base. At December 31, 2003, commercial and industrial loans (including leases) totaled $87.5 million, or 10.7% of the total loan portfolio. Generally, commercial and industrial loans are granted at higher rates than residential mortgage loans, with relatively shorter maturities, or are at adjustable rates without interest rate caps.

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

      Small Business Loans. The Bank originates loans of $250,000 or less to small business customers through its branch network and business development officers. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business' principal owners. A number of these loans are granted in conjunction with the SBA's Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2003, small business loans totaled $30.4 million, or 3.7% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

      Construction Loans. The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2003, outstanding construction loans totaled $30.6 million, or 3.8% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

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

      Residential Mortgage Loans. The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases new fixed and adjustable rate mortgage ("ARM") whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows. Servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2003, approximately 31% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

      Additionally, but to a lesser extent, the Bank originates ARMs for its own portfolio. The Bank also originates fixed rate mortgage loans and sells these mortgages to its correspondents at the time of the loan's closing. While the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial lending, the Bank plans to continue its own origination of one- to four-family residential mortgage loans, primarily in its market area. Such activity would decrease the Bank's need to purchase residential mortgage loans in order to enhance profitability while it increases its commercial and consumer loan portfolios, as well as facilitate overall growth of customer relationships.

      At December 31, 2003 one- to four-family residential mortgage loans totaled $366.2 million, or 45.0% of the total loan portfolio. The fixed rate portion of this portfolio totaled $131.7 million and had original maturities of 15 and 30 years. The adjustable rate portion of this portfolio totaled $232.5 million and had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of either one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

      Consumer and Other Loans. The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2003, the consumer loan portfolio totaled $115.8 million, or 14.2% of the total loan portfolio, and is comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans. During 2000 and 2001, the Bank purchased automobile loans from another New England institution. At December 31, 2003, purchased automobile loans totaled $1.5 million, or 0.2% of the total loan portfolio.

Investment Activities

      Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of U.S. agency securities, corporate debt securities, mortgage-backed securities, Federal Home Loan Bank of Boston ("FHLB") stock and overnight investments, represents 19.7% of total assets, or $215.5 million, as of December 31, 2003.

      Loans receivable generally provide a better return than investments, and accordingly, the Company seeks to emphasize the generation of loans, rather than increasing its investment portfolio. The investments are managed by the Chief Financial Officer and Treasurer, subject to the supervision and review of the Asset/Liability Committee and in compliance with the Investment Policy established by the Bank's board of directors. Since 2002, the Company has also retained the services of an outside investment advisory firm to assist in the management of this portfolio and further diversify the portfolio through the purchase of corporate debt securities and collateralized mortgage obligations ("CMOs").

      Overall, investments produced total interest and dividend income of $9.3 million, or 18.0% of total interest and dividend income, in 2003 and $12.4 million, or 23.2% of total interest and dividend income, during 2002.

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

      The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its "core account" base, namely its checking and savings accounts. While the Bank prices certificate of deposit accounts competitively, and from time to time will run special offers, the Bank does not ordinarily solicit high cost certificates of deposit.

      As a result of the Bank's continuing emphasis on core deposit growth, service charges on deposit accounts have also grown and represent the largest source of noninterest income for the Company. Service charges on deposit accounts rose $152,000, or 4.0%, from $3.8 million for 2002, to $3.9 million for 2003, primarily as a result of growth in checking and savings accounts.

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

Nondeposit Investment Products and Services

      Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed and variable annuities, stocks, bonds and other fee based products. These investment products are offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts ("Commonwealth"). Commissions on nondeposit investment products for the years ending December 31, 2003, 2002 and 2001 were $875,000, $978,000 and
$535,000, respectively.

Other Products and Services

      In August 2001, the Bank introduced a new product called CampusMate(tm). CampusMate is an integrated banking and electronic payment service designed to meet the needs of colleges and universities, their administrative staffs, students and parents. The CampusMate product provides an on-line deposit account, in addition to an on-line vehicle for transferring funds and making tuition and other payments to the college or university. The Bank has a patent pending for the business practices associated with the CampusMate product. As of December 31, 2003, the Bank was providing CampusMate services to three colleges or universities located in Rhode Island and one university located in Pennsylvania.

Employees

      At December 31, 2003, the Company had 225 full-time and 48 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Competition and Marketplace

      The Company's primary operating subsidiary, the Bank, is headquartered in Providence, Rhode Island, and operates in Rhode Island and nearby areas of Massachusetts. The Bank faces significant competition both in making loans and generating deposits. In the past, the Bank's most significant competition has come from three large regional banks that have dominated the Rhode Island market. Currently, these regional banks are Fleet, Citizens and Sovereign. Bank of America is expected to enter the market in 2004 through its pending acquisition of Fleet. In addition to the three large institutions named, merger and acquisition activity has resulted in the acquisition of other financial institutions with branches in Rhode Island, as well as in nearby Massachusetts, by other large regional competitors. These national and regional banks have well-established distribution networks and greater financial resources than the Bank, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively.

      In addition, the Bank faces competition for loans from local banks and out-of-state financial institutions that have established loan production offices as well as from non-bank competitors. Competition for deposits also comes from local banks, short-term money market funds, other corporation and government securities funds and other non-bank financial institutions such as brokerage firms and insurance companies. Non-bank competitors also include credit unions, which following a devastating series of closures and bankruptcies in the early 1990's, are currently experiencing a resurgence in the State of Rhode Island. Many of the Bank's non-bank competitors are not subject to the same degree of regulation as that imposed on federally insured state chartered banks or benefit from tax advantages not available to the Company. As a result, such non-bank competitors have advantages over the Bank in providing certain services. In 2002, and part of 2003, banks in general have seen an inflow of money from the stock markets as a result of the poor performance of equity securities. Whether these funds remain, or for how long, or if they will return to the equity markets in the future, are questions facing many financial institutions.

      The population in the Bank's market area is growing slowly, at best, and economic growth in the Rhode Island area has been slow to moderate over the past several years, lagging behind other parts of New England and the United States. Accordingly, the Bank's future growth depends largely upon its ability to increase its market penetration. Moreover, economic conditions beyond the Bank's control may have a significant impact on the Bank's operations. Examples of such conditions include the strength of credit demand by customers and changes in the general levels of interest rates. Furthermore, the Bank's commercial and consumer lending activities are conducted principally in Rhode Island and, to a lesser extent, Southeastern Massachusetts. Its borrowers' ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional economy, and any economic recession in the Bank's market area adversely affecting growth could cause significant increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. Currently, the Greater Boston area is experiencing some softness in the commercial real estate markets. If this softness expands to include the Rhode Island marketplace, it could have an adverse impact on the Bank's borrowers. Additionally, there is concern that the pending acquisition of Fleet by Bank of America may have a negative impact on employment in Rhode Island and the Boston area. That in turn could adversely impact the local economy as well as the Bank's customer base.

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

      Prompt Corrective Action Provisions. In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as "prompt corrective action." Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution's capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk- Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%. As of December 31, 2003, the Bank's Tier 1 leverage ratio was 6.59%, its total Risk-Based Capital Ratio was 10.68% and its Tier 1 Risk-Based Capital Ratio was 9.46%. Based upon the above ratios, the Bank is considered "well capitalized" for regulatory capital purposes.

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

      In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company's capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2003, on a consolidated basis, the Company's Tier 1 Leverage Ratio was 6.76%, its total Risk-Based Capital Ratio was 10.92% and its Tier 1 Risk-Based Capital Ratio was 9.71%. Based upon the above ratios, the Company is considered "well capitalized" for regulatory capital purposes.

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

      Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies ("related parties"), aggregated $10.2 million at December 31, 2003 and $6.7 million at December 31, 2002. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

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

      The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, inter alia, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company does not anticipate any significant difficulties in complying with this legislation.

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

ITEM 2. PROPERTIES

      The Bank presently has a network of 13 branch offices located in Providence and Kent Counties and an additional branch office scheduled to open in April 2004 in Washington County. Seven of these branch office facilities are owned and seven are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company's offices are in good physical condition and are considered adequate to meet the banking needs of the Bank's customers.

      The following are the locations of the Bank's offices:


                                                Size        Year Opened     Owned or           Lease
Location                                   (Square feet)    or Acquired      Leased       Expiration Date
                                           -------------    -----------     --------      ---------------

Branch offices:
---------------
1047 Park Avenue, Cranston, RI                 4,700           1996           Owned             N.A.
383 Atwood Avenue, Cranston, RI                4,700           1996           Owned             N.A.
2104 Plainfield Pike, Cranston, RI               700           2002           Owned             N.A.
999 South Broadway, East Providence, RI       10,500           1996           Owned             N.A.
195 Taunton Avenue, East Providence, RI        3,100           1996           Leased          2/28/08
1440 Hartford Avenue, Johnston, RI             4,700           1996        Land Leased       12/31/07
Ten Rod Road, North Kingstown, RI              4,000           2004        Land Leased        6/30/19
One Turks Head Place, Providence, RI           5,000           1996           Leased          4/30/09
165 Pitman Street, Providence, RI              3,300           1998           Leased         10/18/08
445 Putnam Pike, Smithfield, RI                3,500           1996           Leased          7/31/09
1062 Centerville Road, Warwick, RI             2,600           1996           Owned             N.A.
1300 Warwick Avenue, Warwick, RI               4,200           1996           Leased          6/30/04
2975 West Shore Road, Warwick, RI              3,500           2000           Leased          3/31/10
1175 Cumberland Hill Road, Woonsocket, RI      3,100           1998           Owned             N.A.

Administrative and operational offices:
---------------------------------------
625 G. Washington Highway, Lincoln, RI        14,600           2003           Leased         12/31/12
One Turks Head Place, Providence, RI          18,400           1999           Leased          6/30/09

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Section entitled "Market for the Company's Common Stock and Related Stockholder Matters" contained on page 78 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this item pursuant to Item 201 of Regulation S-K is incorporated herein by reference to the Section entitled "Selected Consolidated Financial Data" contained on pages 18 through 19 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

      As described in Note 18 to the Company's Consolidated Financial Statements contained in the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K, during the fiscal year ended December 31, 2003, the Company issued a total of 66,315 shares of its common stock to Malcolm G. Chace, Chairman of the Company, for $663,150, upon exercise of a warrant (with a $10 per share exercise price), which was originally issued by the Bank in connection with its formation. The shares were issued in a private placement under Section 4(2) of the Securities Act of 1933, as amended, pursuant to four separate exercises as follows: 10,000 shares on May 19, 2003, 10,000 shares on July 8, 2003, 10,000 shares on August 20, 2003 and 36,315 shares on September 30, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 20 through 43 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated herein by reference to the Section entitled "Asset and Liability Management" contained on pages 38 through 40 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003, together with the accompanying notes and the Independent Auditors' Report contained on pages 45 through 77 of the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

      There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

      There have been no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the Sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

      The following table sets forth the executive officers of the Company as of the date hereof.

        Name            Age    Position
        ----            ---    --------

Merrill W. Sherman       55    President and Chief Executive Officer
Albert R. Rietheimer     47    Chief Financial Officer and Treasurer
Donald C. McQueen        47    Vice President and Assistant Secretary
Margaret D. Farrell      54    Secretary
James V. DeRentis        42    Bank Executive Vice President - Retail
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

      Donald C. McQueen. Mr. McQueen has served as Vice President and Assistant Secretary of the Company since its formation and as the Bank's Executive Vice President and Chief Credit and Administrative Officer since October 2001. From May 1998 through October 2001, Mr. McQueen served as the Bank's Executive Vice President and Chief Lending Officer.

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

Code of Ethics.

      The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") (who is both the principal financial and accounting officer), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company's website, http://www.bankri.com, under "Investor Relations". The Company intends to post the Codes on the Company's website under "Investor Relations" and to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the Sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Section entitled "Transactions with Management" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated herein by reference to the Section entitled "Independent Accountant Fees and Services" in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

      The following consolidated financial statements contained within the Company's 2003 Annual Report to Shareholders are incorporated herein by reference in Item 8.

            1.    Independent Auditors' Report

            2.    Consolidated Balance Sheets as of December 31, 2003 and 2002

            3.    Consolidated Statements of Operations for the Years Ended
                   December 31, 2003, 2002 and 2001

            4.    Consolidated Statements of Changes in Shareholders' Equity
                   for the Years Ended December 31, 2003, 2002 and 2001

            5.    Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2003, 2002 and 2001

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

  3.2          By-laws of the Company (1)

  3.2(a)       Amendment to By-laws of the Company (2)

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

 10.2          Employment Agreement of Albert R. Rietheimer dated December
                18, 2000 (3) +

 10.3          Employment Agreement of Donald C. McQueen dated December 18,
                2000 (3) +

 10.4          Employment Agreement of James V. DeRentis dated December 18,
                2000 (3) +

 10.5          Amended and Restated 1996 Incentive and Nonqualified Stock
                Option Plan (3) +

 10.6          Amended and Restated Non-Employee Director Stock Plan (4) +

 10.6(a)       Amendment to Amended and Restated Non-Employee Director Stock
                Plan (5) +

 10.7 (a)      Bank Rhode Island Supplemental Executive Retirement Plan, as
                amended by Amendments No. 1 and No. 2 (1) +

 10.7 (b)      Amendment No. 3 to Bank Rhode Island Supplemental Executive
                Retirement Plan (3) +

 10.7 (c)      Amendment No. 4 to Bank Rhode Island Supplemental Executive
                Retirement Plan (6) +

 10.7 (d)      Amendment No. 5 to Bank Rhode Island Supplemental Executive
                Retirement Plan (7) +

 10.8          Bank Rhode Island Nonqualified Deferred Compensation Plan, as
                amended by Amendment No. 1 (1) +

 10.8 (a)      Amendment No. 2 to Bank Rhode Island Nonqualified Deferred
                Compensation Plan (8) +

Exhibit No.    Description
-----------    -----------

 10.9          Warrant for 136,315 shares of Common Stock issued to Fleet
                Financial Group, Inc. (1)

 10.10         Bank Rhode Island 2002 Supplemental Executive Retirement
                Plan (8) +

 10.10(a)      Amendment No. 1 to Bank Rhode Island 2002 Supplemental
                Executive Retirement Plan (9) +

 10.11         Restricted Stock Agreement by and among Bancorp Rhode Island,
                Inc., Bank Rhode Island and Merrill W. Sherman (10) +

 10.12         Form of Bank Rhode Island Split Dollar Agreement (7) +

 10.13         2002 Incentive and Nonqualified Stock Option Plan (5) +

 11            Computation of earnings per share (11)

 13 Annual Report to Shareholders for 2003, portions of which have been incorporated by reference herein is filed with the Commission. Those portions which have not been incorporated by reference herein are provided for information purposes only.

 21            List of Subsidiaries

 23            Consent of KPMG LLP, as accountants for the Company

 31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

 31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

 32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

--------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-33182
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(11) The calculation of earnings per share is set forth as Note 19 to the Company's audited consolidated financial statements. The Company's audited consolidated financial statements are filed herewith as part of Exhibit 13.
+     Management contract or compensatory plan or arrangement.


(b)    Reports on Form 8-K

      Current Report on Form 8-K dated October 21, 2003, announcing the Company's third quarter consolidated earnings.

                         BANCORP RHODE ISLAND, INC.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCORP RHODE ISLAND, INC.


Date: February 27, 2004                By:  /s/ Merrill W. Sherman
                                            -------------------------------
                                            Merrill W. Sherman
                                            President and Chief Executive
                                            Officer

      Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Albert R. Rietheimer, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2003, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Merrill W. Sherman                    /s/ Albert R. Rietheimer
-----------------------------               --------------------------------
Merrill W. Sherman,                         Albert R. Rietheimer,
President, Chief Executive Officer          Chief Financial Officer and
and Director (Principal Executive           Treasurer (Principal Financial
and
Officer)                                    Accounting Officer)
Date: February 27, 2004                     Date: February 27, 2004


         /s/ Karen Adams                 /s/ Meredith A. Curren            /s/ Bogdan Nowak
---------------------------------    -----------------------------    -------------------------
Karen Adams, Director                Meredith A. Curren, Director     Bogdan Nowak, Director
Date: February 27, 2004              Date: February 27, 2004          Date: February 27, 2004


      /s/ Anthony F. Andrade              /s/ Karl F. Ericson            /s/ Cheryl W. Snead
---------------------------------    -----------------------------    -------------------------
Anthony F. Andrade, Director         Karl F. Ericson, Director        Cheryl W. Snead, Director
Date: February 27, 2004              Date: February 27, 2004          Date: February 27, 2004


        /s/ John R. Berger              /s/ Margaret D. Farrell
---------------------------------    -----------------------------    -------------------------
John R. Berger, Director             Margaret D. Farrell, Director    Pablo Rodriguez, Director
Date: February 27, 2004              Date: February 27, 2004          Date: February   , 2004


       /s/ Malcolm G. Chace              /s/ Mark R. Feinstein             /s/ John A. Yena
---------------------------------    -----------------------------    -------------------------
Malcolm G. Chace, Director and       Mark R. Feinstein, Director      John A. Yena, Director
Chairman of the Board                Date: February 27, 2004          Date: February 27, 2004
Date: February 27, 2004


   /s/ Ernest J. Chornyei, Jr.             /s/ Edward J. Mack
---------------------------------    -----------------------------
Ernest J. Chornyei, Jr., Director    Edward J. Mack, Director
Date: February 27, 2004              Date: February 27, 2004