Form 10-Q
period 2004-03-31
BANCORP RHODE ISLAND INC
filed 2004-05-13
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.


                                  FORM 10-Q


   Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                     For quarter ended:  March 31, 2004


                       Commission File No.  001-16101


                         BANCORP RHODE ISLAND, INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

               RHODE ISLAND                            05-0509802
------------------------------------------    -----------------------------
      (State or Other Jurisdiction                   (IRS Employer
    of Incorporation or Organization)              Identification No.)

                 ONE TURKS HEAD PLACE, PROVIDENCE, RI  02903
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

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes  ( )    No  (X)

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 10, 2004:

      Common Stock - Par Value $0.01        3,972,028 shares
      ------------------------------        ----------------
                (class)                       (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                PAGE NUMBER
                                                                -----------

      Cover Page                                                     1

      Index                                                          2

                       PART  I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets                                  3

        Consolidated Statements of Operations                        4

        Consolidated Statements of Changes in
         Shareholders' Equity                                        5

        Consolidated Statements of Cash Flows                        6

        Notes to Consolidated Financial Statements                 7 - 9

Item 2  Management's Discussion and Analysis                      10 - 21

Item 3  Quantitative and Qualitative Disclosures
         About Market Risk                                        22 - 23

Item 4  Controls and Procedures                                     23

                         PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                           24

Item 2  Changes in Securities                                       24

Item 3  Default upon Senior Securities                              24

Item 4  Submission of Matters to a Vote of  Security Holders        24

Item 5  Other Information                                           24

Item 6  Exhibits and Reports on Form 8-K                            24

      Signature Page                                                25

                         BANCORP RHODE ISLAND, INC.
                        Consolidated Balance Sheets

                                                 March 31,      December 31,
                                                   2004            2003
                                                 ---------      ------------
                                                       (In thousands)

ASSETS:
Cash and due from banks                         $   27,789      $   27,084
Overnight investments                               28,585             733
                                                ----------      ----------
      Total cash and cash equivalents               56,374          27,817
Investment securities available for sale
 (amortized cost of $95,705 and $96,828
 at March 31, 2004 and December 31, 2003,
 respectively)                                      98,010          98,595
Mortgage-backed securities available for sale
 (amortized cost of $99,738 and $106,028 at
 March 31, 2004 and December 31, 2003,
 respectively)                                     101,006         106,618
Stock in Federal Home Loan Bank of Boston            9,554           9,554
Loans receivable:
  Commercial loans                                 348,494         332,266
  Residential mortgage loans                       356,233         366,230
  Consumer and other loans                         122,050         115,786
                                                ----------      ----------
      Total loans                                  826,777         814,282
  Less allowance for loan losses                   (11,296)        (11,078)
                                                ----------      ----------
      Net loans                                    815,481         803,204
Premises and equipment, net                         12,886          12,457
Goodwill                                            10,766          10,766
Accrued interest receivable                          5,541           5,597
Investment in bank owned life insurance             15,657          15,491
Prepaid expenses and other assets                    4,341           3,872
                                                ----------      ----------
      Total assets                              $1,129,616      $1,093,971
                                                ==========      ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                       $  169,212      $  159,916
  NOW accounts                                     134,246         129,398
  Money market accounts                             17,059          16,937
  Savings accounts                                 293,806         292,277
  Certificate of deposit accounts                  222,335         212,755
                                                ----------      ----------
      Total deposits                               836,658         811,283
Overnight and short-term borrowings                 18,692          13,460
Federal Home Loan Bank of Boston borrowings        173,778         176,759
Subordinated deferrable interest debentures         18,558          13,403
Other liabilities                                    6,624           6,959
                                                ----------      ----------
      Total liabilities                          1,054,310       1,021,864
                                                ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
 authorized 1,000,000 shares:
  Issued and outstanding:  none                         --              --
Common stock, par value $0.01 per share,
 authorized 11,000,000 shares:
  Issued and outstanding 3,971,153 shares
 and 3,891,190 shares, respectively                     40              39
Additional paid-in capital                          42,327          41,439
Retained earnings                                   30,581          29,074
Accumulated other comprehensive income, net          2,358           1,555
                                                ----------      ----------
      Total shareholders' equity                    75,306          72,107
                                                ----------      ----------
      Total liabilities and shareholders'
       equity                                   $1,129,616      $1,093,971
                                                ==========      ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2004           2003
                                                          ----           ----
                                                 (In thousands, except per share data)

Interest and dividend income:
  Commercial loans                                     $   5,209      $   4,683
  Residential mortgage loans                               4,695          4,174
  Consumer and other loans                                 1,429          1,289
  Mortgage-backed securities                               1,121          1,480
  Investment securities                                    1,096          1,139
  Overnight investments                                       23             39
  Federal Home Loan Bank of Boston stock dividends            51             62
                                                       ---------      ---------
      Total interest and dividend income                  13,624         12,866
                                                       ---------      ---------
Interest expense:
  NOW accounts                                               377            326
  Money market accounts                                       55             28
  Savings accounts                                           849          1,148
  Certificate of deposit accounts                          1,394          1,600
  Overnight and short-term borrowings                         35             51
  Federal Home Loan Bank of Boston borrowings              1,753          1,762
  Subordinated deferrable interest debentures                219             --
  Company-obligated mandatorily redeemable
   capital securities                                         --            137
                                                       ---------      ---------
      Total interest expense                               4,682          5,052
                                                       ---------      ---------
      Net interest income                                  8,942          7,814
Provision for loan losses                                    300            400
                                                       ---------      ---------
      Net interest income after provision for
       loan losses                                         8,642          7,414
                                                       ---------      ---------
Noninterest income:
  Service charges on deposit accounts                      1,012            952
  Commissions on nondeposit investment products              178            174
  Income from bank owned life insurance                      165            203
  Loan related fees                                          109            104
  Commissions on loans originated for others                  17            109
  Gains on sales of investment securities                    197             54
  Gains on sales of mortgage-backed securities                --            104
  Other income                                               320            216
                                                       ---------      ---------
      Total noninterest income                             1,998          1,916
                                                       ---------      ---------
Noninterest expense:
  Salaries and employee benefits                           3,893          3,298
  Occupancy                                                  680            603
  Equipment                                                  386            336
  Data processing                                            670            845
  Marketing                                                  355            297
  Professional services                                      285            277
  Loan servicing                                             278            228
  Loan workout and other real estate owned expense            22             15
  Other expenses                                           1,006            974
                                                       ---------      ---------
      Total noninterest expense                            7,575          6,873
                                                       ---------      ---------
      Income before income taxes                           3,065          2,457
Income tax expense                                         1,001            785
                                                       ---------      ---------
      Net income                                       $   2,064      $   1,672
                                                       =========      =========

Per share data:

  Basic earnings per common share                      $    0.52      $    0.44
  Diluted earnings per common share                    $    0.49      $    0.42

  Average common shares outstanding - basic            3,946,668      3,779,007
  Average common shares outstanding - diluted          4,193,328      4,021,127

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity

                                                                        Accumulated
                                                                           Other
                                                                          Compre-
                                                Additional                hensive
                                       Common    Paid-in     Retained     Income
Three months ended March 31,           Stock     Capital     Earnings   (Loss), Net    Total
----------------------------           ------   ----------   --------   ------------   -----

2003
Balance at December 31, 2002            $38      $40,134     $24,002      $2,253      $66,427
  Net income                             --           --       1,672          --        1,672
  Other comprehensive income,
   net of tax:
    Unrealized holding loss on
     securities available for sale,
     net of taxes of $85                                                    (158)        (158)
    Reclassification adjustment,
     net of taxes of $55                                                    (103)        (103)
                                                                                      -------
  Comprehensive income                                                                  1,411

  Exercise of stock options              --          134          --          --          134
  Common stock issued for
   incentive stock award, net            --            8          --          --            8
  Dividends on common stock              --           --        (531)         --         (531)
                                        ---      -------     -------      ------      -------

Balance at March 31, 2003               $38      $40,276     $25,143      $1,992      $67,449
                                        ===      =======     =======      ======      =======

2004
Balance at December 31, 2003            $39      $41,439     $29,074      $1,555      $72,107
  Net income                             --           --       2,064          --        2,064
  Other comprehensive income,
   net of tax:
    Unrealized holding gain on
     securities available for sale,
     net of taxes of $504                                                    936          936
    Reclassification adjustment,
     net of taxes of $64                                                    (133)        (133)
                                                                                      -------
  Comprehensive income                                                                  2,867

  Exercise of stock options               1          179          --          --          180
  Exercise of stock warrants             --          700          --          --          700
  Common stock issued for
   incentive stock award, net            --            9          --          --            9
  Dividends on common stock              --           --        (557)         --         (557)
                                        ---      -------     -------      ------      -------

Balance at March 31, 2004               $40      $42,327     $30,581      $2,358      $75,306
                                        ===      =======     =======      ======      =======

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   2004          2003
                                                                   ----          ----
                                                                     (In thousands)

Cash flows from operating activities:
  Net income                                                     $  2,064      $  1,672
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                     874           922
    Provision for loan losses                                         300           400
    Gain on sale of investment securities                            (197)          (54)
    Gain on sale of mortgage-backed securities                         --          (104)
    Gain on sale of other real estate owned                            --            10
    Income from bank-owned life insurance                            (165)         (204)
    Compensation expense from restricted stock grant                    9             8
    (Increase) decrease in:
      Accrued interest receivable                                      56            99
      Prepaid expenses and other assets                              (882)         (403)
    Increase (decrease) in:
      Other liabilities                                              (335)         (581)
    Other, net                                                          3             4
                                                                 --------      --------
        Net cash provided (used) by operating activities            1,727         1,769
                                                                 --------      --------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                     (3,003)       (6,032)
    Commercial loans                                              (22,432)      (24,597)
    Consumer loans                                                (17,658)      (17,725)
  Purchase of:
    Investment securities available for sale                       (9,998)      (16,573)
    Mortgage-backed securities available for sale                  (5,016)      (33,640)
    Residential mortgage loans                                    (17,091)      (50,081)
    Federal Home Loan Bank of Boston stock                             --          (217)
  Principal payments on:
    Investment securities available for sale                        9,000        18,000
    Mortgage-backed securities available for sale                  11,212        22,645
    Residential mortgage loans                                     29,955        49,313
    Commercial loans                                                6,179         6,982
    Consumer loans                                                 11,313         8,166
  Proceeds from sale of investment securities                       2,243         2,060
  Proceeds from sale of mortgage-backed securities                     --        25,164
  Capital expenditures for premises and equipment                    (978)       (1,970)
                                                                 --------      --------
        Net cash provided (used) by investing activities           (6,274)      (18,505)
                                                                 --------      --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                              25,375         1,041
  Net increase (decrease) in overnight and short-term
   borrowings                                                       5,232        (8,673)
  Proceeds from long-term borrowings                               22,155        29,000
  Repayment of long-term borrowings                               (19,981)      (14,944)
  Proceeds from issuance of common stock                              880           134
  Dividends on common stock                                          (557)         (531)
                                                                 --------      --------
        Net cash provided (used) by financing activities           33,104         6,027
                                                                 --------      --------

  Net increase (decrease) in cash and cash equivalents             28,557       (10,709)
  Cash and cash equivalents at beginning of period                 27,817        42,959
                                                                 --------      --------
  Cash and cash equivalents at end of period                     $ 56,374      $ 32,250
                                                                 ========      ========

Supplementary Disclosures:
  Cash paid for interest                                         $  4,567      $  5,244
  Cash paid for income taxes                                        1,225            27
  Non-cash transactions:
    Change in other comprehensive income, net of taxes                803          (261)

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

      Beginning December 31, 2003, the consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiary, the Bank, and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). The Company adopted FASB Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised" on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. The Consolidated Statement of Operations for the 2003 period also included the results of BRI Statutory Trusts I and II (issuers of trust preferred securities). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Stock Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations at adoption, but may have a material impact sometime in the future if the Company were to elect the alternative method for accounting for stock-based employee compensation.

      On March 31, 2004, the FASB issued Exposure Draft "Share-Based Payment
- An Amendment to FASB Statement No. 123 and 95." The Exposure Draft concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in SFAS 123. Compensation cost would be recognized in the financial statements over the requisite service period. A final Statement is expected in the second half of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS 123 and SFAS 148 remain in effect.

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2004         2003
                                                 ----         ----

Net income (in thousands):
  As reported                                  $ 2,064      $ 1,672
  Compensation cost, net of taxes (1)              (54)         (23)
                                               -------      -------
  Pro forma                                    $ 2,010      $ 1,649
                                               =======      =======

Earnings per common share:
  Basic:
    As reported                                $  0.52      $  0.44
    Compensation cost, net of taxes (1)          (0.01)       (0.00)
                                               -------      -------
    Pro forma                                  $  0.51      $  0.44
                                               =======      =======
  Diluted:
    As reported                                $  0.49      $  0.42
    Compensation cost, net of taxes (1)          (0.01)       (0.01)
                                               -------      -------
    Pro forma                                  $  0.48      $  0.41
                                               =======      =======

<F1>  The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards granted since 1995. The fair value of each option granted was estimated as of the date of the grant using the Black-Scholes option-pricing model.

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $107,000 and $95,000 for the three months ending March 31, 2004 and 2003, respectively. Accrued liabilities associated with the SERPs were $940,000 and $834,000 for March 31, 2004 and December 31, 2003, respectively.

(5)   Recent Accounting Developments

      At the November 2003 meeting of FASB's Emerging Issues Task Force ("EITF"), the EITF reached consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The Company adopted the EITF's recommendations on December 31, 2003, and has provided additional disclosures regarding any possible other-than-temporarily impaired investments in the footnotes to its 2003 Annual Report to Shareholders. Adoption of these recommendations did not have a material impact on the Company's financial position or results of operations.

      In December 2003, the FASB issued FASB Interpretation ("FIN") 46-R, "Consolidation of Variable Interest Entities - Revised." FIN 46-R revises FIN 46, "Consolidation of Variable Interest Entities" which is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements." FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. Adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

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

GENERAL
-------

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of deposit products, nondeposit investment products, commercial, residential and consumer loans, and other traditional banking products and services designed to meet the needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB").

OVERVIEW
--------

      The Company's operating results depend primarily on two factors: its "net interest income" and the quality of its assets.

      The Company's net interest income is the difference between its interest income and its cost of money. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. See discussion under "Results of Operations - Comparison of Three Months Ended March 31, 2004 and 2003." Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates. This vulnerability is inherent to the business of banking
and is commonly referred to as "interest rate risk."   How to measure such
risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under "Interest Rate Risk."

      The quality of the Company's assets also influences its earnings. Loans that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its loan loss reserve as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company assumes in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality."

      The Company's business strategy has been to concentrate its asset generation efforts on commercial loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core accounts." This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost.

      In recent years, the Company also has sought to promote business opportunities presented by its customer base, franchise footprint and system resources through increased efforts in both the areas of consumer lending and residential mortgage originations.

      Currently, approximately 80% of the Company's revenues are dependent on its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 13% in 1999, to 21% in 2003, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products. Future operating results will depend on the Company's ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, while controlling the growth of its noninterest or operating expenses.

      Total assets increased $35.6 million, or 3.3%, to $1.1 billion at March 31, 2004 from December 31, 2003. This increase was centered in the Company's commercial and consumer loan portfolios, along with its overnight investments, and was funded primarily by a combination of deposit and borrowings growth. Since the end of 2003, commercial loans increased $16.2 million, or 4.9%, consumer loans increased $6.3 million, or 5.4%, checking deposits (demand deposits and NOW accounts) increased $14.1 million, or 4.9%, certificates of deposit increased $9.6 million, or 4.5%, and total borrowings increased $7.4 million, or 3.6%. Shareholders' equity was $75.3 million at March 31, 2004, and represented 6.7% of total assets.

CRITICAL ACCOUNTING POLICIES
----------------------------

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses and review of goodwill for impairment. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Allowance for loan losses

      Arriving at an appropriate level of allowance for loan losses necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company's ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. Nonperforming commercial, commercial real estate and small business loans in excess of a specified dollar amount are deemed to be "impaired." The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral, the present value of expected future cash flows, and where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans are based on pools of similar loans using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments. Management uses available information to establish the allowance for loan losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

      In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet National Bank of Connecticut and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company's balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" and SFAS 147 "Acquisitions of Certain Financial Institutions", the Company was required to cease amortizing this goodwill and to review it at least annually for impairment. Goodwill is evaluated for impairment using market value comparisons for similar institutions, such as price to earnings multiples, price to deposit multiples and price to equity multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company's specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs") and stock in the FHLB) totaled $237.2 million, or 21.0% of total assets, at March 31, 2004, compared to $215.5 million, or 19.7% of total assets, at December 31, 2003. All $199.0 million of investment securities and MBSs at March 31, 2004 were classified as available for sale and carried a total of $3.6 million in net unrealized gains at the end of the quarter. The increase in total investments of $21.7 million, or 10.0%, was the result of cash inflows being held temporally in overnight investments before being redeployed in the Bank's loan or MBS portfolios.

      -- Loans. Total loans were $826.8 million, or 73.2% of total assets, at March 31, 2004, compared to $814.3 million, or 74.4% of total assets, at December 31, 2003. The Company attempts to concentrate its asset growth in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $16.2 million, or 4.9%, during the first quarter of 2004. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $6.0 million or less in loan commitments). The Company is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Company also invests in short-term leases. These leases are solely with the U.S. Government and its agencies. All leases are structured to achieve payment in full over the term of the lease and, absent default, are not dependent on residual collateral values.

      The consumer loan portfolio increased $6.3 million, or 5.4%, during the first quarter. This growth was centered in fifteen-year fixed-rate home equity loans with maximum loan-to-values of 85%. In the current interest rate environment, this fifteen-year fixed-rate product provides an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue.

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

      The residential mortgage loan portfolio decreased $10.0 million, or 2.7%, during the quarter, as repayments ($30.0 million) were greater than originations ($3.0 million) and purchases of residential mortgage loans ($17.1 million). As long as market interest rates remain low, the Company expects prepayment activity to be above average historical levels. At March 31, 2004, the Bank had commitments to purchase approximately $10 million of hybrid ARM loans within the next 60 days.

      The following is a breakdown of loans receivable:

                                                    March 31,   December 31,
                                                      2004          2003
                                                    ---------   ------------
                                                        (In thousands)

Commercial loans:
  Commercial real estate - nonowner occupied        $ 82,354      $ 78,083
  Commercial real estate - owner occupied             80,564        77,317
  Commercial and industrial                           72,599        67,925
  Small business                                      33,004        30,429
  Construction                                        29,133        30,632
  Multi-family real estate                            29,457        28,730
  Leases and other                                    21,788        19,548
                                                    --------      --------
      Subtotal                                       348,899       332,664
  Net deferred loan origination fees                    (405)         (398)
                                                    --------      --------
      Total commercial loans                        $348,494      $332,266
                                                    ========      ========

Residential mortgage loans:
  One- to four-family adjustable rate               $224,540      $232,543
  One- to four-family fixed rate                     129,756       131,743
                                                    --------      --------
      Subtotal                                       354,296       364,286
  Premium on loans acquired                            2,012         2,026
  Net deferred loan origination fees                     (75)          (82)
                                                    --------      --------
      Total residential mortgage loans              $356,233      $366,230
                                                    ========      ========

Consumer loans:
  Home equity - term loans                          $ 75,667      $ 68,523
  Home equity - lines of credit                       41,974        42,067
  Automobile                                           1,169         1,455
  Installment                                            510           662
  Savings secured                                        535           631
  Unsecured and other                                  1,492         1,787
                                                    --------      --------
    Subtotal                                         121,347       115,125
  Premium on loans acquired                               35            44
  Net deferred loan origination costs                    668           617
                                                    --------      --------
      Total consumer loans                          $122,050      $115,786
                                                    ========      ========

      Total loans receivable                        $826,777      $814,282
                                                    ========      ========

  -- Deposits and Borrowings. Total deposits increased by $25.4 million, or 3.1%, during the first quarter of 2004, from $811.3 million, or 74.2% of total assets, at December 31, 2003, to $836.7 million, or 74.1% of total assets, at March 31, 2004. The decrease in the relative percentage of total assets resulted from first quarter total asset growth also being funded by overnight borrowings and subordinated deferrable interest debentures. In addition, the composition of total deposits also changed during the quarter. Core deposit accounts (checking and savings) increased $15.8 million, or 2.6%, during the quarter, while certificates of deposit increased $9.6 million, or 4.5%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth, but from time-to-time will promote certificates of deposit. At March 31, 2004, core deposit accounts comprised 73.4% of total deposits, compared to 73.8% of total deposits at December 31, 2003.

      The following table sets forth certain information regarding deposits:

                                              March 31, 2004                December 31, 2003
                                      ------------------------------  ------------------------------
                                                  Percent   Weighted              Percent   Weighted
                                                     of     Average                  of     Average
                                       Amount      Total     Rate      Amount      Total     Rate
                                       -----      -------   --------   ------     -------   --------
                                                          (Dollars in thousands)

NOW accounts                          $134,246     16.1%     1.15%    $129,398     16.0%     1.13%
Money market accounts                   17,059      2.0%     1.31%      16,937      2.1%     1.29%
Savings accounts                       293,806     35.1%     1.18%     292,277     36.0%     1.18%
Certificate of deposit accounts        222,335     26.6%     2.53%     212,755     26.2%     2.55%
                                      --------    -----               --------    -----
    Total interest bearing deposits    667,446     79.8%     1.63%     651,367     80.3%     1.62%
Noninterest bearing accounts           169,212     20.2%       --      159,916     19.7%       --
                                      --------    -----               --------    -----
    Total deposits                    $836,658    100.0%     1.30%    $811,283    100.0%     1.30%
                                      ========    =====      ====     ========    =====      ====

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time-to-time take advantage of these opportunities to fund asset growth. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

      In March 2004, the Company issued $5.2 million of subordinated deferrable interest debentures to a related entity, which in turn issued trust preferred securities. This transaction generated $5.0 million of Tier I capital for regulatory purposes that can be used to support continued growth of the Company.

Asset Quality
-------------

      The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered impaired loans.

      -- Nonperforming Assets. At March 31, 2004, the Company had nonperforming assets of $2.4 million, which represented 0.21% of total assets. This compares to nonperforming assets of $2.5 million, or 0.23% of total assets, at December 31, 2003. Total nonperforming assets at March 31, 2004, consisted of nonaccrual residential mortgage loans aggregating $255,000, nonaccrual commercial loans aggregating $2.1 million and nonaccrual consumer loans aggregating $20,000. Included in nonaccrual loans at both March 31, 2004 and December 31, 2003, were $2.1 million of impaired loans. No specific reserves were needed against these impaired loans at either date. During April 2004, the Company resolved $2.1 million of its impaired and nonperforming loans, returning the amount to earning assets. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets is low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      Delinquencies. At March 31, 2004, loans with an aggregate balance of $22,000 were 60 to 89 days past due, a decrease of $575,000, or 96.3%, from the $597,000 reported at December 31, 2003. The majority of these loans are residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

                                                      March 31,   December
31,
                                                         2004         2003
                                                      ---------   --------
                                                      (Dollars in thousands)

Loans accounted for on a nonaccrual basis              $ 2,397      $ 2,462
Loans past due 90 days or more, but still accruing          --           --
Impaired loans (not included in nonaccrual loans)           --           --
                                                       -------      -------
      Total nonperforming loans                          2,397        2,462
Other real estate owned                                     --           --
                                                       -------      -------
      Total nonperforming assets                       $ 2,397      $ 2,462
                                                       =======      =======

Delinquent loans 60-89 days past due                   $    22      $   597

Nonperforming loans as a percent of total loans           0.29%        0.30%
Nonperforming assets as a percent of total assets         0.21%        0.23%
Delinquent loans 60-89 days past due as a percent
 of total loans                                           0.00%        0.07%

      Adversely Classified Assets. The Company's management adversely classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      At March 31, 2004, the Company had $7.0 million of assets that were classified as substandard. This compares to $5.5 million of assets that were classified as substandard at December 31, 2003. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2004, included in the assets that were classified as substandard, were $4.6 million of performing loans. This compares to $3.1 million of adversely classified performing loans as of December 31, 2003. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first quarter of 2004, the Company made provisions to the allowance for loan losses totaling $300,000 and had $82,000 of net charge-offs, bringing the balance in the allowance to $11.3 million, compared to $11.1 million at December 31, 2003. The allowance, expressed as a percentage of total loans, was 1.37% as of March 31, 2004, compared to 1.36% at the prior year end and stood at 471.3% of nonperforming loans at March 31, 2004, compared to 450.0% of nonperforming loans at December 31, 2003.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of March 31, 2004, is adequate.

      A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $3.0 million at March 31, 2004, compared to $3.1 million at December 31, 2003.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended March 31, 2004 and 2003
--------------------------------------------------------

      -- General. The Company reported net income for the first quarter of 2004 of $2.1 million, up $392,000, or 23.4%, from the first quarter of 2003. Diluted earnings per common share were $0.49 for the first quarter of 2004, compared to $0.42 for the first quarter of 2003.

      The Company reported a return on average assets of 0.75% and a return on average equity of 11.27% for the 2004 period, as compared to a return on average assets of 0.67% and a return on average equity of 10.18% for the 2003 period.

      -- Net Interest Income. For the quarter ended March 31, 2004, net interest income was $8.9 million, compared to $7.8 million for the 2003 period. The net interest margin for the first quarter of 2004 was 3.42% compared to a net interest margin of 3.33% for the 2003 period. The increase in net interest income of $1.1 million, or 14.4%, was primarily attributable to the continued growth of the Company. Average earning assets were $99.7 million, or 10.5%, higher, and average interest-bearing liabilities were $66.9 million, or 8.3%, higher, than the comparable period a year earlier. The increase of 9 basis points in the net interest margin primarily resulted from the growth in demand deposit accounts funding interest earning assets.

      -- Interest Income. Investments. Total investment income was $2.3 million for the quarter ended March 31, 2004, compared to $2.7 million for the 2003 quarter. The decrease in total investment income was $429,000, or 15.8%, and was primarily attributable to a decrease in average balances, along with a decrease in market interest rates. The average balance of investments decreased $39.8 million, and the average yield on investments decreased 4 basis points, and from the first quarter of 2003 to the first quarter of 2004. The majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected remaining maturities of less than five years.

      -- Interest Income. Loans. Interest from loans was $11.3 million for the three months ended March 31, 2004, and represented a yield on total loans of 5.51%. This compares to $10.1 million of interest, and a yield of 5.97%, for the first quarter of 2003. Interest from commercial loans increased $526,000, or 11.2%, interest from residential mortgage loans increased $521,000, or 12.5%, and interest from consumer and other loans increased $140,000, or 10.9%, as increased average balances more than offset any decline in average yields. The average balance of the various components of the loan portfolio changed from the first quarter of 2003 as follows: commercial loans increased $52.8 million, or 18.2%, residential mortgage loans increased $65.3 million, or 21.9%, and consumer and other loans increased $21.3 million, or 21.9%. In response to declining market interest rates, the yields on the various loan portfolio components changed from the first quarter of 2003 as follows: commercial loans decreased 44 basis points, to 6.11%, residential mortgage loans decreased 43 basis points, to 5.17%, and consumer and other loans decreased 53 basis points, to 4.84%. Since its inception, the Company has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, automobile loans, as cash flows dictated. More recently, the Company has increased its residential mortgage and consumer loan origination capacities in response to strong demand for these products.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $370,000, or 7.3%, to $4.7 million for the three months ended March 31, 2004, from $5.1 million for the same period during 2003. The decrease in total interest expense was primarily attributable to a decrease in market interest rates. The overall average cost for interest-bearing liabilities decreased 39 basis points from 2.55% for the first quarter of 2003 to 2.16% for the first quarter of 2004. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the first quarter of 2003 as follows: NOW accounts decreased 17 basis points, to 1.16%; money market accounts increased 41 basis points, to 1.42% (as a result of growth in higher rate tiers); savings deposits decreased 41 basis points, to 1.17%; certificate of deposit accounts decreased 42 basis points, to 2.54%; and borrowings decreased 60 basis points to 3.81%. Meanwhile, the average balance of total interest-bearing liabilities increased $66.9 million, from $803.3 million in the first quarter of 2003 to $870.2 million in the first quarter of 2004, as NOW account average balances increased $31.1 million, or 31.1%, and FHLB borrowings increased $31.9 million, or 22.5%.

      -- Provision for Loan Losses. The provision for loan losses was $300,000 for the quarter ended March 31, 2004, down $100,000 from the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." Additions to the allowance for loan losses during the first quarter of 2004 were primarily in response to growth in total loans outstanding and concern for economic conditions. The allowance expressed as a percentage of total loans was 1.37% at March 31, 2004, compared to 1.36% at December 31, 2003. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income increased $82,000, or 4.3%, to $2.0 million for the first quarter of 2004, from $1.9 million for the first quarter of 2003. Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased $60,000, or 6.3%, from $952,000 for the three months ended March 31, 2003, to $1.0 million for the same period in 2004 in response to continued growth in checking and savings accounts. Gains from sales of investment securities and MBSs was $39,000, or 24.7%, higher in the 2004 period, as compared to the 2003 period. The gains in both of these periods resulted from the Company restructuring a portion of its investment portfolio and may not be present at these levels in future periods. Other income increased $104,000, or 48.1%, primarily from increased volumes of credit card and tuition payment transactions. Partially offsetting these increases, Commissions on loans originated for others decreased $92,000, or 84.4%, as mortgage loan refinancing activity declined significantly from the same quarter a year ago.

      -- Noninterest Expense. Noninterest expenses for the first quarter of 2004 increased a total of $702,000, or 10.2%, to $7.6 million from $6.9 million in 2003. This increase occurred primarily as a result of the overall growth of the Company and was centered in the following areas:
Salaries and employee benefits (up $595,000, or 18.0%), Occupancy and Equipment (up $127,000, or 13.5%), and Marketing (up $58,000, or 19.5%). In
addition to incurring increased operating costs as a result of the continuing growth in both loans and core deposits, the 2004 period includes incentive accruals which the 2003 period did not. Partially offsetting these increases was a decrease in Data processing (down $175,000, or 20.7%), as the 2003 period contained expenses associated with the Bank's data processing conversion that were not present in the 2004 period. The Company's efficiency ratio improved to 69.24% in 2004, from 70.64% in the 2003 period.

      -- Income Tax Expense. Income tax expense of $1.0 million was recorded for the three months ended March 31, 2004, compared to $785,000 for the same period during 2003. This represented total effective tax rates of 32.7% and 31.9%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with the utilization of a Rhode Island passive investment company has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At March 31, 2004, overnight investments, investment securities and MBSs available for sale amounted to $227.6 million, or 20.1% of total assets. This compares to $205.9 million, or 18.8% of total assets at December 31, 2003. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at March 31, 2004 was $75.3 million, as compared to $72.1 million at December 31, 2003. This increase of $3.2 million was the result of net income for the quarter of $2.1 million, plus proceeds from issuance of stock of $880,000 and increases in accumulated other comprehensive income of $803,000, less dividends of $557,000.

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

      As of March 31, 2004, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      The recent decision by the SEC to require the deconsolidation of "special purpose entities" under the Financial Accounting Standards Board's Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised," has lead to uncertainity regarding whether the FRB would disallow, or further limit, the inclusion of trust preferred securities in Tier I capital calculations. To date, the Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company's growth. If trust preferred securities are no longer available as a source of Tier I capital, the Company expects to use other forms of capital (e.g., common or preferred equity) to support its future growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:

                                                                   Minimum Required     Minimum Required
                                                                     For Capital        To Be Considered
                                                   Actual          Adequacy Purposes   "Well Capitalized"
                                              ----------------     -----------------   ------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                              ------     -----     ------     -----     ------     -----

At March 31, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)            $80,182     7.28%    $33,025    3.00%    $55,041     5.00%
Tier I capital (to risk weighted assets)       80,182    10.31%     31,122    4.00%     46,683     6.00%
Total capital (to risk weighted assets)        89,921    11.56%     62,244    8.00%     77,805    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)            $77,259     7.03%    $32,962    3.00%    $54,936     5.00%
Tier I capital (to risk weighted assets)       77,259     9.94%     31,103    4.00%     46,654     6.00%
Total capital (to risk weighted assets)        86,998    11.19%     62,205    8.00%     77,757    10.00%

At December 31, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)            $72,690     6.76%    $32,255    3.00%    $53,759     5.00%
Tier I capital (to risk weighted assets)       72,690     9.71%     29,954    4.00%     44,931     6.00%
Total capital (to risk weighted assets)        81,784    10.92%     59,908    8.00%     74,885    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)            $70,835     6.59%    $32,570    3.00%    $54,283     5.00%
Tier I capital (to risk weighted assets)       70,835     9.46%     29,938    4.00%     44,907     6.00%
Total capital (to risk weighted assets)        79,929    10.68%     59,876    8.00%     74,845    10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of March 31, 2004, net interest income simulation indicated that the Company's exposure to changing interest rates was outside of the 10% tolerance level established for the second year of a 200 basis point decline. This exposure primarily results from the unusually low current rates paid on deposit accounts and the extremely high prepayment speeds anticipated for mortgage-related assets if market rates declined 200 basis points. The current rates on many deposit accounts are so low, that they cannot decline 200 basis points without becoming negative. This results in a floor of zero percent for these deposit accounts, and this floor causes compression of the net
interest margin for modeling purposes.   The ALCO reviews the methodology
utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2004:

                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                    Dollar       Percent
                                    Change       Change
                                    ------       -------
                                   (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                 $   495       1.38%
Up 100 basis points                     362       1.01%
Down 100 basis points                  (109)     (0.30%)
Down 200 basis points                  (612)     (1.71%)

Subsequent Twelve Month Period:

Up 200 basis points                 $   532       1.48%
Up 100 basis points                     702       1.96%
Down 100 basis points                  (823)     (2.29%)
Down 200 basis points                (4,138)    (11.53%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2004, the Company's one year cumulative gap was a positive $65.0 million, or 5.75% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 38 to 40 of the Company's 2003 Annual Report to Shareholders.

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

      There was no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

               31.1   Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2   Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               Current report on Form 8-K dated January 27, 2004, announcing the Company's fiscal 2003 consolidated earnings.

                         BANCORP RHODE ISLAND, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Bancorp Rhode Island, Inc.


May 11, 2004                                        /s/  Merrill W. Sherman
------------                                        -----------------------
(Date)                                                   Merrill W. Sherman
                                                              President and
                                                    Chief Executive Officer


May 11, 2004                                      /s/  Albert R. Rietheimer
------------                                      -------------------------
(Date)                                                 Albert R. Rietheimer
                                                    Chief Financial Officer
                                                              and Treasurer