Form 10-Q
period 2004-06-30
BANCORP RHODE ISLAND INC
filed 2004-08-04
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.



                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended:  June 30, 2004


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

                               Not Applicable
            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)


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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 1, 2004:
                               --------------

   Common Stock - Par Value $0.01                 3,987,703 shares
   ------------------------------                 ----------------
               (class)                              (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX


                                                                           PAGE NUMBER
                                                                           -----------

            Cover Page                                                          1

            Index                                                               2

                       PART  I - FINANCIAL INFORMATION

Item 1      Financial Statements

                  Consolidated Balance Sheets                                   3

                  Consolidated Statements of Operations                         4

                  Consolidated Statements of Changes in
                   Shareholders' Equity                                         5

                  Consolidated Statements of Cash Flows                         6

                  Notes to Consolidated Financial Statements                  7 - 9

Item 2      Management's Discussion and Analysis                             10 - 25

Item 3      Quantitative and Qualitative Disclosures About Market Risk       26 - 27

Item 4      Controls and Procedures                                            27

                         PART II - OTHER INFORMATION

Item 1      Legal Proceedings                                                  28

Item 2      Changes in Securities                                              28

Item 3      Defaults upon Senior Securities                                    28

Item 4      Submission of Matters to a Vote of  Security Holders               28

Item 5      Other Information                                                  29

Item 6      Exhibits and Reports on Form 8-K                                   29

            Signature Page                                                     30

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                   June 30,      December 31,
                                                     2004            2003
                                                   --------      ------------
                                                        (In thousands)

ASSETS:
Cash and due from banks                           $   26,711      $   27,084
Overnight investments                                 16,007             733
                                                  ----------      ----------
      Total cash and cash equivalents                 42,718          27,817
Investment securities available for sale
 (amortized cost of $115,629 and $96,828,
 respectively)                                       115,157          98,595
Mortgage-backed securities available for sale
 (amortized cost of $153,414 and $106,028,
 respectively)                                       150,933         106,618
Stock in Federal Home Loan Bank of Boston             11,145           9,554
Loans receivable:
  Commercial loans                                   370,224         332,266
  Residential mortgage loans                         329,131         366,230
  Consumer and other loans                           140,644         115,786
                                                  ----------      ----------
      Total loans                                    839,999         814,282
  Less allowance for loan losses                     (11,475)        (11,078)
                                                  ----------      ----------
      Net loans                                      828,524         803,204
Premises and equipment, net                           13,031          12,457
Goodwill                                              10,766          10,766
Accrued interest receivable                            5,637           5,597
Investment in bank-owned life insurance               15,811          15,491
Prepaid expenses and other assets                      6,228           3,872
                                                  ----------      ----------
      Total assets                                $1,199,950      $1,093,971
                                                  ==========      ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                         $  179,608      $  159,916
  NOW accounts                                       132,520         129,398
  Money market accounts                               16,624          16,937
  Savings accounts                                   335,285         292,277
  Certificate of deposit accounts                    223,786         212,755
                                                  ----------      ----------
      Total deposits                                 887,823         811,283
Overnight and short-term borrowings                   16,380          13,460
Federal Home Loan Bank of Boston borrowings          198,788         176,759
Subordinated deferrable interest debentures           18,558          13,403
Other liabilities                                      5,741           6,959
                                                  ----------      ----------
      Total liabilities                            1,127,290       1,021,864
                                                  ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
 authorized 1,000,000 shares:
  Issued and outstanding:  none                           --              --
Common stock, par value $0.01 per share,
 authorized 11,000,000 shares:
  Issued and outstanding 3,970,003 shares and
   3,891,190 shares, respectively                         40              39
Additional paid-in capital                            42,450          41,439
Retained earnings                                     32,120          29,074
Accumulated other comprehensive income, net           (1,950)          1,555
                                                  ----------      ----------
      Total shareholders' equity                      72,660          72,107
                                                  ----------      ----------
      Total liabilities and shareholders'
       equity                                     $1,199,950      $1,093,971
                                                  ==========      ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                  -----------------------     -----------------------
                                                                    2004          2003          2004          2003
                                                                    ----          ----          ----          ----
                                                                         (In thousands, except per share data)

Interest and dividend income:
  Commercial loans                                                $   5,670     $   4,830     $  10,879     $   9,513
  Residential mortgage loans                                          4,242         4,323         8,937         8,497
  Consumer and other loans                                            1,552         1,336         2,981         2,625
  Mortgage-backed securities                                          1,211         1,332         2,332         2,812
  Investment securities                                               1,019           992         2,115         2,131
  Overnight investments                                                  42            45            65            84
  Federal Home Loan Bank of Boston stock dividends                       61            67           112           129
                                                                  ---------     ---------     ---------     ---------
      Total interest and dividend income                             13,797        12,925        27,421        25,791
                                                                  ---------     ---------     ---------     ---------
Interest expense:
  NOW accounts                                                          312           344           689           670
  Money market accounts                                                  50            24           105            52
  Savings accounts                                                      889         1,066         1,738         2,214
  Certificate of deposit accounts                                     1,371         1,520         2,765         3,120
  Overnight and short-term borrowings                                    31            38            66            89
  Federal Home Loan Bank of Boston borrowings                         1,772         1,799         3,525         3,561
  Subordinated deferrable interest debentures                           261            --           480            --
  Company-obligated mandatorily redeemable capital securities            --           140            --           277
                                                                  ---------     ---------     ---------     ---------
      Total interest expense                                          4,686         4,931         9,368         9,983
                                                                  ---------     ---------     ---------     ---------
      Net interest income                                             9,111         7,994        18,053        15,808
Provision for loan losses                                               200           400           500           800
                                                                  ---------     ---------     ---------     ---------
      Net interest income after provision for loan losses             8,911         7,594        17,553        15,008
                                                                  ---------     ---------     ---------     ---------
Noninterest income:
  Service charges on deposit accounts                                 1,206         1,043         2,218         1,995
  Commissions on nondeposit investment products                         268           232           446           406
  Income from bank-owned life insurance                                 154           205           319           408
  Loan related fees                                                      96           339           205           443
  Commissions on loans originated for others                             23            94            40           203
  Gain on sale of investment securities                                 144           279           341           333
  Gain on sale of mortgage-backed securities                             --            --            --           104
  Other income                                                          315           202           635           418
                                                                  ---------     ---------     ---------     ---------
      Total noninterest income                                        2,206         2,394         4,204         4,310
                                                                  ---------     ---------     ---------     ---------
Noninterest expense:
  Salaries and employee benefits                                      4,129         3,746         8,022         7,044
  Occupancy                                                             652           587         1,332         1,190
  Equipment                                                             402           377           788           713
  Data processing                                                       722           801         1,392         1,646
  Marketing                                                             420           298           775           595
  Professional services                                                 357           385           642           662
  Loan servicing                                                        253           210           531           438
  Loan workout and other real estate owned expense                       48           (14)           70             1
  Other expenses                                                        997           955         2,003         1,929
                                                                  ---------     ---------     ---------     ---------
      Total noninterest expense                                       7,980         7,345        15,555        14,218
                                                                  ---------     ---------     ---------     ---------
      Income before income taxes                                      3,137         2,643         6,202         5,100
Income tax expense                                                    1,042           881         2,043         1,666
                                                                  ---------     ---------     ---------     ---------
      Net income                                                  $   2,095     $   1,762     $   4,159     $   3,434
                                                                  =========     =========     =========     =========

Per share data:
  Basic earnings per common share                                 $    0.53     $    0.47     $    1.05     $    0.91
  Diluted earnings per common share                               $    0.50     $    0.43     $    0.99     $    0.85

  Average common shares outstanding - basic                       3,966,526     3,787,881     3,956,597     3,783,444
  Average common shares outstanding - diluted                     4,214,017     4,053,902     4,203,771     4,036,645

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                               Accumulated
                                                                                  Other
                                                                                 Compre-
                                                   Additional                    hensive
                                        Common      Paid-in       Retained       Income,
Six months ended June 30,               Stock       Capital       Earnings         Net          Total
                                        ------     ----------     --------     -----------      -----
                                                                (In thousands)

2003
----
Balance at December 31, 2002             $38        $40,134       $24,002        $ 2,253       $66,427
  Net income                              --             --         3,434             --         3,434
  Other comprehensive income,
   net of tax:
    Unrealized holding gain on
     securities available for sale,
     net of taxes of $305                                                            567           567
    Reclassification adjustment,
     net of taxes of $153                                                           (284)         (284)
                                                                                               -------
  Comprehensive income                                                                           3,717

  Exercise of stock options               --            134            --             --           134
  Exercise of stock warrants              --            100            --             --           100
  Common stock issued for incentive
   stock award, net                       --             17            --             --            17
  Dividends on common stock               --             --        (1,061)            --        (1,061)

                                         ---        -------       -------        -------       -------
Balance at June 30, 2003                 $38        $40,385       $26,375        $ 2,536       $69,334
                                         ===        =======       =======        =======       =======

2004
----
Balance at December 31, 2003             $39        $41,439       $29,074        $ 1,555       $72,107
  Net income                              --             --         4,159             --         4,159
  Other comprehensive income,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $1,690                                                       (3,280)       (3,280)
    Reclassification adjustment,
     net of taxes of $116                                                           (225)         (225)
                                                                                               -------
  Comprehensive income                                                                             654

  Exercise of stock options               --            294            --             --           294
  Exercise of stock warrants               1            699            --             --           700
  Common stock issued for incentive
   stock award, net                       --             18            --             --            18
  Dividends on common stock               --             --        (1,113)            --        (1,113)

                                         ---        -------       -------        -------       -------
Balance at June 30, 2004                 $40        $42,450       $32,120        $(1,950)      $72,660
                                         ===        =======       =======        =======       =======

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 ---------------------
                                                                                   2004         2003
                                                                                   ----         ----
                                                                                    (In thousands)

Cash flows from operating activities:
  Net income                                                                     $  4,159     $  3,434
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                   1,982        2,063
    Provision for loan losses                                                         500          800
    Gain on sale of investment securities                                            (341)        (333)
    Gain on sale of mortgage-backed securities                                         --         (104)
    Gain on sale of other real estate owned                                            --          (15)
    Income from bank-owned life insurance                                            (319)        (408)
    Compensation expense from restricted stock grant                                   18           17
    (Increase) decrease in:
      Accrued interest receivable                                                     (40)         497
      Prepaid expenses and other assets                                              (551)        (519)
    Increase (decrease) in:
      Other liabilities                                                            (1,218)       1,569
    Other, net                                                                         10           21
                                                                                 --------     --------
        Net cash provided (used) by operating activities                            4,200        7,022
                                                                                 --------     --------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                                     (5,039)     (12,144)
    Commercial loans                                                              (50,361)     (50,002)
    Consumer loans                                                                (49,080)     (28,581)
  Purchase of:
    Investment securities available for sale                                      (43,993)     (27,826)
    Mortgage-backed securities available for sale                                 (74,545)     (53,834)
    Residential mortgage loans                                                    (27,445)    (112,291)
    Federal Home Loan Bank of Boston stock                                         (1,591)      (1,251)
  Principal payments on:
    Investment securities available for sale                                       21,000       32,139
    Mortgage-backed securities available for sale                                  26,923       52,325
    Residential mortgage loans                                                     69,167       91,519
    Commercial loans                                                               12,423       17,024
    Consumer loans                                                                 24,051       17,102
  Proceeds from sale of investment securities                                       4,372       14,394
  Proceeds from sale of mortgage-backed securities                                     --       25,164
  Proceeds from sale of other real estate owned                                        --           56
  Capital expenditures for premises and equipment                                  (1,706)      (3,098)
                                                                                 --------     --------
        Net cash provided (used) by investing activities                          (95,824)     (39,304)
                                                                                 --------     --------

Cash flows from financing activities:
  Net increase in deposits                                                         76,540       21,026
  Net increase (decrease) in overnight and short-term borrowings                    2,920      (13,758)
  Proceeds from long-term borrowings                                               55,155       79,750
  Repayment of long-term borrowings                                               (27,971)     (55,998)
  Proceeds from issuance of common stock                                              994          234
  Dividends on common stock                                                        (1,113)      (1,061)
                                                                                 --------     --------
        Net cash provided (used) by financing activities                          106,525       30,193
                                                                                 --------     --------
  Net increase (decrease) in cash and cash equivalents                             14,901       (2,089)
  Cash and cash equivalents at beginning of period                                 27,817       42,959
                                                                                 --------     --------
  Cash and cash equivalents at end of period                                     $ 42,718     $ 40,870
                                                                                 ========     ========

Supplementary Disclosures:
  Cash paid for interest                                                         $  8,887     $ 10,150
  Cash paid for income taxes                                                        2,840        2,162
  Non-cash transactions:
    Change in other comprehensive income, net of taxes                             (3,505)         283

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

      Beginning December 31, 2003, the consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiary, the Bank, and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency).
The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised" on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. The Consolidated Statement of Operations for the 2003 periods also includes the results of BRI Statutory Trusts I, II and III (issuers of trust preferred securities). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)  Stock Based Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations at adoption, but may have a material impact sometime in the future if the Company were to elect the alternative method for accounting for stock-based employee compensation.

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

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------     -------------------------
                                                2004         2003              2004         2003
                                                ----         ----              ----         ----

Net income (in thousands):
  As reported                                   $2,095       $1,762            $4,159       $3,434
  Compensation cost, net of taxes (1)             (187)         (72)             (241)         (95)
                                                ------       ------            ------       ------
  Pro forma                                     $1,908       $1,690            $3,918       $3,339
                                                ======       ======            ======       ======

Earnings per common share:
  Basic:
    As reported                                 $ 0.53       $ 0.47            $ 1.05       $ 0.91
    Compensation cost, net of taxes (1)          (0.05)       (0.02)            (0.06)       (0.03)
                                                ------       ------            ------       ------
    Pro forma                                   $ 0.48       $ 0.45            $ 0.99       $ 0.88
                                                ======       ======            ======       ======
  Diluted:
    As reported                                 $ 0.50       $ 0.43            $ 0.99       $ 0.85
    Compensation cost, net of taxes (1)          (0.04)       (0.01)            (0.06)       (0.02)
                                                ------       ------            ------       ------
    Pro forma                                   $ 0.46       $ 0.42            $ 0.93       $ 0.83
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

(4)  Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $218,000 and $183,000 for the six months ending June 30, 2004 and 2003, respectively. Accrued liabilities associated with the SERPs were $1.1 million and $834,000 for June 30, 2004 and December 31, 2003, respectively.

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

      The Company's net interest income is the difference between its interest income and its cost of money. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. See discussion under "Results of Operations." Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates. This vulnerability is inherent to the business of banking and is commonly referred to as "interest rate risk."
How to measure such risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under "Interest Rate Risk."

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

      The Company's business strategy has been to concentrate its asset generation efforts on commercial loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core accounts." This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses, making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost.

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

      Total assets increased $106.0 million, or 9.7%, to $1.2 billion at June 30, 2004 from December 31, 2003. This increase was centered in the Company's commercial and consumer loan portfolios, along with its investment and mortgage-backed security portfolios, and was funded primarily by a combination of deposit and borrowings growth. Since the end of 2003, commercial loans increased $38.0 million, or 11.4%, consumer loans increased $24.9 million, or 21.5%, checking deposits (demand deposits and NOW accounts) increased $22.8 million, or 7.9%, savings accounts increased $43.0 million, or 14.7%, certificates of deposit increased $11.0 million, or 5.2%, and total borrowings increased $30.1 million, or 14.8%. Shareholders' equity was $72.7 million at June 30, 2004, and represented 6.1% of total assets, compared to $72.1 million, or 6.6% of total assets, at December 31, 2003.

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

Review of goodwill for impairment

      In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet National Bank of Connecticut and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company's balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 147 "Acquisitions of Certain Financial Institutions", the Company was required to cease amortizing this goodwill and to review it at least annually for impairment. Goodwill is evaluated for impairment using market value comparisons for similar institutions, such as price to earnings multiples, price to deposit multiples and price to equity multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company's specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs"), and stock in the FHLB) totaled $293.2 million, or 24.4% of total assets, at June 30, 2004, compared to $215.5 million, or 19.7% of total assets, at December 31, 2003. All $266.1 million of investment securities and MBSs at June 30, 2004 were classified as available for sale and carried a total of $3.0 million in net unrealized losses at the end of June. The increase in total investments of $77.7 million, or 36.1%, since the end of last year was the result of cash inflows from deposit growth, residential loan prepayments and borrowings being partially deployed in investments.

      -- Loans. Total loans were $840.0 million, or 70.0% of total assets, at June 30, 2004, compared to $814.3 million, or 74.4% of total assets, at December 31, 2003. The Company attempts to concentrate its asset growth in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $38.0 million, or 11.4%, during the first half of 2004. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in loan commitments). The Company is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Company also invests in short-term leases. These leases are primarily with the U.S. Government and its agencies. All leases are structured to achieve payment in full over the term of the lease and, absent default, are not dependent on residual collateral values.

      The consumer loan portfolio increased $24.9 million, or 21.5%, during the first two quarters of 2004. This growth has been centered in ten- to twenty-year fixed-rate home equity loans with maximum loan-to-values of 85%. In the current interest rate environment, these fixed-rate products provide an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue.

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

      The residential mortgage loan portfolio decreased $37.1 million, or 10.1%, since the beginning of the year as repayments ($69.2 million) were greater than originations ($5.0 million) and purchases ($27.4 million). Before purchasing residential mortgage loans, the Company performs a risk-adjusted analysis of the whole loans compared to MBSs and purchases the residential whole loans if there is sufficient spread versus the securitized product. During the second quarter of 2004, spreads on residential whole loans tightened and the Company believed that MBSs were a more attractive investment. As a result, the Company reduced its purchasing of residential mortgage loans and increased its purchasing of MBSs. At June 30, 2004, the Company did not have any commitments to purchase residential mortgage loans in the next 60 days.

      The following is a breakdown of loans receivable:


                                                 June 30,     December 31,
                                                   2004           2003
                                                 --------     ------------
                                                      (In thousands)

Commercial loans:
  Commercial real estate - nonowner occupied     $ 83,911       $ 78,083
  Commercial real estate - owner occupied          84,699         77,317
  Commercial and industrial                        81,625         67,925
  Small business                                   32,814         30,429
  Multi-family real estate                         32,107         28,730
  Construction                                     34,015         30,632
  Leases and other                                 21,430         19,548
                                                 --------       --------
    Subtotal                                      370,601        332,664
  Net deferred loan origination fees                 (377)          (398)
                                                 --------       --------
    Total commercial loans                       $370,224       $332,266
                                                 ========       ========

Residential mortgage loans:
  One- to four-family adjustable rate            $201,872       $232,543
  One- to four-family fixed rate                  125,529        131,743
                                                 --------       --------
    Subtotal                                      327,401        364,286
  Premium on loans acquired                         1,812          2,026
  Net deferred loan origination fees                  (82)           (82)
                                                 --------       --------
    Total residential mortgage loans             $329,131       $366,230
                                                 ========       ========

Consumer loans:
  Home equity - term loans                       $ 91,457       $ 68,523
  Home equity - lines of credit                    45,239         42,067
  Automobile                                          897          1,455
  Installment                                         483            662
  Savings secured                                     369            631
  Unsecured and other                               1,344          1,787
                                                 --------       --------
    Subtotal                                      139,789        115,125
  Premium on loans acquired                            27             44
  Net deferred loan origination costs                 828            617
                                                 --------       --------
    Total consumer loans                         $140,644       $115,786
                                                 ========       ========

    Total loans receivable                       $839,999       $814,282
                                                 ========       ========

      -- Deposits and Borrowings. Total deposits increased by $76.5 million, or 9.4%, during the first half of 2004, from $811.3 million, or 74.2% of total assets, at December 31, 2003, to $887.8 million, or 74.0% of total assets, at June 30, 2004. The slight decrease in the relative percentage of total assets resulted from a portion of the Company's asset growth being funded by FHLB borrowings and subordinated deferrable interest debentures. In addition, the composition of total deposits changed during 2004. Core deposit accounts (checking and savings) increased $65.5 million, or 10.9%, in the first half of 2004, while certificates of deposit increased $11.0 million, or 5.2%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth, but from time-to-time will promote certificates of deposit. At June 30, 2004, core deposit accounts comprised 74.8% of total deposits, compared to 73.8% of total deposits at December 31, 2003.

      The following table sets forth certain information regarding deposits:


                                                  June 30, 2004                      December 31, 2003
                                        ---------------------------------     --------------------------------
                                                     Percent     Weighted                 Percent     Weighted
                                                       of        Average                    of        Average
                                         Amount       Total        Rate        Amount      Total        Rate
                                         ------      -------     --------      ------     -------     --------
                                                                (Dollars in thousands)

NOW accounts                            $132,520      14.9%       0.90%       $129,398     16.0%       1.13%
Money market accounts                     16,624       1.9%       1.25%         16,937      2.1%       1.29%
Savings accounts                         335,285      37.8%       1.22%        292,277     36.0%       1.18%
Certificate of deposit accounts          223,786      25.2%       2.49%        212,755     26.2%       2.55%
                                        --------     -----                    --------    -----
    Total interest bearing deposits      708,215      79.8%       1.56%        651,367     80.3%       1.62%
Noninterest bearing accounts             179,608      20.2%         --         159,916     19.7%         --
                                        --------     -----                    --------    -----
    Total deposits                      $887,823     100.0%       1.25%       $811,283    100.0%       1.30%
                                        ========     =====        ====        ========    =====        ====

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time-to-time take advantage of these opportunities to fund asset growth. During the first half of 2004, FHLB borrowings increased $22.0 million, or 12.5%, as the Company sought to take advantage of lower borrowing rates to fund a portion of its asset growth. The proceeds from these new borrowings were primarily reinvested in the purchase of MBSs and allowed the Company to continue to grow its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At June 30, 2004, the Company had nonperforming assets of $381,000, which represented 0.03% of total assets. This compares to nonperforming assets of $2.5 million, or 0.23% of total assets, at December 31, 2003. The decline in nonperforming assets was primarily the result of the successful resolution of a commercial relationship aggregating $2.1 million. Total nonperforming assets at June 30, 2004, consisted of nonaccrual residential mortgage loans aggregating $173,000 and nonaccrual commercial loans aggregating $208,000. Included in nonaccrual loans were $148,000, at June 30, 2004, and $2.1 million, at December 31, 2003, of impaired loans. There were no specific reserves necessary against impaired loans at either June 30, 2004 or December 31, 2003. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets is very low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      Delinquencies. At June 30, 2004, loans with an aggregate balance of $9,000 were 60 to 89 days past due, a decrease of $588,000, or 98.5%, from the $597,000 reported at December 31, 2003. The majority of these loans at December 31, 2003 were residential mortgage loans and were secured. As with the level of nonperforming assets, management believes the level of delinquent loans is unusually low and that as the loan portfolio continues to grow and mature, or if economic conditions worsen, delinquencies could increase.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                     June 30,     December 31,
                                                                       2004           2003
                                                                     --------     ------------
                                                                      (Dollars in thousands)

Loans accounted for on a nonaccrual basis                             $ 381          $2,462
Loans past due 90 days or more, but still accruing                       --              --
Impaired loans (not included in nonaccrual loans)                        --              --
                                                                      -----          ------
    Total nonperforming loans                                           381           2,462
Other real estate owned                                                  --              --
                                                                      -----          ------
    Total nonperforming assets                                        $ 381          $2,462
                                                                      =====          ======

Delinquent loans 60-89 days past due                                  $   9          $  597

Nonperforming loans as a percent of total loans                        0.05%           0.30%
Nonperforming assets as a percent of total assets                      0.03%           0.23%
Delinquent loans 60-89 days past due as a percent of total loans       0.00%           0.07%

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

      At June 30, 2004, the Company had $3.5 million of assets that were classified as substandard. This compares to $5.5 million of assets that were classified as substandard at December 31, 2003. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2004, included in the assets that were classified as substandard, were $3.2 million of performing loans. This compares to $3.1 million of adversely classified performing loans as of December 31, 2003. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first half of 2004, the Company made provisions to the allowance for loan losses totaling $500,000 and had $103,000 of net charge-offs, bringing the balance in the allowance to $11.5 million, compared to $11.1 million at December 31, 2003. The allowance, expressed as a percentage of total loans, was 1.37% as of June 30, 2004, compared to 1.36% at the prior year end and stood at 3011.8% of nonperforming loans at June 30, 2004, compared to 450.0% of nonperforming loans at December 31, 2003.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of June 30, 2004, is adequate.

      A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $2.8 million at June 30, 2004, compared to $3.1 million at December 31, 2003.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended June 30, 2004 and 2003
-------------------------------------------------------

      -- General. The Company reported net income for the second quarter of 2004 of $2.1 million, up $333,000, or 18.9%, from the second quarter of 2003. Diluted earnings per common share were $0.50 for the second quarter of 2004, compared to $0.43 for the second quarter of 2003.

      The Company reported a return on average assets of 0.74% and a return on average equity of 11.45% for the 2004 period, as compared to a return on average assets of 0.68% and a return on average equity of 10.36% for the 2003 period.

      During the second quarter of 2003, the Company completed a significant investment in the future of the Bank by converting its core data processing system to a new service provider. This conversion resulted in approximately $300,000 of start-up charges for the 2003 quarter which were not present during the 2004 period.

      -- Net Interest Income. For the quarter ended June 30, 2004, net interest income was $9.1 million, compared to the $8.0 million reported for the 2003 period. The net interest margin for the second quarter of 2004 was 3.40% compared to a net interest margin of 3.29% for the 2003 period. The increase in net interest income of $1.1 million, or 14.0%, was primarily attributable to the continued growth of the Company. Average earnings assets were $102.1 million, or 10.5%, higher and average interest-bearing liabilities were $65.4 million, or 7.9%, higher, than the comparable period a year earlier. The increase of 11 basis points in the net interest margin primarily resulted from the growth in demand deposit accounts funding interest earning assets.

      -- Interest Income. Investments. Total investment income was $2.3 million for the quarter ended June 30, 2004, compared to $2.4 million for the second quarter of 2003. The decrease in total investment income of $103,000, or 4.2%, was primarily attributable to a decrease of $17.4 million, or 12.8%, in the average balance of MBSs between the two periods. The overall average balance of investments decreased $7.7 million, or 3.1%, while the overall average yield on investments decreased 4 basis points, from the second quarter of 2003 to the second quarter of 2004. The majority of the Company's investments are comprised of US Agency securities and MBSs with repricing periods or expected remaining maturities of less than five years.

      -- Interest Income. Loans. Interest from loans was $11.5 million for the three months ended June 30, 2004, and represented a yield on total loans of 5.51%. This compares to $10.5 million of interest, and a yield of 5.79%, for the second quarter of 2003. Interest from commercial loans increased $840,000, or 17.4%, and consumer and other loan income increased $216,000, or 16.2%, as increased average balances more than offset any decline in average yields. Declining market interest rates, coupled with increased prepayment activity, resulted in residential mortgage loan interest decreasing $81,000, or 1.9%, from the second quarter of 2003. The average balance of the various components of the loan portfolio changed from the second quarter of 2003 as follows: commercial loans increased $53.7 million, or 17.6%, consumer and other loans increased $27.8 million, or 27.1%, and residential mortgage loans increased $28.4 million, or 8.9%. In response to declining market interest rates, the yields on the various loan portfolio components changed as follows: residential mortgage loans decreased 54 basis points, to 4.91%; consumer and other loans decreased 44 basis points, to 4.79%; and commercial loans remained stable at 6.35%.
Since its inception, the Company has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, automobile loans, as cash flows dictated. More recently, the Company has increased its home equity loan origination capacity in response to strong demand for this product.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $245,000, or 5.0%, to $4.7 million for the three months ended June 30, 2004, from $4.9 million paid during the same period in 2003. The decrease in total interest expense was primarily attributable to a decrease in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 28 basis points from 2.40% for the second quarter of 2003, to 2.12% for the second quarter of 2004. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the second quarter of 2003 as follows: NOW accounts decreased 28 basis points, to 0.97%, savings accounts decreased 28 basis points, to 1.15%, certificate of deposit accounts decreased 39 basis points, to 2.49%, and borrowings decreased 25 basis points to 3.91%, while money market accounts increased 32 basis points, to 1.24% (primarily the result of increased balances in higher rate tiers). Meanwhile, the average balance of interest-bearing liabilities increased $65.4 million, from $823.0 million in the second quarter of 2003 to $888.4 million in the second quarter of 2004, as deposit growth, along with additional borrowings, were utilized to fund the Company's asset growth.

      -- Provision for Loan Losses. The provision for loan losses was $200,000 for the quarter ended June 30, 2004, down $200,000, or 50.0%, from the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." While nonperforming loans decreased significantly during the quarter and actual loan charge-offs were minimal, additions to the allowance for loan losses were made during the quarter in response to growth in total loans outstanding and concern for economic conditions. The allowance expressed as a percentage of total loans was 1.37% at June 30, 2004, compared to 1.36% at December 31, 2003. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income decreased $188,000, or 7.9%, to $2.2 million for the second quarter of 2004, from $2.4 million for the 2003 quarter. While the Company experienced growth in a number of its noninterest income categories, four of the categories experienced significant declines primarily as a result of changes in market interest rates between the two periods. On the positive side, Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased $163,000, or 15.6%, in response to continued growth in checking accounts and changes in how the Bank assesses NSF fees. Commissions on nondeposit investment products increased $36,000, or 15.5%, compared to the second quarter of 2003, as consumer interest in investment products rebounded. Other income increased $113,000, or 55.9%, primarily from commissions generated from sales of tax credits, along with increased credit card activity and tuition payment activity associated with the Bank's CampusMate(R) program. However, more than offsetting these increases, the Company realized $135,000, or 48.4%, less in Gains on sale of investment securities; $51,000, or 24.9%, less in Income from Bank Owned Life Insurance ("BOLI"); and $71,000, or 75.5%, less in Commissions on loans originated for others. In addition, the 2003 period contained the receipt of a loan prepayment penalty aggregating $246,000, which was not duplicated in the 2004 period.

      -- Noninterest Expense. Total noninterest expense for the second quarter of 2004 increased $635,000, or 8.6%, to $8.0 million from $7.3 million in 2003. This increase occurred primarily as a result of the overall growth of the Company, coupled with increased marketing efforts timed to correspond with the Bank of America acquisition of Fleet Bank, and was centered in the following areas: Salaries and employee benefits (up $383,000, or 10.2%), Occupancy and Equipment (up $90,000, or 9.3%) and Marketing (up $122,000, or 40.9%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the 2004 period includes incentive bonus accruals which the 2003 period did not. Partially offsetting these increases was a decrease in Data processing (down $79,000, or 9.9%), as the 2003 contained expenses associated with the Bank's data processing conversion that were not present in the 2004 period. The Company's efficiency ratio improved 20 basis points, from 70.71% for the second quarter of 2003, to 70.51% for the second quarter of 2004.

      -- Income Tax Expense. Income tax expense of $1.0 million was recorded for the quarter ended June 30, 2004, compared to $881,000 for the 2003 period. This represented total effective tax rates of 33.2% and 33.3%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

Comparison of Six Months Ended June 30, 2004 and 2003
-----------------------------------------------------

      -- General. Net income for the first half of 2004, increased $725,000, or 21.1%, to $4.2 million, or $0.99 per diluted common share, from $3.4 million, or $0.85 per diluted common share, for the first half of 2003.

      This performance represented a return on average assets of 0.74% and a return on average equity of 11.36% for the 2004 period, as compared to a return on average assets of 0.68% and a return on average equity of 10.27% for the 2003 period.

      During the first half of 2003, the Company made some significant investments in the future of the Bank, including converting to a new core data processing system in May, as well as opening a new Operations Center in January. These investments included start-up charges of approximately $600,000 during the first half of 2003 which were not present during the 2004 period.

      -- Net Interest Income. For the six months ended June 30, 2004, net interest income was $18.1 million, compared to $15.8 million for the first half of 2003. The net interest margin for the first six months of 2004 was 3.41% compared to a net interest margin of 3.31% for the 2003 period. The increase in net interest income of $2.2 million, or 14.2%, was primarily attributable to the overall growth of the Company. Average earning assets increased $102.3 million, or 10.6%, and average interest-bearing liabilities increased $65.4 million, or 8.0%, over the comparable period a year earlier. The increase of 10 basis points in the net interest margin was primarily caused by a slowdown in prepayment activity on mortgage related assets, coupled with continued growth in demand deposit balances (which do not pay interest).

      -- Interest Income. Investments. Total investment income was $4.6 million for the six months ended June 30, 2004, compared to $5.2 million for the first half of 2003. This decrease in total investment income of $532,000, or 10.3%, was primarily attributable to a $25.4 million, or 18.7%, decrease in the average balance of MBSs, coupled with a 7 basis point decrease in the overall yield on investments, from 4.04% in 2003, to 3.97% in 2004, in response to lower market interest rates and increased prepayment activity.

      -- Interest Income. Loans. Interest from loans was $22.8 million for the six months ended June 30, 2004, and represented a yield on total loans of 5.51%. This compares to $20.6 million of interest, and a yield of 5.88%, for the first half of 2003. Increased interest income resulting from growth in the average balance of loans of $124.5 million, or 17.7%, was partially offset by a decrease in the average yield of loans of 37 basis points. The decrease in the average yield on loans resulted from the drop in market interest rates and increased prepayment activity that has occurred over the past year. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $53.2 million, or 17.9%; residential mortgage loans increased $46.8 million, or 15.2%; and consumer and other loans increased $24.5 million, or 24.6%. The average yield on the various components of the loan portfolio changed as follows: commercial loans decreased 23 basis points, to 6.23%; residential mortgage loans decreased 48 basis points, to 5.04%; and consumer and other loans
decreased 49 basis points, to 4.82%.   The Company has continued to
concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Bank can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $615,000, or 6.2%, to $9.4 million for the six months ended June 30, 2004, compared to $10.0 million for the same period during 2003. The decrease in total interest was primarily attributable to the drop in market interest rates over the past year and was partially offset by growth in deposit and borrowing balances. The overall average cost for interest-bearing liabilities decreased 33 basis points from 2.48% for the first half of 2003, to 2.15% for the first half of 2004. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $65.4 million, or 8.0%, from $812.5 million in 2003, to $877.9 million in 2004. The Company continued to experience strong average balance growth in core deposit accounts, specifically NOW accounts (up $24.3 million, or 22.9%), primarily from growth in the Asset Manager product (a premium rate checking product). In addition, the Company increased its utilization of FHLB borrowings (up $21.5 million, or 14.1%) and subordinated deferrable interest debentures (up $7.9 million, or 98.9%).

      -- Provision for Loan Losses. The provision for loan losses was $500,000 for the six months ended June 30, 2004, compared to $800,000 for the same period last year. The allowance, expressed as a percentage of total loans, was 1.37% as of June 30, 2004, compared to 1.36% at the prior year-end and stood at 3011.8% of nonperforming loans at June 30, 2004, compared to 450.0% of nonperforming loans at December 31, 2003. While total nonperforming loans decreased from the end of last year, net charge-offs have increased slightly from the 2003 period. Net charge-offs for the six month period ending June 30, 2004 were $103,000, compared to $65,000 for the six month period ending June 30, 2003. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income decreased $106,000, or 2.5%, from $4.3 million for the first half of 2003, to $4.2 million for the first six months of 2004. While the Company experienced growth in a number of its noninterest income categories, a few of the categories declined between the two periods. On the positive side, Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased

$223,000, or 11.2%, in response to continued growth in checking accounts and NSF fee enhancements. Commissions on nondeposit investment products increased $40,000, or 9.9%, as consumer interest in investment products rebounded. Other income increased $217,000, or 51.9%, primarily from commissions generated from sales of tax credits, along with increased credit card and tuition payment activity. However, more than offsetting these increases, the Company realized $96,000, or 22.0%, less in Gains on sale of investment securities and MBSs; $89,000, or 21.8%, less in Income from BOLI; and $163,000, or 80.3%, less in Commissions on loans originated for others. Lastly, the 2003 period contained a loan prepayment penalty aggregating $246,000, which was not present in the 2004 period.

      -- Noninterest Expense. Noninterest expenses for the first half of 2004 increased a total of $1.3 million, or 9.4%, to $15.6 million. This increase occurred primarily as a result of the continued overall growth of the Company and was centered in the following areas: Salaries and employee benefits (up $978,000, or 13.9%), Occupancy and Equipment (up $217,000, or 11.4%), Marketing (up $180,000, or 30.3%), Loan Servicing (up $93,000, or
21.2%) and Other expenses (up $74,000, or 3.8%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the 2004 period includes incentive bonus accruals which the 2003 period did not. Partially offsetting these increases was a decrease in Data processing (down $254,000, or 15.4%) as the 2003 contained expenses associated with the Bank's data processing conversion that were not present in the 2004 period. The Company's efficiency ratio improved to 69.89% for the 2004 period, from 70.67% for the 2003 period.

      -- Income Tax Expense. The Company recorded income tax expense of $2.0 million for the first half of 2004, compared to $1.7 million for the same period during 2003. This represented total effective tax rates of 32.9% and 32.7%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At June 30, 2004, overnight investments, investment securities and MBSs available for sale amounted to $282.1 million, or 23.5% of total assets. This compares to $205.9 million, or 18.8% of total assets at December 31, 2003. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at June 30, 2004 was $72.7 million, as compared to $72.1 million at December 31, 2003. This increase of $553,000 was primarily the result of net income for the six months of $4.2 million, plus proceeds from issuance of stock of $994,000, less dividends of $1.1 million and reductions in other comprehensive income of $3.5 million.

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

      As of June 30, 2004, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      The recent decision by the SEC to require the deconsolidation of "special purpose entities" under the Financial Accounting Standards Board's Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised," has lead to uncertainty regarding whether the FRB would disallow, or further limit, the inclusion of trust preferred securities in Tier I capital calculations. To date, the Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company's growth. If trust preferred securities are no longer available as a source of Tier I capital, the Company expects to use other forms of capital (e.g., common or preferred equity) to support its future growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                    Minimum  Required      Minimum Required
                                                                       For Capital         To Be Considered
                                                   Actual           Adequacy Purposes     "Well Capitalized"
                                             ------------------     -----------------     ------------------
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
                                             ------      -----      ------      -----     ------      -----

At June 30, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $81,843      7.21%     $34,051     3.00%     $56,752      5.00%
Tier I capital (to risk weighted assets)      81,843     10.05%      32,590     4.00%      48,886      6.00%
Total capital (to risk weighted assets)       92,037     11.30%      65,181     8.00%      81,476     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $78,756      6.94%     $34,039     3.00%     $56,732      5.00%
Tier I capital (to risk weighted assets)      78,756      9.67%      32,568     4.00%      48,852      6.00%
Total capital (to risk weighted assets)       88,950     10.92%      65,136     8.00%      81,420     10.00%

At December 31, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $72,690      6.76%     $32,255     3.00%     $53,759      5.00%
Tier I capital (to risk weighted assets)      72,690      9.71%      29,954     4.00%      44,931      6.00%
Total capital (to risk weighted assets)       81,784     10.92%      59,908     8.00%      74,885     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $70,835      6.59%     $32,570     3.00%     $54,283      5.00%
Tier I capital (to risk weighted assets)      70,835      9.46%      29,938     4.00%      44,907      6.00%
Total capital (to risk weighted assets)       79,929     10.68%      59,876     8.00%      74,845     10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12-months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of June 30, 2004, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology. While the ALCO reviews simulation assumptions and methodology to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity and prepayment characteristics of individual products may differ from the estimates used in the simulations.

      The following table presents the estimated impact of changes in market interest rates on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2004:


                                      Estimated Exposure
                                    to Net Interest Income
                                    ----------------------
                                      Dollar      Percent
                                      Change      Change
                                      ------      -------
                                    (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                  $  (103)     (0.26%)
Up 100 basis points                      106       0.27%
Down 100 basis points                     50       0.13%
Down 200 basis points                   (211)     (0.54%)

Subsequent Twelve Month Period:

Up 200 basis points                  $  (973)     (2.44%)
Up 100 basis points                       78       0.20%
Down 100 basis points                   (366)     (0.92%)
Down 200 basis points                 (3,330)     (8.36%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2004, the Company's one year cumulative gap was a negative $31.6 million, or 2.64% of total assets.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      At the Annual Meeting of Shareholders, held May 19, 2004, holders of Common Stock elected the Board's nominees to the Board of Directors, ratified the appointment of independent public accountants and amended and restated the Company's 2002 Incentive and Non-Qualified Stock Option Plan, now renamed the "2002 Equity Incentive Plan".

      The vote for Class II director nominees with terms expiring in 2007 was:

                                       FOR        WITHHELD

            John R. Berger          3,752,346      25,740
            Karl F. Ericson         3,752,146      25,940
            Margaret D. Farrell     3,690,334      87,752
            Mark E. Feinstein       3,752,246      25,840
            Pablo Rodriquez         3,674,674     103,412


      The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

               FOR        AGAINST     ABSTAIN

            3,769,728      6,578       1,780


      The vote for amending and restating the Company's 2002 Incentive and Non-Qualified Stock Option Plan to provide for the grant of restricted stock, phantom stock, performance shares and other forms of equity based compensation and to rename such plan the "2002 Equity Incentive Plan" was:

                                                   BROKER
               FOR        AGAINST     ABSTAIN     NON-VOTE

            2,247,505     225,539     150,330     1,154,712

ITEM 5.  OTHER INFORMATION

      No information to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            3.2     By-laws, as amended through May 19, 2004.

           10.13 2002 Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 13, 2004).

           31.1     Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2     Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

           Current Report on Form 8-K dated April 20, 2004, announcing the Company's first quarter consolidated earnings.

                         BANCORP RHODE ISLAND, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Bancorp Rhode Island, Inc.



August 3, 2004                           /s/  Merrill W. Sherman
--------------                           -----------------------
    (Date)                                    Merrill W. Sherman
                                                   President and
                                         Chief Executive Officer



August 3, 2004                         /s/  Albert R. Rietheimer
--------------                         -------------------------
    (Date)                                  Albert R. Rietheimer
                                         Chief Financial Officer
                                                   and Treasurer