Form 10-Q
period 2004-09-30
BANCORP RHODE ISLAND INC
filed 2004-11-10
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                    For quarter ended: September 30, 2004


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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 8, 2004:
                               ----------------

      Common Stock - Par Value $0.01                4,008,254 shares
      ------------------------------                ----------------
                  (class)                             (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX


                                                                        PAGE NUMBER
                                                                        -----------

          Cover Page                                                         1

          Index                                                              2

                       PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

                Consolidated Balance Sheets                                  3

                Consolidated Statements of Operations                        4

                Consolidated Statements of Changes in
                 Shareholders' Equity                                        5

                Consolidated Statements of Cash Flows                        6

                Notes to Consolidated Financial Statements                 7 - 9

Item 2    Management's Discussion and Analysis                            10 - 25

Item 3    Quantitative and Qualitative Disclosures About Market Risk      26 - 27

Item 4    Controls and Procedures                                           27

                         PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                 28

Item 2    Changes in Securities                                             28

Item 3    Defaults upon Senior Securities                                   28

Item 4    Submission of Matters to a Vote of Security Holders               28

Item 5    Other Information                                                 28

Item 6    Exhibits and Reports on Form 8-K                                  28

          Signature Page                                                    29

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets


                                                 September 30,    December 31,
                                                      2004            2003
                                                 -------------    ------------
                                                         (In thousands)
                                                          (Unaudited)

ASSETS:
Cash and due from banks                           $   22,981       $   27,084
Overnight investments                                  3,965              733
                                                  ----------       ----------
      Total cash and cash equivalents                 26,946           27,817
Investment securities available for sale
 (amortized cost of $106,508 and $96,828,
 respectively)                                       107,971           98,595
Mortgage-backed securities available for sale
 (amortized cost of $156,879 and $106,028,
 respectively)                                       157,069          106,618
Stock in Federal Home Loan Bank of Boston             11,865            9,554
Loans receivable:
  Commercial loans                                   392,016          332,266
  Residential mortgage loans                         316,726          366,230
  Consumer and other loans                           160,348          115,786
                                                  ----------       ----------
      Total loans                                    869,090          814,282
  Less allowance for loan losses                     (11,673)         (11,078)
                                                  ----------       ----------
      Net loans                                      857,417          803,204
Premises and equipment, net                           12,597           12,457
Goodwill                                              10,766           10,766
Accrued interest receivable                            5,687            5,597
Investment in bank-owned life insurance               15,969           15,491
Prepaid expenses and other assets                      4,644            3,872
                                                  ----------       ----------
      Total assets                                $1,210,931       $1,093,971
                                                  ==========       ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                         $  177,953       $  159,916
  NOW accounts                                       116,082          129,398
  Money market accounts                               16,096           16,937
  Savings accounts                                   357,092          292,277
  Certificate of deposit accounts                    218,825          212,755
                                                  ----------       ----------
      Total deposits                                 886,048          811,283
Overnight and short-term borrowings                   11,239           13,460
Federal Home Loan Bank of Boston borrowings          210,789          176,759
Subordinated deferrable interest debentures           18,558           13,403
Other liabilities                                      6,827            6,959
                                                  ----------       ----------
      Total liabilities                            1,133,461        1,021,864
                                                  ----------       ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
 authorized 1,000,000 shares:
  Issued and outstanding: none                            --               --
Common stock, par value $0.01 per share,
 authorized 11,000,000 shares:
  Issued and outstanding 4,006,254 shares and
   3,891,190 shares, respectively                         40               39
Additional paid-in capital                            42,642           41,439
Retained earnings                                     33,698           29,074
Accumulated other comprehensive income, net            1,090            1,555
                                                  ----------       ----------
      Total shareholders' equity                      77,470           72,107
                                                  ----------       ----------
      Total liabilities and shareholders'
       equity                                     $1,210,931       $1,093,971
                                                  ==========       ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations


                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                 -----------------------    ----------------------
                                                                    2004          2003         2004         2003
                                                                 ---------     ---------    ---------    ---------
                                                                       (In thousands, except per share data)
                                                                                    (Unaudited)

Interest and dividend income:
  Commercial loans                                               $   5,891     $   4,975    $  16,770    $  14,488
  Residential mortgage loans                                         4,081         4,444       13,018       12,941
  Consumer and other loans                                           1,882         1,284        4,863        3,909
  Mortgage-backed securities                                         1,714           973        4,046        3,785
  Investment securities                                              1,240           854        3,355        2,985
  Overnight investments                                                 17            59           82          143
  Federal Home Loan Bank of Boston stock dividends                      85            69          197          198
                                                                 ---------     ---------    ---------    ---------
      Total interest and dividend income                            14,910        12,658       42,331       38,449
                                                                 ---------     ---------    ---------    ---------
Interest expense:
  NOW accounts                                                         272           333          961        1,003
  Money market accounts                                                 55            27          160           79
  Savings accounts                                                   1,088           922        2,826        3,136
  Certificate of deposit accounts                                    1,411         1,458        4,176        4,578
  Overnight and short-term borrowings                                   38            20          104          109
  Federal Home Loan Bank of Boston borrowings                        1,924         1,803        5,449        5,364
  Subordinated deferrable interest debentures                          276            --          756           --
  Company-obligated mandatorily redeemable capital securities           --           203           --          480
                                                                 ---------     ---------    ---------    ---------
      Total interest expense                                         5,064         4,766       14,432       14,749
                                                                 ---------     ---------    ---------    ---------
      Net interest income                                            9,846         7,892       27,899       23,700
Provision for loan losses                                              200           400          700        1,200
                                                                 ---------     ---------    ---------    ---------
      Net interest income after provision for loan losses            9,646         7,492       27,199       22,500
                                                                 ---------     ---------    ---------    ---------
Noninterest income:
  Service charges on deposit accounts                                1,156           957        3,374        2,952
  Commissions on nondeposit investment products                        312           220          758          626
  Income from bank-owned life insurance                                159           171          478          579
  Loan related fees                                                    104           127          309          570
  Commissions on loans originated for others                            12           128           52          331
  Gain (loss) on sale of investment securities                          (9)          348          332          681
  Gain (loss) on sale of mortgage-backed securities                     --            --           --          104
  Other income                                                         303           283          938          701
                                                                 ---------     ---------    ---------    ---------
      Total noninterest income                                       2,037         2,234        6,241        6,544
                                                                 ---------     ---------    ---------    ---------
Noninterest expense:
  Salaries and employee benefits                                     4,566         3,697       12,588       10,741
  Occupancy                                                            675           595        2,007        1,785
  Equipment                                                            409           389        1,197        1,102
  Data processing                                                      664           599        2,056        2,245
  Marketing                                                            270           235        1,045          830
  Professional services                                                512           289        1,154          951
  Loan servicing                                                       239           270          770          708
  Loan workout and other real estate owned expense                       8            33           78           34
  Other expenses                                                     1,038           930        3,041        2,859
                                                                 ---------     ---------    ---------    ---------
      Total noninterest expense                                      8,381         7,037       23,936       21,255
                                                                 ---------     ---------    ---------    ---------
      Income before income taxes                                     3,302         2,689        9,504        7,789
Income tax expense                                                   1,124           904        3,167        2,570
                                                                 ---------     ---------    ---------    ---------
      Net income                                                 $   2,178     $   1,785    $   6,337    $   5,219
                                                                 =========     =========    =========    =========

Per share data:
  Basic earnings per common share                                $    0.55     $    0.47    $    1.60    $    1.37
  Diluted earnings per common share                              $    0.52     $    0.44    $    1.50    $    1.29

  Average common shares outstanding - basic                      3,988,311     3,830,461    3,967,168    3,799,116
  Average common shares outstanding - diluted                    4,228,666     4,084,174    4,212,009    4,052,699

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity


                                                                           Accumulated
                                                                              Other
                                                                             Compre-
                                                 Additional                  hensive
                                       Common     Paid-in      Retained      Income,
Nine months ended September 30,        Stock      Capital      Earnings        Net         Total
                                       ------    ----------    --------    -----------     -----
                                                             (In thousands)
                                                              (Unaudited)

2003
----
Balance at December 31, 2002            $38       $40,134      $24,002      $ 2,253       $66,427
  Net income                             --            --        5,219           --         5,219
  Other comprehensive income,
   net of tax:
    Unrealized holding gain on
     securities available for sale,
     net of taxes of $315                                                      (612)         (612)
    Reclassification adjustment,
     net of taxes of $267                                                      (518)         (518)
                                                                                          -------
  Comprehensive income                                                                      4,089

  Exercise of stock options              --           415           --           --           415
  Exercise of stock warrants              1           662           --           --           663
  Common stock issued for incentive
   stock award, net                      --            26           --           --            26
  Dividends on common stock              --            --       (1,598)          --        (1,598)
                                        ---       -------      -------      -------       -------

Balance at September 30, 2003           $39       $41,237      $27,623      $ 1,123       $70,022
                                        ===       =======      =======      =======       =======

2004
----
Balance at December 31, 2003            $39       $41,439      $29,074      $ 1,555       $72,107
  Net income                             --            --        6,337           --         6,337
  Other comprehensive income,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $127                                                      (246)         (246)
    Reclassification adjustment,
     net of taxes of $113                                                      (219)         (219)
                                                                                          -------
  Comprehensive income                                                                      5,872

  Exercise of stock options              --           478           --           --           478
  Exercise of stock warrants              1           699           --           --           700
  Common stock issued for incentive
   stock award, net                      --            26           --           --            26
  Dividends on common stock              --            --       (1,713)          --        (1,713)
                                        ---       -------      -------      -------       -------

Balance at September 30, 2004           $40       $42,642      $33,698      $ 1,090       $77,470
                                        ===       =======      =======      =======       =======

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                   2004          2003
                                                                                   ----          ----
                                                                                     (In thousands)
                                                                                       (Unaudited)

Cash flows from operating activities:
  Net income                                                                     $   6,337     $   5,219
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                    2,840         3,512
    Provision for loan losses                                                          700         1,200
    Gain on sale of investment securities                                             (332)         (681)
    Gain on sale of mortgage-backed securities                                          --          (104)
    Gain on sale of other real estate owned                                             --           (15)
    Income from bank-owned life insurance                                             (478)         (579)
    Compensation expense from restricted stock grant                                    26            26
    (Increase) decrease in:
      Accrued interest receivable                                                      (90)          557
      Prepaid expenses and other assets                                               (533)         (447)
    Increase (decrease) in:
      Other liabilities                                                               (132)         (329)
    Other, net                                                                          21            75
                                                                                 ---------     ---------
        Net cash provided by operating activities                                    8,359         8,434
                                                                                 ---------     ---------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                                      (7,429)      (22,645)
    Commercial loans                                                               (82,835)      (72,065)
    Consumer loans                                                                 (75,437)      (41,719)
  Purchase of:
    Investment securities available for sale                                       (48,993)      (53,844)
    Mortgage-backed securities available for sale                                  (88,660)      (62,812)
    Residential mortgage loans                                                     (37,494)     (217,473)
    Federal Home Loan Bank of Boston stock                                          (2,311)       (1,251)
  Principal payments on:
    Investment securities available for sale                                        31,000        54,085
    Mortgage-backed securities available for sale                                   37,509        88,269
    Residential mortgage loans                                                      93,898       170,479
    Commercial loans                                                                23,138        34,507
    Consumer loans                                                                  30,623        28,618
  Proceeds from sale of investment securities                                        8,428        22,788
  Proceeds from sale of mortgage-backed securities                                      --        25,164
  Proceeds from sale of other real estate owned                                         --            56
  Capital expenditures for premises and equipment                                   (1,861)       (3,890)
                                                                                 ---------     ---------
        Net cash used by investing activities                                     (120,424)      (51,733)
                                                                                 ---------     ---------

Cash flows from financing activities:
  Net increase in deposits                                                          74,765        38,501
  Net increase (decrease) in overnight and short-term borrowings                    (2,221)      (14,671)
  Proceeds from long-term borrowings                                               119,155        99,750
  Repayment of long-term borrowings                                                (79,970)      (61,959)
  Proceeds from issuance of common stock                                             1,178         1,078
  Dividends on common stock                                                         (1,713)       (1,598)
                                                                                 ---------     ---------
        Net cash provided by financing activities                                  111,194        61,101
                                                                                 ---------     ---------
  Net (decrease) increase in cash and cash equivalents                                (871)       17,802
  Cash and cash equivalents at beginning of period                                  27,817        42,959
                                                                                 ---------     ---------
  Cash and cash equivalents at end of period                                     $  26,946     $  60,761
                                                                                 =========     =========

Supplementary Disclosures:
  Cash paid for interest                                                         $  14,074     $  15,026
  Cash paid for income taxes                                                         3,777         2,367
  Non-cash transactions:
    Change in other comprehensive income, net of taxes                                (465)       (1,130)

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

      On March 31, 2004, the FASB issued Exposure Draft "Share-Based Payment
- An Amendment to FASB Statement No. 123 and 95." The Exposure Draft concluded that all companies should expense the fair value of employee stock options using either the modified prospective grant-date measurement approach, or the modified retrospective grant-date measurement approach, as defined in SFAS 123. Compensation cost would be recognized in the financial statements prospectively over the requisite service period for interim periods beginning after June 15, 2005, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value method of accounting. A final Statement is expected in the fourth quarter of 2004. We are still assessing the impact of the proposed Statement on our financial statements. Until the new Statement is issued, the provisions of SFAS 123 and SFAS 148 remain in effect.

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                            ------------------     -----------------
                                             2004       2003        2004       2003
                                             ----       ----        ----       ----

Net income (in thousands):
  As reported                               $2,178     $1,785      $6,337     $5,219
  Compensation cost, net of taxes (1)         (142)       (47)       (383)      (142)
                                            ------     ------      ------     ------
  Pro forma                                 $2,036     $1,738      $5,954     $5,077
                                            ======     ======      ======     ======

Earnings per common share:
  Basic:
    As reported                             $ 0.55     $ 0.47      $ 1.60     $ 1.37
    Compensation cost, net of taxes (1)      (0.04)     (0.01)      (0.10)     (0.04)
                                            ------     ------      ------     ------
    Pro forma                               $ 0.51     $ 0.46      $ 1.50     $ 1.33
                                            ======     ======      ======     ======
  Diluted:
    As reported                             $ 0.52     $ 0.44      $ 1.50     $ 1.29
    Compensation cost, net of taxes (1)      (0.03)     (0.01)      (0.09)     (0.04)
                                            ------     ------      ------     ------
    Pro forma                               $ 0.49     $ 0.43      $ 1.41     $ 1.25
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

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $330,000 and $282,000 for the nine months ending September 30, 2004 and 2003, respectively. Accrued liabilities associated with the SERPs were $1.2 million and $834,000 for September 30, 2004 and December 31, 2003, respectively.

(5)   Recent Accounting Developments

      At the November 2003 meeting of FASB's Emerging Issues Task Force ("EITF"), the EITF reached consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The Company adopted the EITF's recommendations on December 31, 2003, and has provided additional disclosures regarding any possible other-than-temporarily impaired investments in the footnotes to its 2003 Annual Report to Shareholders. Adoption of these recommendations did not have a material impact on the Company's financial position or results of operations. The guidance also dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss.

      In September 2004, the EITF issued EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments'", which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments'." EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company's financial position or results of operations.

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

      The quality of the Company's assets also influences its earnings. Loans that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan losses as a result of its estimates as to probable future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company assumes in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality."

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

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of 84% (based upon June 2004 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, Bank Rhode Island's primary marketplace.

      Competition for loans and deposits has intensified in recent months. With Bank of America entering New England for the first time earlier this year, numerous institutions in the market have heightened their advertising and promotional product offerings.

      Currently, approximately 80% of the Company's revenues are dependent on its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 13% in 1999, to 20% in 2004, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products.

      Future operating results will depend on the Company's ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, while controlling the growth of its noninterest or operating expenses.

      Total assets increased $117.0 million, or 10.7%, to $1.2 billion at September 30, 2004 from December 31, 2003. This increase was centered in the Company's commercial and consumer loan portfolios, along with its mortgage-backed security portfolio, and was funded primarily by a combination of deposit and borrowings growth. Since the end of 2003, commercial loans increased $59.8 million, or 18.0%, consumer loans increased $44.6 million, or 38.5%, mortgage-backed securities increased $50.5 million, or 47.3%, total deposits increased $74.8 million, or 9.2%, and total borrowings increased $37.0 million, or 18.2%. Shareholders' equity was $77.5 million at September 30, 2004, and represented 6.4% of total assets, compared to $72.1 million, or 6.6% of total assets, at December 31, 2003.

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

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs") and stock in the FHLB) totaled $280.9 million, or 23.2% of total assets, at September 30, 2004, compared to $215.5 million, or 19.7% of total assets, at December 31, 2003. All $265.0 million of investment securities and MBSs at September 30, 2004 were classified as available for sale and carried a total of $1.7 million in net unrealized gains at the end of September. The increase in total investments of $65.4 million, or 30.3%, since the end of last year was the result of cash inflows from deposit growth, residential loan prepayments and borrowings being partially deployed in MBSs.

      -- Loans. Total loans were $869.1 million, or 71.8% of total assets, at September 30, 2004, compared to $814.3 million, or 74.4% of total assets, at December 31, 2003. The Company attempts to concentrate its asset growth in its loan portfolios to maximize the yield on new assets and to take advantage of continued strong demand for both commercial and home equity loan products in its market area.

      The commercial loan portfolio (consisting of commercial & industrial, small business, leases, commercial real estate, multi-family real estate, and construction loans) increased $59.8 million, or 18.0%, during the first nine months of 2004. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in loan commitments). The Company is also active in small business lending (loans of $250,000 or less) in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in Rhode Island and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Company also invests in short-term leases. During the first nine months of 2004, the Company purchased $21.1 million of leases from a third party with the U.S. Government and its agencies as the principal lessees. All of these leases are structured to achieve payment in full over the term of the lease and, absent default, are not dependent on residual collateral values.

      The consumer loan portfolio increased $44.6 million, or 38.5%, during the first nine months of 2004. This growth has been centered in ten- to twenty-year fixed-rate home equity loans with maximum loan-to-values of 85%. In the current interest rate environment, these fixed-rate products provide an attractive alternative to first-mortgage refinances and the Company anticipates that growth in this product will continue. The remaining consumer loan growth has been in home equity lines of credit, which provide the Company with a floating rate asset for interest rate risk management purposes.

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

      The residential mortgage loan portfolio decreased $49.5 million, or 13.5%, since the beginning of the year as repayments ($90.9 million) were greater than originations ($7.4 million) and purchases ($34.5 million). Before purchasing residential mortgage loans, the Company performs a risk-adjusted analysis of whole loans compared to MBSs and purchases the residential whole loans if there is sufficient spread versus the securitized product. During much of 2004, spreads on residential whole loans tightened and the Company believed that MBSs were a more attractive investment. As a result, the Company reduced its purchasing of residential mortgage loans and increased its purchasing of MBSs. At September 30, 2004, the Company did not have any commitments to purchase residential mortgage loans in the next 60 days.

      The following is a breakdown of loans receivable:


                                                 September 30,     December 31,
                                                     2004              2003
                                                 -------------     ------------
                                                         (In thousands)

Commercial loans:
  Commercial real estate - nonowner occupied       $ 88,011          $ 78,083
  Commercial real estate - owner occupied            90,113            77,317
  Commercial and industrial                          81,249            67,925
  Construction                                       33,212            30,632
  Small business                                     33,184            30,429
  Multi-family real estate                           33,029            28,730
  Leases and other                                   33,569            19,548
                                                   --------          --------
    Subtotal                                        392,367           332,664
  Net deferred loan origination fees                   (351)             (398)
                                                   --------          --------
    Total commercial loans                         $392,016          $332,266
                                                   ========          ========

Residential mortgage loans:
  One- to four-family adjustable rate              $192,836          $232,543
  One- to four-family fixed rate                    122,180           131,743
                                                   --------          --------
    Subtotal                                        315,016           364,286
  Premium on loans acquired                           1,780             2,026
  Net deferred loan origination fees                    (70)              (82)
                                                   --------          --------
    Total residential mortgage loans               $316,726          $366,230
                                                   ========          ========

Consumer loans:
  Home equity - term loans                         $106,261          $ 68,523
  Home equity - lines of credit                      50,527            42,067
  Automobile                                            664             1,455
  Installment                                           396               662
  Savings secured                                       344               631
  Unsecured and other                                 1,134             1,787
                                                   --------          --------
    Subtotal                                        159,326           115,125
  Premium on loans acquired                              20                44
  Net deferred loan origination costs                 1,002               617
                                                   --------          --------
    Total consumer loans                           $160,348          $115,786
                                                   ========          ========

    Total loans receivable                         $869,090          $814,282
                                                   ========          ========

      -- Deposits and Borrowings. Total deposits increased by $74.8 million, or 9.2%, during the first nine months of 2004, from $811.3 million, or 74.2% of total assets, at December 31, 2003, to $886.0 million, or 73.2% of total assets, at September 30, 2004. The decrease in the relative percentage of total assets resulted from a portion of the Company's asset growth being funded by FHLB borrowings and subordinated deferrable interest debentures. In addition, the composition of total deposits changed during 2004. Core deposit accounts (checking and savings) increased $68.7 million, or 11.5%, in the first nine months of 2004, while certificates of deposit increased $6.1 million, or 2.9%, during this time period. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth, but from time-to-time will promote certificates of deposit. At September 30, 2004, core deposit accounts comprised 75.3% of total deposits, compared to 73.8% of total deposits at December 31, 2003.

      The following table sets forth certain information regarding deposits:


                                               September 30, 2004                     December 31, 2003
                                        ---------------------------------     ---------------------------------
                                                     Percent     Weighted                  Percent     Weighted
                                                       of        Average                     of        Average
                                         Amount       Total        Rate        Amount       Total        Rate
                                         ------      -------     --------      ------      -------     --------
                                                                (Dollars in thousands)

NOW accounts                            $116,082      13.1%       0.86%       $129,398      16.0%       1.13%
Money market accounts                     16,096       1.8%       1.36%         16,937       2.1%       1.29%
Savings accounts                         357,092      40.3%       1.26%        292,277      36.0%       1.18%
Certificate of deposit accounts          218,825      24.7%       2.46%        212,755      26.2%       2.55%
                                        --------     -----                    --------     -----
    Total interest bearing deposits      708,095      79.9%       1.57%        651,367      80.3%       1.62%
Noninterest bearing accounts             177,953      20.1%         --         159,916      19.7%         --
                                        --------     -----                    --------     -----
    Total deposits                      $886,048     100.0%       1.25%       $811,283     100.0%       1.30%
                                        ========     =====        ====        ========     =====        ====

      The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time-to-time take advantage of these opportunities to fund asset growth. During the first nine months of 2004, FHLB borrowings increased $34.0 million, or 19.3%, as the Company sought to take advantage of lower borrowing rates to fund a portion of its asset growth. The proceeds from these new borrowings were primarily reinvested in the purchase of MBSs and allowed the Company to continue to grow its balance sheet. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits.

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

      -- Nonperforming Assets. At September 30, 2004, the Company had nonperforming assets of $790,000, which represented 0.07% of total assets. This compares to nonperforming assets of $2.5 million, or 0.23% of total assets, at December 31, 2003. The decline in nonperforming assets was primarily the result of the successful resolution of a commercial relationship aggregating $2.1 million. Total nonperforming assets at September 30, 2004, consisted of nonaccrual residential mortgage loans aggregating $25,000, nonaccrual consumer loans aggregating $5,000 and nonaccrual commercial loans aggregating $760,000. Included in nonaccrual loans were $701,000, at September 30, 2004, and $2.1 million, at December 31, 2003, of impaired loans. Specific reserves against these impaired loans were $170,000 and $-0- at September 30, 2004 and December 31, 2003, respectively. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets is very low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      Delinquencies. At September 30, 2004, there were no loans 60 to 89 days past due, a decrease of $597,000, or 100.0%, from the $597,000 reported at December 31, 2003. The majority of these loans at December 31, 2003 were residential mortgage loans and were secured. As with the level of nonperforming assets, management believes the level of delinquent loans is unusually low and that as the loan portfolio continues to grow and mature, or if economic conditions worsen, delinquencies could increase.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                     September 30,     December 31,
                                                                         2004              2003
                                                                     -------------     ------------
                                                                         (Dollars in thousands)

Loans accounted for on a nonaccrual basis                                $ 790            $2,462
Loans past due 90 days or more, but still accruing                          --                --
Impaired loans (not included in nonaccrual loans)                           --                --
                                                                         -----            ------
    Total nonperforming loans                                              790             2,462
Other real estate owned                                                     --                --
                                                                         -----            ------
    Total nonperforming assets                                           $ 790            $2,462
                                                                         =====            ======

Delinquent loans 60-89 days past due                                     $  --            $  597

Nonperforming loans as a percent of total loans                           0.09%             0.30%
Nonperforming assets as a percent of total assets                         0.07%             0.23%
Delinquent loans 60-89 days past due as a percent of total loans          0.00%             0.07%

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

      At September 30, 2004, the Company had $3.2 million of assets that were classified as substandard. This compares to $5.5 million of assets that were classified as substandard at December 31, 2003. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2004, included in the assets that were classified as substandard, were $2.4 million of performing loans. This compares to $3.1 million of adversely classified performing loans as of December 31, 2003. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan Losses
-------------------------

      During the first nine months of 2004, the Company made provisions to the allowance for loan losses totaling $700,000 and had $105,000 of net charge-offs, bringing the balance in the allowance to $11.7 million, compared to $11.1 million at December 31, 2003. The allowance, expressed as a percentage of total loans, was 1.34% as of September 30, 2004, compared to 1.36% at the prior year end and stood at 1477.6% of nonperforming loans at September 30, 2004, compared to 450.0% of nonperforming loans at December 31, 2003.

      Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan losses, as of September 30, 2004, is adequate.

      A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $2.5 million at September 30, 2004, compared to $3.1 million at December 31, 2003. This decrease was due to improvement in general economic conditions and improving performance of the loan portfolio.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended September 30, 2004 and 2003
------------------------------------------------------------

      -- General. The Company reported net income for the third quarter of 2004 of $2.2 million, up $393,000, or 22.0%, from the third quarter of 2003. Diluted earnings per common share were $0.52 for the third quarter of 2004, compared to $0.44 for the third quarter of 2003.

      The Company reported a return on average assets of 0.72% and a return on average equity of 11.63% for the 2004 period, as compared to a return on average assets of 0.67% and a return on average equity of 10.17% for the 2003 period.

      -- Net Interest Income. For the quarter ended September 30, 2004, net interest income was $9.8 million, compared to the $7.9 million reported for the 2003 period. The net interest margin for the third quarter of 2004 was 3.45% compared to a net interest margin of 3.13% for the 2003 period. The increase in net interest income of $2.0 million, or 24.8%, was primarily attributable to the continued growth of the Company. Average earnings assets were $134.0 million, or 13.4%, higher and average interest-bearing liabilities were $101.1 million, or 12.0%, higher, than the comparable period a year earlier. The increase of 32 basis points in the net interest margin resulted from the Company benefiting from increases in the Prime Rate during 2004 on the asset side of its balance sheet, while managing to reduce the overall cost of its interest-bearing liabilities. Additionally, prepayment activity on mortgage-related assets slowed considerably from the same period in 2003.

      -- Interest Income. Investments. Total investment income was $3.1 million for the quarter ended September 30, 2004, compared to $2.0 million for the third quarter of 2003. The increase in total investment income of $1.1 million, or 56.3%, was primarily attributable to an increase of $56.6 million, or 24.7%, in the overall average balance of investments between the two periods, coupled with a slowdown in prepayment activity on MBSs. The overall average yield on investments increased 87 basis points, from the third quarter of 2003 to the third quarter of 2004, as prepayment activity slowed significantly and overnight investments were redeployed in higher yielding securities. The majority of the Company's investments are comprised of US Agency securities and MBSs with repricing periods or expected remaining maturities of less than five years.

      -- Interest Income. Loans. Interest from loans was $11.9 million for the three months ended September 30, 2004, and represented a yield on total loans of 5.56%. This compares to $10.7 million of interest, and a yield of 5.52%, for the third quarter of 2003. Interest from commercial loans increased $916,000, or 18.4%, and consumer and other loan income increased $598,000, or 46.6%, as average balances increased and average yields remained relatively stable. Declining average balances resulted in residential mortgage loan interest decreasing $363,000, or 8.2%, from the third quarter of 2003. The average balance of the various components of the loan portfolio changed from the second quarter of 2003 as follows: commercial loans increased $58.5 million, or 18.4%, and consumer and other loans increased $49.5 million, or 48.2%, while residential mortgage loans decreased $30.6 million, or 8.7%. The yields on the various loan portfolio components changed as follows: commercial loans increased 2 basis points, to 6.23%; consumer and other loans decreased 4 basis points, to 4.92%; and residential mortgage loans increased 3 basis points, to 5.08%. Since its inception, the Company has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, and to a limited degree, leases and automobile loans, as cash flows dictated. More recently, the Company has increased its home equity loan origination capacity in response to strong demand for this product.

      -- Interest Expense. Interest paid on deposits and borrowings increased $298,000, or 6.3%, to $5.1 million for the three months ended September 30, 2004, from $4.8 million paid during the same period in 2003. The increase in total interest expense was primarily attributable to an increase in the average balance of deposits and borrowings, partially offset by a decrease in market interest rates. The average balance of interest-bearing liabilities increased $101.1 million, or 12.0%, from $841.7 million in the third quarter of 2003 to $942.9 million in the third quarter of 2004, as deposit growth, along with additional borrowings, were utilized to fund the Company's asset growth. Meanwhile, the overall average cost for interest-bearing liabilities decreased 11 basis points from 2.25% for the third quarter of 2003, to 2.14% for the third quarter of 2004. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs. Average costs for the various components of interest-bearing liabilities changed from the third quarter of 2003 as follows: NOW accounts decreased 21 basis points, to 0.89%, certificate of deposit accounts decreased 31 basis points, to 2.48%, and borrowings decreased 21 basis points to 3.89%, while savings accounts increased 5 basis points, to 1.24%, and money market accounts increased 32 basis points, to 1.30% (primarily the result of increased balances in higher rate tiers).

      -- Provision for Loan Losses. The provision for loan losses was $200,000 for the quarter ended September 30, 2004, down $200,000, or 50.0%, from the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under "Allowance for Loan Losses." While nonperforming loans and loan charge-offs were minimal, additions to the allowance for loan losses were made during the quarter in response to growth in total loans outstanding and general economic conditions. The allowance expressed as a percentage of total loans was 1.34% at September 30, 2004, compared to 1.36% at December 31, 2003. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan losses in future periods.

      -- Noninterest Income. Total noninterest income decreased $197,000, or 8.8%, to $2.0 million for the third quarter of 2004, from $2.2 million for the 2003 quarter. While the Company experienced growth in a number of its noninterest income categories, two categories experienced significant declines primarily as a result of changes in market interest rates between the two periods. On the positive side, Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased $199,000, or 20.8%, in response to continued growth in checking accounts and changes in how the Bank assesses NSF fees. Commissions on nondeposit investment products increased $92,000, or 41.8%, compared to the third quarter of 2003, as consumer interest in investment products rebounded. However, more than offsetting these increases, the Company realized $357,000 less in Gains on sale of investment securities and $116,000 less in Commissions on loans originated for others.

      -- Noninterest Expense. Total noninterest expense for the third quarter of 2004 increased $1.3 million, or 19.1%, to $8.4 million from $7.0 million in 2003. This increase occurred primarily as a result of the continued overall growth of the Company, coupled with increased costs for auditing and management training, and was centered in the following areas:
Salaries and employee benefits (up $869,000, or 23.5%), Occupancy and Equipment (up $100,000, or 10.2%), Data processing (up $65,000, or 10.9%)
and Professional services (up $223,000, or 77.2%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the 2004 period includes incentive bonus accruals which the 2003 period did not. Partially offsetting these increases were decreases in Loan servicing (down $31,000, or 11.5%) and Loan workout (down $25,000, or 75.8%), as the level of purchased loans and problem loans decreased from the 2003 period. The Company's efficiency ratio increased 104 basis points, from 69.49% for the third quarter of 2003, to 70.53% for the third quarter of 2004.

      -- Income Tax Expense. Income tax expense of $1.1 million was recorded for the quarter ended September 30, 2004, compared to $904,000 for the 2003 period. This represented total effective tax rates of 34.0% and 33.6%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

Comparison of Nine Months Ended September 30, 2004 and 2003
-----------------------------------------------------------

      -- General. Net income for the first nine months of 2004, increased $1.1 million, or 21.4%, to $6.3 million, or $1.50 per diluted common share, from $5.2 million, or $1.29 per diluted common share, for the first nine months of 2003.

      This performance represented a return on average assets of 0.73% and a return on average equity of 11.45% for the 2004 period, as compared to a return on average assets of 0.68% and a return on average equity of 10.24% for the 2003 period.

      During the 2003 period, the Company made some significant investments in the future of the Bank, including converting to a new core data processing system in May, as well as opening a new Operations Center in January. These investments included start-up charges of approximately $600,000 during the 2003 period which were not present during the 2004 period.

      -- Net Interest Income. For the nine months ended September 30, 2004, net interest income was $27.9 million, compared to $23.7 million for the 2003 period. The net interest margin for the first nine months of 2004 was 3.43% compared to a net interest margin of 3.26% for the 2003 period. The increase in net interest income of $4.2 million, or 17.7%, was primarily attributable to the overall growth of the Company. Average earning assets increased $114.2 million, or 11.7%, and average interest-bearing liabilities increased $77.2 million, or 9.4%, over the comparable period a year earlier. The increase of 17 basis points in the net interest margin resulted from the Company's assets benefiting from increases in the Prime Rate during 2004, while the Company also was able to reduce the overall cost of its interest-bearing liabilities. Additionally, prepayment activity on mortgage-related assets slowed considerably from the 2003 period.

      -- Interest Income. Investments. Total investment income was $7.7 million for the nine months ended September 30, 2004, compared to $7.1 million for the 2003 period. This increase in total investment income of $569,000, or 8.0%, was attributable to a 22 basis point increase in the overall yield on investments, from 3.87% in 2003, to 4.09% in 2004, in response to slower prepayment activity in MBSs, coupled with a $5.5 million, or 2.3%, increase in the average balance of investments.

      -- Interest Income. Loans. Interest from loans was $34.7 million for the nine months ended September 30, 2004, and represented a yield on total loans of 5.53%. This compares to $31.3 million of interest, and a yield of 5.75%, for the first nine months of 2003. Increased interest income resulting from growth in the average balance of loans of $108.6 million, or 14.9%, was partially offset by a decrease in the average yield of loans of 22 basis points. The decrease in the average yield on loans resulted from a drop in market interest rates that has occurred over the past year. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $55.0 million, or 18.1%; consumer and other loans increased $32.9 million, or 32.6%; and residential mortgage loans increased $20.7 million, or 6.4%. The average yield on the various components of the loan portfolio changed as follows: commercial loans decreased 15 basis points, to 6.23%; consumer and other loans decreased 34 basis points, to 4.86%; and residential mortgage loans decreased 29 basis points, to 5.06%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Company can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings decreased $317,000, or 2.1%, to $14.4 million for the nine months ended September 30, 2004, compared to $14.7 million for the same period during 2003. The decrease in total interest was primarily attributable to the drop in market interest rates over the past year and was partially offset by growth in deposit and borrowing balances. The overall average cost for interest-bearing liabilities decreased 26 basis points from 2.40% for the 2003 period, to 2.14% for the 2004 period. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. Offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $77.2 million, or 9.4%, from $822.4 million in 2003, to $899.7 million in 2004. The Company experienced strong average balance growth in core deposit accounts, specifically NOW accounts (up $16.5 million, or 14.9%) and savings accounts (up $16.7 million, or 5.6%). In addition, the Company increased its utilization of FHLB borrowings (up $23.8 million, or 15.0%) and subordinated deferrable interest debentures (up $6.8 million, or 69.9%).

      -- Provision for Loan Losses. The provision for loan losses was $700,000 for the nine months ended September 30, 2004, compared to $1.2 million for the same period last year. The allowance, expressed as a percentage of total loans, was 1.34% as of September 30, 2004, compared to 1.36% at the prior year-end and stood at 1477.6% of nonperforming loans at September 30, 2004, compared to 450.0% of nonperforming loans at December 31, 2003. Net charge-offs for the nine month period ending September 30, 2004 were $105,000, compared to $488,000 for the period ending September 30, 2003. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for loan losses. Also see discussion under "Allowance for Loan Losses."

      -- Noninterest Income. Total noninterest income decreased $303,000, or 4.6%, from $6.5 million for the first nine months of 2003, to $6.2 million for the first nine months of 2004. While the Company experienced growth in a number of its noninterest income categories, a few of the categories declined between the two periods. On the positive side, Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased $422,000, or 14.3%, in response to continued growth in checking accounts and NSF fee enhancements. Commissions on nondeposit investment products increased $132,000, or 21.1%, as consumer interest in investment products rebounded. Other income increased $237,000, or 33.8%, primarily from commissions generated from sales of tax credits, along with increased credit card and tuition payment activity. However, more than offsetting these increases, the Company realized

$453,000, or 57.7%, less in Gains on sale of investment securities and MBSs; $279,000, or 84.3%, less in Commissions on loans originated for others; and $101,000, or 17.4%, less in Income from BOLI. Lastly, the 2003 period contained loan prepayment penalties aggregating $286,000, which were not present in the 2004 period.

      -- Noninterest Expense. Noninterest expenses for the first nine months of 2004 increased a total of $2.7 million, or 12.6%, to $23.9 million. This increase occurred primarily as a result of the continued overall growth of the Company and was centered in the following areas: Salaries and employee benefits (up $1.8 million, or 17.2%), Occupancy and Equipment (up $317,000, or 11.0%), Marketing (up $215,000, or 25.9%), Professional services (up $203,000, or 21.3%), Loan servicing (up $62,000, or 8.8%) and Other expenses (up $182,000, or 6.4%). In addition to incurring increased operating costs as a result of continuing growth in both loans and core deposits, the 2004 period includes incentive bonus accruals which the 2003 period did not. Partially offsetting these increases was a decrease in Data processing (down $189,000, or 8.4%) as the 2003 period contained expenses associated with the Bank's data processing conversion that were not present in the 2004 period. The Company's efficiency ratio improved slightly to 70.11% for the 2004 period, from 70.28% for the 2003 period.

      -- Income Tax Expense. The Company recorded income tax expense of $3.2 million for the first nine months of 2004, compared to $2.6 million for the same period during 2003. This represented total effective tax rates of 33.3% and 33.0%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility. At September 30, 2004, overnight investments, investment securities and MBSs available for sale amounted to $269.0 million, or 22.2% of total assets. This compares to $205.9 million, or 18.8% of total assets at December 31, 2003. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at September 30, 2004 was $77.5 million, as compared to $72.1 million at December 31, 2003. This increase of $5.4 million was primarily the result of net income for the nine months of $6.3 million, plus proceeds from issuance of stock of $1.2 million, less dividends of $1.7 million and reductions in other comprehensive income of $465,000.

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

      As of September 30, 2004, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      The recent decision by the SEC to require the deconsolidation of "special purpose entities" under the Financial Accounting Standards Board's Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised," has lead to some uncertainty regarding whether the FRB would disallow, or further limit, the inclusion of trust preferred securities in future Tier I capital calculations. To date, the Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company's growth. If trust preferred securities are no longer available as a source of Tier I capital, the Company expects to use other forms of capital (e.g., common or preferred equity) to support its future growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                    Minimum Required       Minimum Required
                                                                       For Capital         To Be Considered
                                                   Actual           Adequacy Purposes     "Well Capitalized"
                                             ------------------     -----------------     ------------------
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
                                             ------      -----      ------      -----     ------      -----

At September 30, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $83,614      7.03%     $35,666     3.00%     $59,443      5.00%
Tier I capital (to risk weighted assets)      83,614     10.10%      33,112     4.00%      49,669      6.00%
Total capital (to risk weighted assets)       93,972     11.35%      66,225     8.00%      82,781     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $80,276      6.76%     $35,650     3.00%     $59,417      5.00%
Tier I capital (to risk weighted assets)      80,276      9.70%      33,092     4.00%      49,638      6.00%
Total capital (to risk weighted assets)       90,634     10.96%      66,184     8.00%      82,730     10.00%

At December 31, 2003:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $72,690      6.76%     $32,255     3.00%     $53,759      5.00%
Tier I capital (to risk weighted assets)      72,690      9.71%      29,954     4.00%      44,931      6.00%
Total capital (to risk weighted assets)       81,784     10.92%      59,908     8.00%      74,885     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $70,835      6.59%     $32,570     3.00%     $54,283      5.00%
Tier I capital (to risk weighted assets)      70,835      9.46%      29,938     4.00%      44,907      6.00%
Total capital (to risk weighted assets)       79,929     10.68%      59,876     8.00%      74,845     10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing any adverse effect from changes in interest rates. The primary tools for managing interest rate risk are the securities portfolio, purchased mortgages and borrowings form the FHLB.

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12-months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of September 30, 2004, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and will adopt changes based on changing market conditions or industry standards.

      The following table presents the estimated impact of changes in market interest rates on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2004:


                                            Estimated Exposure
                                          to Net Interest Income
                                          ----------------------
                                            Dollar      Percent
                                            Change      Change
                                            ------      -------
                                          (Dollars in thousands)

      Initial Twelve Month Period:

      Up 200 basis points                  $  (132)     (0.33%)
      Down 200 basis points                    299       0.74%

      Subsequent Twelve Month Period:

      Up 200 basis points                  $(2,798)     (7.02%)
      Down 200 basis points                    291       0.73%

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2004, the Company's one year cumulative gap was a positive $53.1 million, or 4.39% of total assets.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      No information to report.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      No information to report.

ITEM 5.  OTHER INFORMATION

      No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.14    Employment Agreement of Linda H. Simmons dated
                     September 8, 2004

            31.1     Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2     Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated July 20, 2004, announcing the Company's second quarter consolidated earnings.

                         BANCORP RHODE ISLAND, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Bancorp Rhode Island, Inc.


November 8, 2004                         /s/ Merrill W. Sherman
----------------                         ----------------------
     (Date)                                  Merrill W. Sherman
                                                  President and
                                        Chief Executive Officer


November 8, 2004                       /s/ Albert R. Rietheimer
----------------                       ------------------------
     (Date)                                Albert R. Rietheimer
                                        Chief Financial Officer
                                                  and Treasurer