Form 10-Q/A
period 2004-09-30
BANCORP RHODE ISLAND INC
filed 2004-11-19
CIK 1109525

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-Q/A

                               Amendment No. 1 to
    Quarterly Report Under Section 13 of the Securities Exchange Act of 1934
                      For quarter ended: September 30, 2004

                          Commission File No. 001-16101

                           BANCORP RHODE ISLAND, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                             RHODE ISLAND 05-0509802
        ---------------------------------------------- -------------------------
                   (State or Other Jurisdiction (IRS Employer
              of Incorporation or Organization) Identification No.)

                   ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (401) 456-5000
 -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
 -------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by  Section 13 of the  Securities  Exchange  Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for
the past 90 days. Yes ( X ) No (     )

     This  amendment to Form 10-Q for the quarter  ended  September  30, 2004 is being  filed  to  correct  the  table  contained  in  Item 3 on page  27,  which inadvertently  had the results for the Up and Down interest rate ramps reversed.
The table in revised Item 3 below contains the corrected information.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

     The  principal  market risk facing the Company is interest  rate risk.  The
Company's  objective  regarding  interest  rate risk is to manage its assets and funding  sources to produce  results which are  consistent  with its  liquidity, capital adequacy,  growth and profitability  goals, while minimizing any adverse effect from changes in interest rates.  The primary tools for managing  interest rate risk are the securities portfolio,  purchased mortgages and borrowings from the FHLB.

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

                                                          Estimated Exposure
                                                        to Net Interest Income
                                             ---------------------------------------------
                                                       Dollar                   Percent
                                                       Change                    Change
                                             -----------------------------    ------------
                                                        (Dollars in thousands)
Initial Twelve Month Period:

Up 200 basis points                            $         299                      0.74%
Down 200 basis points                                   (132)                   (0.33%)

Subsequent Twelve Month Period:

Up 200 basis points                            $         291                     0.73%
Down 200 basis points                                 (2,798)                  (7.02%)

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

PART II.  Other Information

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

                                                                Bancorp Rhode Island, Inc.

November 18, 2004                                                  /s/  Merrill W. Sherman
-----------------                                        --------------------------------------
     (Date)                                                             Merrill W. Sherman
                                                                             President and
                                                                   Chief Executive Officer

November 18, 2004                                                /s/  Albert R. Rietheimer
-----------------                                        --------------------------------------
     (Date)                                                           Albert R. Rietheimer
                                                                   Chief Financial Officer
                                                                             and Treasurer