Form 10-K
period 2004-12-31
BANCORP RHODE ISLAND INC
filed 2005-02-23
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Annual Report Under Section 13 of the Securities Exchange Act of 1934)

For the fiscal year ended December 31, 2004

Commission File No. 001-16101

BANCORP RHODE ISLAND, INC.

(Exact Name of Registrant as Specified in Its Charter)

Rhode Island	05-0509802
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903

(Address of Principal Executive Offices)

(401) 456-5000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market was $106,024,000.

As of February 18, 2005, there were 4,010,929 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Documents incorporated by reference:

Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated by reference into Parts II and III of this Form 10-K.

Bancorp Rhode Island, Inc.

Annual Report on Form 10-K

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We make certain forward looking statements in this Annual Report on Form 10-K and in other documents that we incorporate by reference into this report that are based upon our current expectations and projections about current events. We intend these forward looking statements to be covered by the safe harbor provisions for “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements by reference to a future period or periods by our use of the words “estimate,” “project,” “may,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar terms or variations of these terms. These forward looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies including the branch expansion plan;

•	statements regarding the quality of our products and our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	changes in management’s estimate of the adequacy of the allowance for loan and lease losses;

•	the ability to successfully integrate new branches into our branch footprint;

•	legislative or regulatory changes that adversely affect our business;

•	the ability to enter new markets successfully and capitalize on growth opportunities;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	timely and efficient development of and acceptance of new products and services;

•	changes in consumer spending, borrowing and savings habits;

•	effects of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and other regulatory and accounting bodies;

•	changes in our organization, compensation and benefit plans;

•	costs and effects of litigation and unexpected or adverse outcomes in such litigation; and

•	our success in managing risks involved in the foregoing.

Actual results may differ materially from those set forth in forward looking statements as a result of these and other risks and uncertainties, including those detailed from time to time in filings with the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). We have included important factors in the cautionary statements included or incorporated in this document that we believe could cause actual results or events to differ materially from the forward looking statements that we make. Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.

ITEM 1. BUSINESS

Introduction

Bancorp Rhode Island, Inc. (the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island and was formed in 1996 as a result of the acquisition of certain assets and liabilities divested in connection with the merger of Fleet Financial Group, Inc. and Shawmut National Corporation. Headquartered in Providence, Rhode Island, the Bank conducts business through 14 full-service branches, with nine located in Providence County, four located in Kent County and one located in Washington County. The Bank augments its branch network through online banking services and automatic teller machines (“ATMs”), both owned and leased, located throughout Rhode Island.

The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, one national and two regional. Based on total deposits as of June 30, 2004 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the state’s capital. The Bank offers a wide variety of commercial real estate, business, residential and consumer loans, deposit products, nondeposit investment products, cash management and online banking services, and other banking products and services, designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

The Bank’s principal subsidiary, BRI Investment Corp., a Rhode Island corporation wholly-owned by the Bank, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

The Company’s headquarters and executive management are located at One Turks Head Place, Providence, Rhode Island 02903 and its telephone number is (401) 456-5000. The Bank also maintains an internet website at http://www.bankri.com.

The Company makes available free of charge through its website at http://www.bankri.com all reports it electronically files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at http://www.sec.gov.

Lending Activities

General. The Bank’s business strategy has been to grow its commercial and consumer loan portfolios while allowing its residential mortgage loan portfolio to decline gradually (as a percent of total loans) as the Bank is able to replace residential mortgage loans with higher yielding commercial and consumer loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 1999, until December 31, 2004, commercial loan and lease outstandings have increased $228.2 million, or 130.8%, and consumer loan outstandings have increased $120.3 million, or 255.5%. This growth represents compound annual growth rates (“CAGR”) of 18.2% and 28.9%, respectively. As a result, commercial loans and leases increased from 38.0% of total loans and leases at December 31, 1999, to 45.4% of total loans and leases at December 31, 2004, and consumer and other loans increased from 10.3% of total loans and leases at December 31, 1999, to 18.9% of total loans and leases at December 31, 2004. Meanwhile, residential mortgage loans decreased from 51.7% of total loans and leases at December 31, 1999, to 35.7% of total loans and leases at December 31, 2004.

The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 72% of Rhode Island businesses are located in Providence and Kent Counties. More than 95% of these businesses have fewer than 50 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well positioned to facilitate the generation of loans from this customer base.

The Bank’s commercial lending function is organized into three groups. The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. The business lending group originates owner-occupied commercial real estate loans, term loans and revolving lines of credit, in addition to purchasing leases from third-party originators. The small business group originates a variety of real estate and non-real estate loans for business lending relationships of approximately $250,000 or less.

The Bank satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans.

The Bank has tiered lending authorities. Loan commitments up to $1.0 million per customer relationship may be approved by Department Heads of the Bank’s Business Lending, Commercial Real Estate and Retail Lending departments. All extensions of credit of more than $1.0 million (up to the Bank’s house lending limit of $7.0 million) per customer relationship requires the approval of the Credit Committee, which consists of members of the Bank’s senior management and one outside director. Exceptions to the Bank’s house lending limit require the approval of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2004, the Bank had $179.7 million of aggregate loan commitments outstanding to fund a variety of loans.

Overall, loans and leases produced total interest income of $47.1 million, or 81.6% of total interest and dividend income, in 2004 and $42.5 million, or 82.0% of total interest and dividend income, during 2003.

Commercial Real Estate and Multi-Family Loans. The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2004, owner-occupied commercial real estate loans totaled $93.0 million, or 10.5% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $90.7 million, or 10.2% of the total loan portfolio, and multi-family residential loans totaled $32.4 million, or 3.7% of the total loan portfolio, and are generally handled in the Bank’s commercial real estate group. The majority of real estate secured commercial loans are originated on a five-year adjustable rate basis. Interest rates typically charged on these loans are higher than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, origination fees may be charged on these loans.

The Bank’s underwriting practices for commercial real estate and multi-family residential loans are intended to assure that the property securing these loans will generate a positive cash flow after operating expenses and debt service payments. The Bank requires appraisals before making a loan and generally requires the personal guarantee of the borrower. Permanent loans on commercial real estate and multi-family properties generally are made at a loan-to-value ratio of no more than 80%.

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

Commercial and Industrial Loans. The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration’s (“SBA”) loan guaranty programs and include some form of SBA credit enhancement. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.

At December 31, 2004, commercial and industrial loans totaled $78.9 million, or 8.9% of the total loan portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, fluctuate in value based on the success of the business and deteriorate over time.

Leases. From time to time, the Bank purchases equipment leases from third party originators. At December 31, 2004, leases totaled $38.1 million, or 4.3% of the total loan and lease portfolio. These leases have short-term maturities of five years or less and are generally structured to achieve payment in full over the term of the lease, so that, absent default, they are not dependent on residual collateral values. The U.S. Government and its agencies are the principal lessees on over 90% of these leases. The remaining lessees are generally not-for-profits or small businesses. The Company anticipates expanding its leasing portfolio in the future.

Small Business Loans. The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2004, small business loans totaled $37.8 million, or 4.3% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

The Bank’s underwriting practices for small business loans are designed to provide quick turn-around and minimize the fees and expenses to the customer. Accordingly, the Bank utilizes a credit scoring process to assist in evaluating potential borrowers. In some cases traditional underwriting practices, similar to those for commercial and industrial loans, are also employed to provide a more balanced and judgmentally-based credit decision. The Bank distinguishes itself from larger financial institutions by providing personalized service through a branch manager or business development officer assigned to the customer relationships. Lending to small businesses may involve additional risks as a result of their more limited financial and personnel resources.

Construction Loans. The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2004, outstanding construction loans totaled $32.3 million, or 3.6% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

The Bank’s underwriting practices for construction loans are similar to those for commercial real estate loans, but they also are intended to assure completion of the project and take into account the feasibility of the project, among other things. As a matter of practice, the Bank generally lends an amount sufficient to pay a percentage of the property’s acquisition costs and a majority of the construction costs but requires that the borrower have equity in the project. Property appraisals and generally the personal guarantee of the borrower are required, as is the case with commercial real estate loans.

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

Residential Mortgage Loans. The Bank’s one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows. Servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2004, approximately 27% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

Additionally, but to a lesser extent, the Bank originates ARMs for its own portfolio. The Bank also originates fixed rate mortgage loans and generally sells these mortgages to its correspondents at the time of the loan’s closing. While the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial and consumer lending, the Bank plans to continue its own origination of one- to four-family residential mortgage loans, primarily in its market area. Such activity would decrease the Bank’s need to purchase residential mortgage loans in order to enhance profitability while it increases its commercial and consumer loan portfolios, as well as facilitate overall growth of customer relationships.

At December 31, 2004, one- to four-family residential mortgage loans totaled $316.1 million, or 35.7% of the total loan portfolio. The fixed rate portion of this portfolio totaled $115.4 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $199.0 million and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of either one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

Consumer and Other Loans. The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2004, the consumer loan portfolio totaled $167.4 million, or 18.9% of the total loan portfolio, and was comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower’s home, less the amount of the remaining balance of the borrower’s first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans. During 2000 and 2001, the Bank purchased automobile loans from another New England institution. At December 31, 2004, purchased automobile loans totaled $488,000, or 0.1% of the total loan portfolio.

Investment Activities

Investments, an important component of the Company’s diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of U.S. agency securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), corporate debt securities, Federal Home Loan Bank of Boston (“FHLB”) stock and overnight investments, represents $291.9 million, or 23.6% of total assets, as of December 31, 2004. The vast majority of these securities are rated investment grade by at least one major rating agency.

Loans and leases generally provide a better return than investments, and accordingly, the Company seeks to emphasize their generation rather than increasing its investment portfolio. The investments are managed by the Bank’s Executive Vice President—Finance and Treasurer, subject to the supervision and review of the Asset/Liability Committee and are made in compliance with the Investment Policy approved by the Bank’s board of directors. During 2003 and 2004, the Company retained the services of an outside investment advisory firm to provide interest-rate risk management services and to assist in the management of the investment portfolio. With the recent addition of the Bank’s Executive Vice President—Finance and Treasurer, the Company discontinued the services of this firm effective January 1, 2005.

Overall, investments produced total interest and dividend income of $10.6 million, or 18.4% of total interest and dividend income, in 2004 and $9.3 million, or 18.0% of total interest and dividend income, during 2003.

Deposits

Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit (“CDs”). The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally in contrast to wholesale deposits obtained from national or regional deposit brokers.

The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its “core deposit account” base, namely its checking and savings accounts. As a by-product of the Bank’s continuing emphasis on checking account growth, service charges on deposit accounts (which include insufficient funds (“NSF”) fees) have also grown over the years and represent the largest source of noninterest income for the Company. Service charges on deposit accounts increased $599,000, or 15.3%, from $3.9 million for 2003, to $4.5 million for 2004, primarily as a result of changes in the Bank’s NSF fee assessment methodology, along with growth in debit card usage, which more than offset a decline in base service charges.

Historically, the Bank’s emphasis on core accounts has led to relatively modest CD balance growth. At December 31, 1999, CD balances aggregated $228.4 million, compared with $248.5 million at December 31, 2004. With the recent rise in interest rates, consumers have been more willing to extend maturities and the Bank has offered competitively priced CDs. While the Bank prices CDs competitively, and from time to time will run special offers, the Bank historically has not solicited high cost CDs, but instead has emphasized core deposit gathering.

The Bank generally charges early withdrawal penalties on its CDs in an amount equal to three months’ interest on accounts with original maturities of one year or less and six months’ interest on accounts with original maturities longer than one year. Interest credited to an account during any term may be withdrawn without penalty at any time during the term. Upon renewal of a CD, only interest credited during the renewal term may be withdrawn without penalty during the renewal term. The Bank’s withdrawal penalties are intended to offset the potentially adverse effects of the withdrawal of funds during periods of rising interest rates.

As a general policy, the Bank systematically reviews the deposit accounts it offers to determine whether the accounts continue to meet customers’ needs and the Bank’s asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank’s overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews the pricing of deposit related fees and charges.

The Bank also derives funds from loan repayments, sales of investment securities, and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, or on a longer-term basis to support expanded lending activities.

Nondeposit Investment Products and Services

Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2004, 2003 and 2002 were $973,000, $875,000 and $978,000, respectively.

Employees

At December 31, 2004, the Company had 224 full-time and 53 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Competition and Marketplace

The Company’s primary operating subsidiary, the Bank, is headquartered in Providence, Rhode Island, and operates in Rhode Island and nearby areas of Massachusetts. The Bank faces significant competition both in making loans and generating deposits. The Bank’s most significant competition comes from three large banks, one national and two regional, that have dominated the Rhode Island market. These three large institutions control approximately 84% of the deposits (based upon June 2004 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. These large banks have well-established, deeper distribution networks and greater financial resources than the Bank, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively.

We also face competition from a number of local financial institutions with branches in Rhode Island and in nearby Massachusetts, some of which have been acquired by both local and out-of-state service providers. In addition, the Bank faces competition for loans from local banks and out-of-state financial institutions that have established loan production offices in our marketplace, and from non-bank competitors. Competition for deposits also comes from short-term money market funds, other corporation and government securities funds and other non-bank financial institutions such as brokerage firms, insurance companies and credit unions, the latter of which, following a devastating series of closures and bankruptcies in the early 1990’s, are currently experiencing a resurgence in the State of Rhode Island. Many of the Bank’s non-bank competitors are not subject to the same degree of regulation as that imposed on federally insured state chartered banks or benefit from tax advantages not available to the Company. As a result, such non-bank competitors have advantages over the Bank in providing certain services.

The population in the Bank’s market area is growing slowly and economic growth in the Rhode Island area has been slow to moderate over the past several years, lagging behind other parts of the United States. Accordingly, the Bank’s future growth depends largely upon its ability to increase its market penetration in existing markets and expand into new markets. Moreover, economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations. Examples of such conditions include the strength of credit demand by customers and changes in the general levels of interest rates. Furthermore, the Bank’s commercial and consumer lending activities are conducted principally in Rhode Island and, to a lesser extent, Southeastern Massachusetts. Its borrowers’ ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional economy, and any economic recession in the Bank’s market area could cause significant increases in nonperforming assets, thereby reducing operating profits, impairing liquidity and eroding capital.

Supervision and Regulation

Overview. The Company and the Bank are subject to extensive governmental regulation and supervision. Federal and state laws and regulations govern numerous matters affecting the Bank and/or the Company, including changes in the ownership or control, maintenance of adequate capital, financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of shareholders. Compliance with such regulation involves significant costs to the Company and the Bank and may restrict their activities. In addition, the passage of new or amended federal and state legislation could result in additional regulation of, and restrictions on, the operations of the Company and/or the Bank. The Company cannot predict whether any legislation currently under consideration will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of either the Company or the Bank. The following descriptions of applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but are brief summaries which are qualified in their entirety by reference to such statutes and regulations.

The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. New SEC rules which became effective in late August 2004, accelerate reporting of numerous internal events which will increase the Company’s filing obligations and related costs.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”), and also is subject to certain laws of the State of Rhode Island.

The Bank is a Rhode Island chartered non-member bank of the Federal Reserve System. The Bank’s deposits are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. Accordingly, the Bank is subject to the supervision and regulation of the FDIC and the Rhode Island Department of Business Regulation (the “Department of Business Regulation”).

Rhode Island Regulation

As a state chartered financial institution, the Bank is subject to the continued regulation and supervision and periodic examination by the Department of Business Regulation. Rhode Island law also imposes reporting requirements on the Bank. Rhode Island statutes and regulations govern among other things, investment powers, deposit activity, trust powers and borrowings. The approval of the Department of Business Regulation is required to establish, close or relocate a branch, merge with other banks, amend the Bank’s Charter or By-laws and undertake certain other enumerated activities.

If it appears to the Department of Business Regulation that a Rhode Island bank has violated its charter, or any law or regulation, or is conducting its business in an unauthorized or unsafe manner, or that the bank has been notified by its federal insurer of such insurer’s intent to terminate deposit insurance, the Director of the Department of Business Regulation (the “Director”) may, under certain circumstances, restrict the withdrawal of deposits, order any person to cease violating any Rhode Island statutes or rules and regulations or cease engaging in any unsafe, unsound or deceptive banking practice, order that capital be restored, or suspend or remove directors, committee members, officers or employees who have violated the Rhode Island banking statutes, or a rule or regulation or order thereunder, or who are reckless or incompetent in the conduct of the bank’s business.

Rhode Island law also requires any person or persons desiring to acquire “control,” as defined in the BHC Act, of any Rhode Island financial institution to file an extensive application with the Director. The application requires detailed information concerning the Bank, the transaction and the principals involved. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial stability of the institution would be jeopardized, the proposed management lacks competence, or the acquisition would not promote public convenience and advantage. The Company is also subject to the Rhode Island Business Combination Act.

In addition, whenever the Department of Business Regulation considers it advisable, the Department may conduct an examination of a Rhode Island bank holding company, such as the Company. Every Rhode Island bank holding company also must file an annual financial report with the Department of Business Regulation.

Federal Supervision: FDIC

Overview. The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC’s powers have been enhanced in the past decade by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

The Bank is subject to the FDIC regulatory capital requirements. An FDIC-insured bank also must conform to certain standards, limitations, and collateral requirements with respect to certain transactions with affiliates such as the Company. Further, an FDIC-insured bank is subject to laws and regulations that limit the amount of, and establish required approval procedures, reporting requirements and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Company, the Bank, and any subsidiary of the Bank, and to their related interests. FDIC approval also is required prior to the Bank’s redemption of any stock. The prior approval of the FDIC or, in some circumstances, another regulatory agency, is required for mergers and consolidations. In addition, notice to the FDIC is required prior to the closing of any branch office, and the approval of the FDIC is required in order to establish or relocate a branch facility.

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

Deposit Insurance. The Bank’s deposits are insured by the BIF of the FDIC to the legal maximum of $100,000 for each separately insured depositor. The Federal Deposit Insurance Act (as amended, the “FDI Act”) provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. The assessment system is based upon three supervisory categories and three capital categories, resulting in risk-based premiums which range from the current 0 basis points (subject to a $2,000 minimum annual fee) for the most highly-rated, well-capitalized banks to 27 basis points per $100 of domestic deposits for troubled banks which are undercapitalized (as discussed below). The Bank currently pays the minimum assessment.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by the FDIC.

Capital Adequacy. FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC- insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a leverage capital ratio (calculated using Tier 1 capital, as defined below, to total assets) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk, which require FDIC-insured banks to maintain a total capital-to-risk weighted assets ratio (“Risk-Based Capital Ratio”) of at least 8.0% and a Tier 1 Risk-Based Capital Ratio of at least 4.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as “core”) capital consists of common shareholders’ equity, qualifying, non-

cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. “Supplementary” or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.

Prompt Corrective Action Provisions. In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as “prompt corrective action.” Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution’s capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk- Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.

As of December 31, 2004, the Bank’s Tier 1 leverage ratio was 6.78%, its total Risk-Based Capital Ratio was 10.86% and its Tier 1 Risk-Based Capital Ratio was 9.61%. Based upon the above ratios, the Bank is considered “well capitalized” for regulatory capital purposes.

The activities in which a depository institution may engage and the remedies available to federal regulators vary depending upon the category described above into which an institution’s level of capital falls. At each successive downward capital level, institutions are subject to more restrictions on their activities. For example, only “well capitalized” institutions may accept brokered deposits without prior regulatory approval (brokered deposits are defined to include deposits with an interest rate which is 75 basis points above prevailing rates paid on similar deposits in an institution’s normal market area).

The FDIC has broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution’s level of capital. For example, a bank which does not meet applicable minimum capital requirements or is deemed to be in a “troubled” condition may be subject to additional restrictions, including a requirement of written notice to federal regulatory authorities prior to certain proposed changes in senior management or directors of the institution. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions also are subject to a number of other requirements and restrictions.

Safety and Soundness Standards. The FDI Act also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.

Examination. FDIC requires that nearly all insured depository institutions have annual, on-site regulatory examinations and annual audits by an independent public accountant. Management must prepare an annual report, attested to by the independent public accountant, confirming management’s responsibility in preparing financial statements, maintaining internal controls for financial reporting and complying with safety and soundness standards. The audit process must be overseen by an independent audit committee composed of outside directors, provided that the federal banking agencies may permit the committee to include inside directors if the bank is unable to find competent outside directors, so long as outside directors comprise a majority of the committee.

Federal Supervision: FRB

The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions.

In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company’s capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2004, on a consolidated basis, the Company’s Tier 1 Leverage Ratio was 7.06%, its total Risk-Based Capital Ratio was 11.26% and its Tier 1 Risk-Based Capital Ratio was 10.01%. Based upon the above ratios, the Company is considered “well capitalized” for regulatory capital purposes.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to certain federal statutes limiting transactions with non-banking affiliates and insiders. Section 23A of the Federal Reserve Act limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank, such as the Company, to ten percent (10%) of the Bank’s capital and surplus. Further, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. Section 23B of the Federal Reserve Act, among other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated persons.

The restrictions on loans to officers, directors, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. Loans made to insiders and their related interests cannot exceed the institution’s total unimpaired capital and surplus. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. All extensions of credit by the Bank to its insiders are in compliance with these restrictions and limitations.

Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $5.0 million at December 31, 2004 and $10.2 million at December 31, 2003. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitated the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies such as the Company, that are adequately capitalized and managed, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to “opt in” early or “opt out” of this authority prior to such date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and (v) banks to receive deposits, renew time deposits, close loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Rhode Island adopted “opt in” legislation, which permits full interstate banking acquisition and branching.

Gramm-Leach-Bliley Act

In late 1999, Congress enacted the Gramm-Leach-Bliley Act (the “G-L-B Act”), which repealed provisions of the 1933 Glass-Steagall Act that required separation of the commercial and investment banking industries. The G-L-B Act expands the range of non-banking activities that certain bank holding companies may engage in while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. In order to engage in these new non-banking activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its banking subsidiaries is “well capitalized” and “well managed” and has a rating of “Satisfactory” or better under the Community Reinvestment Act of 1977.

Under the G-L-B Act and its implementing regulations, financial holding companies may engage in any activity that (i) is financial in nature or incidental to a financial activity under the G-L-B Act or (ii) is complementary to a financial activity and does not impose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The G-B-L Act and its accompanying regulations specify certain activities that are financial in nature such as acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The new financial activities authorized by the G-L-B Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted in a financial holding company. The FRB and the Secretary of the Treasury have the authority to decide whether other activities are also financial in nature or incidental thereto, taking into account changes in technology, changes in the banking marketplace, competition for banking services and other pertinent factors. Although the Company may meet the qualifications to become a financial holding company, it has no current plans to elect such status.

The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

To date the G-L-B Act has not had a significant impact on the Bank’s day-to-day operations. In granting other types of financial institutions more flexibility, the G-L-B Act may increase the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere. However, management believes this legislation and implementing regulations have had a more substantial impact on regional and national holding companies and banks than on community-based institutions engaged principally in traditional banking activities.

Other Aspects of Federal and State Laws

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank’s performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank’s last CRA examination, the Bank received a “Satisfactory” rating.

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002. In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes- Oxley which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls.

Insurance Sales. Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

Check 21. The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. The Bank intends to utilize the Check 21 authority and expects to incur additional costs for technology necessary to process check information electronically.

Miscellaneous. The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, sales of non-deposit investment products, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure and equal credit opportunity.

Effect of Governmental Policy

The Company’s revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Banking is a business that depends heavily on interest rate differentials. One of the most significant factors affecting the Bank’s earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings, on the one hand, and, on the other hand, the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank’s portfolio. The value and yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and policies of regulatory agencies, particularly the FRB, which implement national monetary policy. The nature and impact on the Bank of any future changes in such policies cannot be predicted.

ITEM 2. PROPERTIES

The Bank presently has a network of 14 branch offices located in Providence, Kent and Washington Counties. Seven of these branch office facilities are owned and seven are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company’s offices are in good physical condition and are considered adequate to meet the banking needs of the Bank’s customers.

The following are the locations of the Bank’s offices:

Location	Size (Square feet)	Year Opened or Acquired	Owned or Leased	Lease Expiration Date
Branch offices:
1047 Park Avenue, Cranston, RI	4,700	1996	Owned	N.A.
383 Atwood Avenue, Cranston, RI	4,700	1996	Owned	N.A.
2104 Plainfield Pike, Cranston, RI	700	2002	Owned	N.A.
999 South Broadway, East Providence, RI	3,200	1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI	3,100	1996	Leased	2/28/08
1440 Hartford Avenue, Johnston, RI	4,700	1996	Land Leased	12/31/07
Ten Rod Road, North Kingstown, RI	4,000	2004	Land Leased	6/30/19
One Turks Head Place, Providence, RI	5,000	1996	Leased	4/30/09
165 Pitman Street, Providence, RI	3,300	1998	Leased	10/18/08
445 Putnam Pike, Smithfield, RI	3,500	1996	Leased	7/31/09
1062 Centerville Road, Warwick, RI	2,600	1996	Owned	N.A.
1300 Warwick Avenue, Warwick, RI	4,200	1996	Leased	6/30/09
2975 West Shore Road, Warwick, RI	3,500	2000	Leased	3/31/10
1175 Cumberland Hill Road, Woonsocket, RI	3,100	1998	Owned	N.A.

Administrative and operational offices:
625 G. Washington Highway, Lincoln, RI	14,600	2003	Leased	12/31/12
One Turks Head Place, Providence, RI	20,600	1999	Leased	6/30/09

Planned branch offices:
625 G. Washington Highway, Lincoln, RI	(A)	NA	Leased	12/31/12
1269 South County Trail, East Greenwich, RI	(A)	NA	Leased	5/31/25
499 Smithfield Avenue, Pawtucket, RI	(A)	NA	Leased	7/31/20

(A)	Facility currently under construction or in planning.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp Rhode Island, Inc.’s common stock is traded on the Nasdaq Stock Market® under the symbol “BARI”. The following table sets forth certain information regarding the Common Stock for the periods indicated.

	Stock Price		Dividend Paid
	High	Low
2003:
First Quarter	$23.50	$20.65	$0.14
Second Quarter	26.80	21.60	0.14
Third Quarter	29.00	21.49	0.14
Fourth Quarter	33.40	28.00	0.14

2004:
First Quarter	$33.70	$31.46	$0.14
Second Quarter	35.97	32.45	0.14
Third Quarter	36.65	34.00	0.15
Fourth Quarter	40.71	35.20	0.15

As of February 18, 2005, there were approximately 1,400 holders of record of the Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated financial data is derived from the Company’s Consolidated Financial Statements, which have been audited by KPMG LLP. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

	As of and for the year ended December 31,
	2004	2003	2002 (a)	2001	2000
	(Dollars in thousands, except Per Share Data)
Statement of operations data:
Interest income	$57,719	$51,773	$53,507	$55,903	$50,035
Interest expense	19,625	19,453	22,180	26,537	23,678

Net interest income	38,094	32,320	31,327	29,366	26,357
Provision for loan and lease losses	900	1,600	1,875	1,669	1,542
Noninterest income	8,581	8,830	7,083	5,231	3,578
Noninterest expense	32,865	28,790	25,024	23,196	19,662

Income before taxes	12,910	10,760	11,511	9,732	8,731
Income taxes	4,296	3,546	3,849	3,417	3,113

Net income	$8,614	$7,214	$7,662	$6,315	$5,618

Per share data:
Basic earnings per common share	$2.17	$1.89	$2.04	$1.69	$1.51
Diluted earnings per common share	$2.04	$1.77	$1.92	$1.62	$1.49
Dividends per common share	$0.58	$0.56	$0.53	$0.48	$0.42
Dividend pay-out ratio	28.4%	31.6%	27.6%	29.6%	28.2%
Book value per common share	$19.68	$18.53	$17.59	$15.74	$14.29
Tangible book value per common share	$16.99	$15.76	$14.73	$12.88	$11.09
Average common shares outstanding—Basic	3,975,413	3,819,232	3,758,214	3,730,910	3,728,688
Average common shares outstanding—Diluted	4,222,856	4,085,878	3,996,670	3,900,028	3,768,589

Balance sheet data:
Total assets	$1,239,069	$1,093,971	$1,012,877	$862,250	$739,420
Investment securities	104,600	98,595	101,329	49,453	47,296
Mortgage-backed securities	159,946	106,618	156,114	150,650	117,431
Total loans and leases receivable	886,301	814,282	670,658	610,964	518,825
Allowance for loan and lease losses	11,906	11,078	10,096	8,524	7,294
Goodwill, net	10,766	10,766	10,766	10,766	11,930
Deposits	880,674	811,283	761,911	670,413	631,632
Borrowings	271,386	203,622	179,305	129,398	51,889
Common shareholders’ equity	78,923	72,107	66,427	59,097	53,292
Total shareholders’ equity	78,923	72,107	66,427	59,097	53,292

Average balance sheet data:
Total assets	$1,168,036	$1,046,741	$947,205	$818,905	$679,085
Investment securities	102,827	91,153	71,481	49,881	47,034

	As of and for the year ended December 31,
	2004	2003	2002 (a)	2001	2000
	(Dollars in thousands, except Per Share Data)
Mortgage-backed securities	132,946	123,524	177,753	130,342	86,114
Total loans and leases receivable	848,550	747,174	622,545	584,400	491,327
Allowance for loan and lease losses	11,490	10,739	9,375	8,056	6,472
Goodwill, net	10,766	10,766	10,766	11,373	12,540
Deposits	858,739	779,540	706,338	644,795	572,924
Borrowings	227,365	192,068	174,668	115,677	54,471
Common shareholders’ equity	74,704	69,010	61,922	56,101	48,530
Total shareholders’ equity	74,704	69,010	61,922	56,101	48,530

Operating ratios:
Interest rate spread	3.07%	2.91%	3.04%	3.12%	3.44%
Net interest margin	3.44%	3.28%	3.48%	3.75%	4.10%
Efficiency ratio (b)	70.41%	69.96%	65.15%	67.05%	65.68%
Return on average assets (c)	0.74%	0.69%	0.81%	0.77%	0.83%
Return on average equity (c)	11.53%	10.45%	12.37%	11.26%	11.58%

Asset quality ratios:
Nonperforming loans to total loans	0.08%	0.30%	0.11%	0.12%	0.10%
Nonperforming assets to total assets	0.06%	0.23%	0.08%	0.12%	0.07%
Allowance for loan and lease losses to nonperforming loans	1,624.28%	449.96%	1,371.74%	1,132.01%	1,435.83%
Allowance for loan and lease losses to total loans	1.34%	1.36%	1.51%	1.40%	1.41%
Net loans charged-off to average loans outstanding	0.01%	0.08%	0.05%	0.08%	(0.01)%

Capital ratios:
Average shareholders’ equity to average total assets	6.40%	6.59%	6.54%	6.85%	7.15%
Tier I leverage ratio	7.06%	6.76%	6.19%	5.93%	5.91%
Tier I risk-based capital ratio	10.01%	9.71%	9.63%	9.86%	9.50%
Total risk-based capital ratio	11.26%	10.92%	10.88%	11.10%	10.76%

(a)	Earnings for 2002 and subsequent years were positively impacted by the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” and SFAS 147, “Acquisitions of Certain Financial Institutions.” These Statements required the Company to cease amortizing its goodwill and begin reviewing it at least annually for impairment. In prior years, the amount of this amortization was $1.2 million annually. Also see discussion under “Recent Accounting Developments.”
(b)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income.
(c)	Excludes cumulative effect of change in accounting principle, net of taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Bancorp Rhode Island, Inc. (the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of commercial real estate, business, residential and consumer loans, deposit products, nondeposit investment products, cash management, and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The FDIC insures the Bank’s deposits, subject to regulatory limits. The Bank is also a member of the FHLB.

Overview

The Company’s operating results depend primarily on two factors: its “net interest income” and the quality of its assets.

The Company’s net interest income is the difference between its interest income and its cost of money. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. See discussion under “Results of Operations—Net Interest Income.” Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under “Asset and Liability Management.”

The quality of the Company’s assets also influences its earnings. Loans that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition—Asset Quality”.

The Company’s business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as “core deposit accounts.” This strategy is based on the Company’s belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost and potential for fee income.

In recent years, the Company also has sought to promote business opportunities presented by its customer base, franchise footprint and system resources through increased efforts in the area of consumer lending and to a lesser degree, residential mortgage originations.

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 84% (based upon June 2004 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits has intensified during the past year. With Bank of America entering New England for the first time earlier this year, numerous institutions in the market have heightened their advertising and promotional product offerings.

Currently, approximately 80% of the Company’s total revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 18.4% in 2004, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products.

Future operating results will depend on the Company’s ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, while controlling the growth of its noninterest or operating expenses.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan and lease losses and review of goodwill for impairment. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Allowance for loan and lease losses

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans and leases into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company’s ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. Nonperforming commercial, commercial real estate and small business loans in excess of a specified dollar amount are deemed to be “impaired.” The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral, the present value of expected future cash flows, and where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments. Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company’s balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets” and SFAS 147 “Acquisitions of Certain Financial Institutions”, the Company was required to cease amortizing this goodwill and to review it at least annually for impairment. Goodwill is evaluated for impairment using market value comparisons for similar institutions, such as price to earnings multiples, price to deposit multiples and price to equity multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Results of Operations

Net Interest Income

Net interest income for 2004 was $38.1 million, compared to $32.3 million for 2003 and $31.3 million for 2002. This increase of $5.8 million, or 17.9%, during 2004 was primarily attributable to the continued growth of the Company. The Company’s net interest margin increased in 2004 to 3.44%, compared to 3.28% in 2003. In 2002, the net interest margin was 3.48%. Average earning assets increased $120.9 million, or 12.3%, and average interest-bearing liabilities increased $87.0 million, or 10.5%, during 2004, compared to 2003.

Average Balances, Yields and Costs

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.

	Year ended December 31,
	2004			2003			2002
	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield
	(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$12,286	$138	1.12%	$15,993	$170	1.06%	$19,840	$313	1.58%
Investment securities	102,827	4,452	4.33%	91,153	3,999	4.39%	71,481	3,375	4.72%
Mortgage-backed securities	132,946	5,709	4.29%	123,524	4,886	3.96%	177,753	8,428	4.74%
Stock in the FHLB	10,811	308	2.85%	8,633	262	3.03%	7,528	277	3.68%
Loans receivable:
Commercial loans and leases	369,263	23,092	6.25%	309,105	19,494	6.31%	259,673	18,396	7.08%
Residential mortgage loans	337,825	17,087	5.06%	334,754	17,677	5.28%	293,117	18,646	6.36%
Consumer and other loans	141,462	6,933	4.90%	103,315	5,285	5.12%	69,755	4,072	5.84%

Total earning assets	1,107,420	57,719	5.21%	986,477	51,773	5.25%	899,147	53,507	5.95%

Cash and due from banks	23,170			24,902			20,434
Allowance for loan and lease losses	(11,490)			(10,739)			(9,375)
Premises and equipment	12,709			11,732			7,878
Goodwill, net	10,766			10,766			10,766
Accrued interest receivable	4,584			4,554			4,599
Bank-owned life insurance	16,026			15,175			10,340
Prepaid expenses and other assets	4,851			3,874			3,416

Total assets	$1,168,036			$1,046,741			$947,205

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$123,064	1,172	0.95%	$114,767	1,363	1.19%	$65,466	705	1.08%
Money market accounts	16,315	213	1.31%	11,587	121	1.04%	10,114	130	1.29%
Savings accounts	325,019	3,899	1.20%	301,667	4,043	1.34%	275,263	5,083	1.85%
Certificate of deposit accounts	225,381	5,638	2.50%	210,081	5,916	2.82%	235,822	8,118	3.44%
Overnight and short-term borrowings	16,643	157	0.94%	18,324	140	0.76%	23,118	322	1.39%
FHLB borrowings	193,234	7,505	3.88%	163,155	7,185	4.40%	145,961	7,377	5.05%
Subordinated deferrable interest debentures	17,487	1,041	5.95%	—	—	0.00%	—	—	0.00%
Capital trust and other subordinated securities	—	—	0.00%	10,589	685	6.47%	5,589	445	7.96%

Total interest-bearing liabilities	917,143	19,625	2.14%	830,170	19,453	2.34%	761,333	22,180	2.91%

Noninterest-bearing deposits	168,960			141,438			119,673
Other liabilities	7,229			6,123			4,277

Total liabilities	1,093,332			977,731			885,283
Shareholders’ equity	74,704			69,010			61,922

Total liabilities and shareholders’ equity	$1,168,036			$1,046,741			$947,205

Net interest income		$38,094			$32,320			$31,327

Net interest rate spread			3.07%			2.91%			3.04%
Net interest rate margin			3.44%			3.28%			3.48%

Rate/Volume Analysis

The following table sets forth certain information regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Year ended December 31,
	2004 vs. 2003 Increase/(decrease) due to			2003 vs. 2002 Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$10	$(42)	$(32)	$(89)	$(54)	$(143)
Investment securities	(53)	506	453	(253)	877	624
Mortgage-backed securities	435	388	823	(1,247)	(2,295)	(3,542)
Stock in the FHLB	(17)	63	46	(53)	38	(15)
Commercial loans and leases	(165)	3,763	3,598	(2,159)	3,257	1,098
Residential mortgage loans	(751)	161	(590)	(3,413)	2,444	(969)
Consumer and other loans	(230)	1,878	1,648	(554)	1,767	1,213

Total interest income	(771)	6,717	5,946	(7,768)	6,034	(1,734)

Interest expense:
NOW accounts	(285)	94	(191)	79	579	658
Money market accounts	35	57	92	(26)	17	(9)
Savings accounts	(443)	299	(144)	(1,493)	453	(1,040)
Certificate of deposit accounts	(690)	412	(278)	(1,376)	(826)	(2,202)
Overnight & short-term borrowings	31	(14)	17	(124)	(58)	(182)
FHLB and other borrowings	(909)	1,229	320	(1,007)	815	(192)
Capital trust and other subordinated securities	(59)	415	356	(96)	336	240

Total interest expense	(2,320)	2,492	172	(4,043)	1,316	(2,727)

Net interest income	$1,549	$4,225	$5,774	$(3,725)	$4,718	$993

Comparison of Years Ended December 31, 2004 and December 31, 2003

General

Net income for 2004, increased $1.4 million, or 19.4%, to $8.6 million, or $2.04 per diluted common share, from $7.2 million, or $1.77 per diluted common share, for 2003. This performance represented a return on average assets of 0.74% and a return on average equity of 11.53% for 2004, as compared to a return on average assets of 0.69% and a return on average equity of 10.45% for 2003.

Net Interest Income

For 2004, net interest income was $38.1 million, compared to $32.3 million for 2003. The net interest margin for 2004 was 3.44% compared to a net interest margin of 3.28% for 2003. The increase in net interest income of $5.8 million, or 17.9%, was primarily attributable to the overall growth of the Company. Average earning assets increased $120.9 million, or 12.3%, and average interest-bearing liabilities increased $87.0 million, or 10.5%, over the preceding year. The increase of 16 basis points in the net interest margin resulted from the Company’s assets benefiting from increases in the Prime Rate during 2004, while the Company also was able to reduce the overall cost of its interest-bearing liabilities. Additionally, prepayment activity slowed considerably from the 2003 period, resulting in an increase in the yield of mortgage-related assets.

Interest Income—Investments

Total investment income (consisting of interest on overnight investments, investment securities and MBSs, and dividends on FHLB stock) was $10.6 million for 2004, compared to $9.3 million for 2003. This increase in total investment income of $1.3 million, or 13.8%, was attributable to a 21 basis point increase in the overall yield on investments, from 3.89% in 2003, to 4.10% in 2004, in response to slower prepayment activity in MBSs, coupled with a $19.6 million, or 8.2%, increase in the average balance of investments.

Interest Income—Loans and Leases

Interest from loans was $47.1 million for 2004, and represented a yield on total loans of 5.55%. This compares to $42.5 million of interest, and a yield of 5.68%, for 2003. Increased interest income resulting from growth in the average balance of loans of $101.4 million, or 13.6%, was partially offset by a decrease in the yield on loans of 13 basis points. The average balance of the various components of the loan portfolio changed as follows: commercial loans and leases increased $60.2 million, or 19.5%; consumer and other loans increased $38.1 million, or 36.9%; and residential mortgage loans increased $3.1 million, or 0.9%. The yield on the various components of the loan portfolio changed as follows: commercial loans and leases decreased 6 basis points, to 6.25%; consumer and other loans decreased 22 basis points, to 4.90%; and residential mortgage loans decreased 22 basis points, to 5.28%. The decrease in the yield on loans and leases resulted primarily from a drop in market interest rates that occurred towards the end of 2003 and the beginning of 2004. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Company can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

Interest Expense—Deposits and Borrowings

Interest paid on deposits and borrowings remained stable, increasing only $172,000, or 0.9%, as decreases in market interest rates occurred over the past year and were offset by growth in deposit and borrowing balances. The overall average cost for interest-bearing liabilities decreased 20 basis points from 2.34% for 2003, to 2.14% for 2004. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company’s cash flow needs. Offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $87.0 million, or 10.5%, from $830.2 million in 2003, to $917.1 million in 2004. The growth in deposit average balances was centered in NOW accounts (up $8.3 million, or 7.2%), savings accounts (up $23.4 million, or 7.7%) and certificates of deposit accounts (up $15.3 million, or 7.3%). In addition, the Company increased its utilization of FHLB borrowings (up $30.1 million, or 18.4%) and subordinated securities (up $6.9 million, or 65.1%).

Provision for Loan and Lease Losses

The provision for loan and lease losses was $900,000 for 2004, compared to $1.6 million for 2003. The allowance, expressed as a percentage of total loans and leases, was 1.34% as of December 31, 2004, compared to 1.36% at the prior year-end and stood at 1624.3% of nonperforming loans and leases at December 31, 2004, compared to 450.0% of nonperforming loans and leases at December 31, 2003. Net charge-offs for 2004 were $72,000, compared to $618,000 for 2003. Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”

Noninterest Income

Total noninterest income decreased $249,000, or 2.8%, from $8.8 million for 2003, to $8.6 million for 2004. Excluding net gains realized, noninterest income increased $214,000, or 2.8%, as Service charges on deposit accounts (which continues to represent the largest source of noninterest income for the Company) increased $599,000, or 15.3%, primarily as a result of enhancements to NSF item processing and increased debit card activity. Additionally, Commissions on nondeposit investment products increased $98,000, or 11.2%, as consumer interest in investment products rebounded, and Other income increased $257,000, or 26.8%, primarily from commissions generated from sales of tax credits, along with increased credit card and tuition payment activity. Partially offsetting these increases, Commissions on loans originated for others declined $284,000, or 80.0%, and prepayment penalties on commercial loans declined $394,000, or 70.2%, from 2003 to 2004. Net Gains on sales of investment securities and MBSs were down $998,000, or 91.7%, from 2003 to 2004. Also during 2004, the Bank sold its South Broadway, East Providence, office building (leasing back its branch office space). This transaction generated a total gain of $755,000 of which $511,000 was recognized and $244,000 was deferred as a result of the sale-leaseback.

The following table sets forth the components of noninterest income:

	Year ended December 31,
	2004	2003
	(In thousands)
Service charges on deposit accounts	$4,514	$3,915
Commissions on nondeposit investment products	973	875
Income from bank-owned life insurance	641	723
Loan related fees	541	915
Commissions on loans originated for others	71	355
Gain on sale of Investments/MBSs	90	1,088
Gain on sale of premises and equipment	535	—
Other income	1,216	959

Total noninterest income	$8,581	$8,830

Noninterest Expense

Noninterest expenses for 2004 increased a total of $4.1 million, or 14.2%, to $32.9 million. This increase was primarily due to higher operating costs resulting from the continued growth of the Company and was centered in the following areas: Salaries and employee benefits (up $2.6 million, or 17.8%), Occupancy and equipment (up $374,000, or 9.6%), Data processing (up $55,000, or 2.0%), Marketing (up $179,000, or 14.3%), Loan servicing (up $58,000, or 5.6%) and Other expenses (up $205,000, or 5.3%). In addition to increases resulting from continued growth of the Company, Salaries and employee benefits for 2004 included additional incentive bonus accruals of $1.2 million that were not present in 2003. Also, Professional services increased $591,000, or 43.0%, during 2004 as the Company incurred costs for management training ($145,000), partial outsourcing of its internal audit function ($185,000) and Sarbanes-Oxley Section 404 compliance ($200,000) that were not present in 2003. The Company expects that the costs incurred to comply with Sarbanes-Oxley Section 404 during 2004 will be incurred annually in future years. Additionally, the Company anticipates that its noninterest expenses will increase as its planned new branch offices come on-line in the coming years. Overall, the Company’s efficiency ratio increased slightly to 70.41% for 2004, from 69.96% for 2003.

The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2004	2003
	(In thousands)
Salaries and employee benefits	$17,072	$14,496
Occupancy and equipment	4,260	3,886
Data processing	2,832	2,777
Marketing	1,429	1,250
Professional services	1,965	1,374
Loan servicing	1,092	1,034
Other real estate owned	110	73
Other expenses	4,105	3,900

Total noninterest expense	$32,865	$28,790

Income Tax Expense

The Company recorded income tax expense of $4.3 million for 2004, compared to $3.5 million for 2003. This represented total effective tax rates of 33.3% and 33.0%, respectively. Tax-favored income from BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

Comparison of Years Ended December 31, 2003 and December 31, 2002

General

Net income for 2003 decreased $448,000, or 5.8%, to $7.2 million, or $1.77 per diluted common share, from $7.7 million, or $1.92 per diluted common share, for 2002. The Company’s performance represented a return on average assets of 0.69% and a return on average equity of 10.45% for 2003, as compared to a return on average assets of 0.81% and a return on average equity of 12.37% for 2002.

Net interest income was $32.3 million for 2003, compared to $31.3 million for 2002. The net interest margin for 2003 was 3.28% compared to a net interest margin of 3.48% for 2002. The increase in net interest income of $993,000, or 3.2%, was primarily attributable to the overall growth of the Company. Average earning assets increased $87.3 million, or 9.7%, and average interest-bearing liabilities increased $68.8 million, or 9.0%, over the prior year. The decrease of 20 basis points in the net interest margin was primarily caused by a drop in market interest rates, coupled with higher prepayment activity in residential mortgage loans and MBSs.

Interest Income—Investments

Total investment income (consisting of interest or dividends on overnight investments, investment securities, mortgage-backed securities, and FHLB stock) was $9.3 million for 2003, compared to $12.4 million for 2002. This decrease in total investment income of $3.1 million, or 24.8%, was attributable to a $54.2 million, or 30.5%, decrease in the average balance of MBSs and a 59 basis point decrease in the overall yield on investments, from 4.48% in 2002, to 3.89% in 2003. These changes were the result of dramatically lower market interest rates and increased prepayment activity. The majority of the Company’s investments at December 31, 2003 were comprised of Agency securities, corporate debt securities and MBSs with either remaining maturities or repricing periods of less than five years. However, in an effort to diversify the portfolio and increase yields, commencing in the fourth quarter of 2002, the Company began investing in corporate debt securities and CMOs. As a result of the low interest rate environment, prepayments on MBSs increased dramatically during the first three quarters of 2003, but appeared to subside in the fourth quarter. Faster prepayment speeds negatively impact the yield of the Company’s MBS portfolio, as premiums paid on MBSs must be amortized more quickly and cash flows must be reinvested at lower interest rates.

Interest Income—Loans and Leases

Interest from loans and leases was $42.5 million for 2003, and represented a yield on total loans and leases of 5.68%, as compared to $41.1 million of interest, and a yield of 6.60%, for 2002. The Company continues to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. In addition, the Company purchases residential mortgage loans as cash flows dictate. Interest from commercial loans increased $1.1 million, or 6.0%, and consumer and other loan income increased $1.2 million, or 29.8%, as increased average balances more than offset any decline in average yields. Declining market interest rates, coupled with increased prepayment activity, resulted in residential mortgage loan interest decreasing $969,000, or 5.2%. In response to declining market interest rates and increased prepayment activity, the yields on the various loan portfolio components changed as follows: commercial loans decreased 78 basis points, to 6.31%; residential mortgage loans decreased 108 basis points, to 5.28%; and consumer and other loans decreased 72 basis points, to 5.12%. In an effort to offset the decrease in yields, the Company attempted to increase the balances in the loan portfolio. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $49.4 million, or 19.0%; residential mortgage loans increased $41.6 million, or 14.2%; and consumer and other loans increased $33.6 million, or 48.1%. Following a dramatic increase in residential mortgage loan prepayment activity during the second and third quarters of 2003, prepayment speeds returned to lower levels during the fourth quarter.

Interest Expense—Deposits and Borrowings

Interest paid on deposits and borrowings decreased $2.7 million, or 12.3%, to $19.5 million for 2003, compared to $22.2 million for 2002. The decrease in total interest expense was primarily attributable to the dramatic drop in market interest rates, partially offset by an increase in the average balance of deposits and borrowings. The overall average cost for interest-bearing liabilities decreased 57 basis points from 2.91% for 2002, to 2.34% for 2003. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs. Average costs for the various components of interest-bearing liabilities changed from 2002 as follows: NOW accounts increased 11 basis points, to 1.19%; money market accounts decreased 25 basis points, to 1.04%; savings accounts decreased 51 basis points, to 1.34%; time deposits decreased 63 basis points, to 2.82%; and borrowings decreased 49 basis points, to 4.17%. Partially offsetting the effect of the decline in market interest rates, the average balance of interest-bearing liabilities increased $68.8 million, from $761.3 million in 2002, to $830.2 million in 2003, as NOW and savings account growth, along with additional borrowings, were utilized to fund much of the Company’s asset growth. While average certificate of deposit balances decreased by $25.7 million from 2002 to 2003, the Company began actively advertising for certificates of deposit during the fourth quarter of 2003 and was able to increase their balance by $11.6 million, or 5.8%, during that quarter.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.6 million for 2003, down $275,000, or 14.7%, from the $1.9 million for 2002. Management evaluates several factors including new loan originations, delinquency rates, actual and estimated charge-offs, the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for each quarter. Also see discussion under “Asset Quality” and “Allowance for Loan and Lease Losses.” Increases to the allowance for loan and lease losses during 2003 were primarily in response to growth in total loans and leases outstanding and continued concern about economic conditions. The allowance, expressed as a percentage of total loans and leases, was 1.36% at December 31, 2003, compared to 1.51% at the prior year-end and stood at 450.0% of nonperforming loans and leases at the end of 2003. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses in future periods.

Noninterest Income

Total noninterest income increased $1.7 million, or 24.7%, from $7.1 million for 2002, to $8.8 million for 2003. During 2003, the Company benefited from increased loan prepayment penalties and increased gains from sales of investments. These events generated $1.3 million, or approximately three-quarters, of the overall increase in noninterest income. The gains from sales of investments resulted from the Company’s restructuring of a portion of its investment portfolio and may not be present at these levels in future years. Service charges on deposit accounts, which represent the largest source of noninterest income, rose $152,000, or 4.0%, from $3.8 million for 2002, to $3.9 million for 2003, primarily as a result of growth in checking and savings accounts. Additionally, Income from BOLI increased $155,000, or 27.3%, as the Company’s average balance of BOLI increased from the prior year. Partially offsetting these increases in noninterest income was a decrease in Commissions on nondeposit investment products as funds flowed out of the equity markets during the early part of 2003 and the Company’s branch personnel were focused on the core data processing conversion for a portion of the year.

The following table sets forth the components of noninterest income:

	Year ended December 31,
	2003	2002
	(In thousands)
Service charges on deposit accounts	$3,915	$3,763
Commissions on nondeposit investment products	875	978
Income from bank-owned life insurance	723	568
Loan related fees	915	688
Commissions on loans originated for others	355	325
Gain on sale of Investments/MBSs	1,088	23
Other income	959	738

Total noninterest income	$8,830	$7,083

Noninterest Expense

Noninterest expenses for 2003 increased a total of $3.8 million, or 15.0%, to $28.8 million, from $25.0 million in 2002. This increase occurred primarily as a result of the overall growth of the Company, along with investments in the Bank for a new Operations Center and a new core data processing system, and was centered in the following areas: Salaries and employee benefits (up $1.3 million, or 9.9%), Occupancy and equipment (up $880,000, or 29.3%), Data processing (up $790,000, or 39.8%) and Other expenses (up $621,000, or 18.9%). Included in the 2003 increases were start-up expenses related to the data processing conversion of approximately $600,000. In addition, the Bank added 27 full-time equivalent employees (“FTEs”) during 2003 to support its overall growth. It should be noted that by agreement with its executives, the Company did not budget nor pay any bonuses to its executive managers during 2003 as a result of the negative impact that the planned investments in the franchise would have on the Company’s earnings.

The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2003	2002
	(In thousands)
Salaries and employee benefits	$14,496	$13,185
Occupancy and equipment	3,886	3,006
Data processing	2,777	1,987
Marketing	1,250	1,234
Professional services	1,374	1,380
Loan servicing	1,034	927
Other real estate owned	73	26
Other expenses	3,900	3,279

Total noninterest expense	$28,790	$25,024

Income Tax Expense

The Company recorded income tax expense of $3.5 million for 2003, compared to $3.8 million for 2002. This represented total effective tax rates of 33.0% and 33.4%, respectively. Tax-favored income from BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

Financial Condition

Loans and Leases Receivable

Total loans and leases were $886.3 million, or 71.5% of total assets, at December 31, 2004, compared to $814.3 million, or 74.4% of total assets, at December 31, 2003, an increase of $72.0 million, or 8.8%. This increase is centered in commercial and consumer loans (where the Company concentrates its origination efforts) and was partially offset by a decrease in residential mortgage loans (which the Company primarily purchases). Total loans and leases as of December 31, 2004, are segmented in three broad categories: commercial loans and leases that aggregate $402.8 million, or 45.4% of the portfolio; residential mortgages that aggregate $316.1 million, or 35.7% of the portfolio; and consumer and other loans that aggregate $167.4 million, or 18.9% of the portfolio.

The Company utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less.

The following is a summary of loans and leases receivable:

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Commercial loans and leases:
Commercial real estate—nonowner occupied	$90,716	$78,083	$81,242	$73,369	$69,315
Commercial real estate—owner occupied	93,027	77,317	59,249	46,698	38,272
Commercial & industrial	78,918	67,925	57,389	53,677	51,470
Small business	37,820	30,429	28,750	24,122	19,170
Multi-family	32,415	28,730	18,952	14,927	15,933
Construction	32,319	30,632	18,101	14,027	7,070
Leases and other	38,116	19,548	17,613	12,715	11,731

Subtotal	403,331	332,664	281,296	239,535	212,961

Discount on leases acquired	(226)	—	—	—	—
Net deferred loan origination fees	(335)	(398)	(329)	(171)	(143)

Total commercial loans and leases	402,770	332,266	280,967	239,364	212,818

Residential mortgage loans:
One- to four-family adjustable rate	199,031	232,543	277,265	285,589	212,197
One- to four-family fixed rate	115,350	131,743	19,310	23,306	34,609

Subtotal	314,381	364,286	296,575	308,895	246,806

Premium on loans acquired	1,826	2,026	1,248	1,381	1,166
Net deferred loan origination fees	(72)	(82)	(60)	(64)	(49)

Total residential mortgage loans	316,135	366,230	297,763	310,212	247,923

Consumer and other loans:
Home equity—term loans	110,542	68,523	47,906	22,930	23,292
Home equity—lines of credit	53,551	42,067	37,381	28,460	26,215
Automobile	488	1,455	3,409	6,335	4,643
Installment	491	662	967	1,240	1,348
Savings secured	439	631	602	656	987
Unsecured and other	801	1,787	1,063	1,153	1,044

Subtotal	166,312	115,125	91,328	60,774	57,529

Premium on loans acquired	15	44	103	192	144
Net deferred loan origination costs	1,069	617	497	422	411

Total consumer and other loans	167,396	115,786	91,928	61,388	58,084

Total loans and leases receivable	$886,301	$814,282	$670,658	$610,964	$518,825

During 2004, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, leases, multi-family real estate, construction and small business loans) increased $70.5 million, or 21.2%. The Company believes it is well positioned for continued commercial loan growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in total loan commitments). The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The small business segment of the portfolio increased $7.4 million, or 24.3%, during 2004. The Bank is a participant in the SBA Preferred Lender Program (“PLP”) in Rhode Island and the 7a Guarantee Loan Program in Massachusetts.

Residential mortgage loans decreased $50.1 million, or 13.7%, as repayments ($114.8 million) were greater than the total of purchases ($55.3 million) and originations ($9.6 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and, to a lesser extent, consumer lending opportunities, but originates mortgage loans for its own portfolio, as well as for others, on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases both fixed and adjustable rate mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

The consumer loan portfolio is comprised primarily of home equity term loans and home equity lines of credit. During 2004, consumer loan outstandings increased $51.6 million, or 44.6%, to $167.4 million at December 31, 2004, from $115.8 million at December 31, 2003. During 2003 and 2004, in an effort to take advantage of the low interest-rate environment for mortgage refinancings, the Bank promoted its fixed-rate home equity loan product (primarily ten- and fifteen-year maturities), generating $42.0 million of net loan growth during 2004. The remainder of the growth was in the Bank’s home equity line of credit product, which had $11.5 million of net loan growth during 2004.

The table below shows loan and lease originations, purchases, sales and repayment activities.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Originations and principal additions:
Loans and leases purchased:
Commercial loans and leases	$3,257	$—	$—	$—	$—
Residential mortgage loans	55,273	249,656	166,935	186,013	48,491
Consumer and other loans	—	—	—	4,902	4,891

Total loans and leases purchased	58,530	249,656	166,935	190,915	53,382

Loans and leases originated:
Commercial loans and leases	109,560	106,335	84,132	59,186	65,465
Residential mortgage loans	9,635	28,371	9,345	18,037	9,985
Consumer and other loans	90,655	65,831	51,951	22,332	17,950

Total loans and leases originated	209,850	200,537	145,428	99,555	93,400

Principal reductions:
Charge-offs/transfers to OREO:
Commercial loans and leases	(98)	(565)	(400)	(981)	(93)
Residential mortgage loans	—	—	(58)	(304)	(148)
Consumer and other loans	(51)	(64)	(93)	(61)	(20)

Total charge-offs/transfers to OREO	(149)	(629)	(551)	(1,346)	(261)

Principal payments:
Commercial loans and leases	(42,052)	(54,402)	(41,971)	(31,631)	(27,139)
Residential mortgage loans	(114,813)	(210,316)	(188,542)	(141,657)	(47,422)
Consumer and other loans	(39,417)	(41,970)	(21,304)	(23,928)	(12,042)

Total principal payments	(196,282)	(306,688)	(251,817)	(197,216)	(86,603)

Change in total loans and leases receivable (before net items)	$71,949	$142,876	$59,995	$91,908	$59,918

The following table sets forth certain information at December 31, 2004, regarding the aggregate dollar amount of certain loans maturing in the loan portfolio based on scheduled payments to maturity. Actual loan principal payments may vary from this schedule due to refinancings, modifications and other changes in loan terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
	One year or less	After one, but within five years	After five years
	(In thousands)
Construction/permanent loans	$13,065	$7,662	$11,591
Commercial & industrial loans (including leases)	59,685	46,683	11,024
Small business loans	16,259	15,544	6,017

Total	$89,009	$69,889	$28,632

The following table sets forth as of December 31, 2004, the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
	Fixed rates	Floating or adjustable rates
	(In thousands)
Construction/permanent loans	$5,489	$13,764
Commercial & industrial loans (including leases)	43,635	14,072
Small business loans	12,015	9,546

Total	$61,139	$37,382

Asset Quality

The definition of nonperforming assets includes nonperforming loans and Other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans. Included in nonaccrual loans at December 31, 2004, 2003 and 2002, were $671,000, $2.1 million and $224,000 of impaired loans, respectively.

Nonperforming Assets. At December 31, 2004, the Company had nonperforming assets of $733,000 or 0.06% of total assets. This compares to nonperforming assets of $2.5 million, or 0.23% of total assets, at December 31, 2003, and nonperforming assets of $794,000, or 0.08% of total assets, at December 31, 2002. Nonperforming assets at December 31, 2004, consisted of commercial loans aggregating $709,000 and residential mortgage loans aggregating $24,000. Nonperforming assets at December 31, 2003 and 2002, were primarily comprised of nonaccrual commercial loans and nonaccrual residential mortgage loans. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the December 31, 2004 level of nonperforming assets is low relative to the size of the Company’s loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$733	$2,462	$736	$753	$508
Loans past due 90 days or more, but still accruing	—	—	—	—	—
Impaired loans (not included in nonaccrual loans)	—	—	—	—	—

Total nonperforming loans	733	2,462	736	753	508
Other real estate owned	—	—	58	264	30

Total nonperforming assets	$733	$2,462	$794	$1,017	$538

Nonperforming loans as a percent of total loans and leases	0.08%	0.30%	0.11%	0.12%	0.10%
Nonperforming assets as a percent of total assets	0.06%	0.23%	0.08%	0.12%	0.07%

Nonaccrual Loans. Accrual of interest income on all loans is discontinued when concern exists as to the collectibility of principal or interest, or when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Residential mortgage loans are removed from nonaccrual when they become less than 90 days past due, and in the case of commercial and consumer loans, when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2004, nonaccrual loans totaled $733,000. Interest on nonaccrual loans that would have been recorded as additional income for the year ended December 31, 2004, had the loans been current in accordance with their original terms, totaled $29,000. This compares with $298,000 and $25,000 of foregone interest income on nonaccrual loans for the years ended December 31, 2003 and 2002, respectively.

The following table sets forth certain information regarding nonaccrual loans.

	December 31,
	2004		2003		2002
	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans and leases	$709	0.08%	$2,256	0.28%	$428	0.07%
Residential mortgage loans	24	0.00%	186	0.02%	291	0.04%
Consumer and other loans	—	0.00%	20	0.00%	17	0.00%

Total nonaccrual loans	$733	0.08%	$2,462	0.30%	$736	0.11%

Delinquencies. At December 31, 2004, $4.9 million of loans were 30 to 89 days past due. This compares to $943,000 and $857,000 of loans 30 to 89 days past due as of December 31, 2003 and 2002, respectively. The majority of these loans at December 31, 2004 and 2002 were commercial loans and at December 31, 2003 were residential mortgage loans.

Management reviews delinquent loans frequently to assess problem situations and to quickly address these problems. In the case of consumer and commercial loans, the Bank contacts the borrower when a loan becomes delinquent. When a payment is not made, generally within 10-15 days of the due date, a late charge is assessed. After 30 days of delinquency, a notice is sent to the borrower advising that failure to cure the default may result in formal demand for payment in full. In the event of further delinquency, the matter is generally referred to legal counsel to commence civil proceedings to collect all amounts owed. In the case of residential mortgage loans, delinquency and collection proceedings are conducted by either the Bank, or its mortgage servicers, in accordance with standard servicing guidelines. In any circumstance where the Bank is secured by real property or other collateral, the Bank enforces its rights to the collateral in accordance with applicable law.

The following table sets forth information as to loans delinquent for 30 to 89 days.

	December 31,
	2004		2003		2002
	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans
	(Dollars in thousands)
Loans delinquent for 30 to 59 days:
Commercial loans and leases	$3,370	0.38%	$49	0.01%	$563	0.08%
Residential mortgage loans	951	0.11%	250	0.03%	197	0.03%
Consumer and other loans	549	0.06%	47	0.01%	70	0.01%

Total loans delinquent 30 to 59 days	4,870	0.55%	346	0.05%	830	0.12%

Loans delinquent for 60 to 89 days:
Commercial loans	—	—	—	—	—	—
Residential mortgage loans	—	—	597	0.07%	11	—
Consumer and other loans	—	—	—	—	16	0.01%

Total loans delinquent 60 to 89 days	—	—	597	0.07%	27	0.01%

Total loans delinquent 30 to 89 days	$4,870	0.55%	$943	0.12%	$857	0.13%

Adversely Classified Assets. The Company’s management adversely classifies certain assets as “substandard,” “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2004, the Company had $5.8 million of assets that were classified as substandard. This compares to $5.5 million and $8.4 million of assets that were classified as substandard at December 31, 2003 and 2002, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2004, included in the $5.8 million of assets that were classified as substandard, were $5.1 million of performing loans. This compares to $3.1 million and $7.6 million of adversely classified performing assets as of December 31, 2003 and 2002, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. The decrease in adversely classified assets from 2002 is reflective of successful efforts on the Company’s part to resolve substandard credits. Management believes that the December 31, 2004 level of adversely classified assets is low relative to the size and composition of the Company’s loan portfolio. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established for credit losses inherent in the loan portfolio through a charge to earnings. Loans deemed uncollectible are charged against the allowance, while recoveries of amounts previously charged-off are added to the allowance. Amounts are charged-off once the probability of loss has been established, with consideration given to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions.

When an insured institution classifies problem loans as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. Additionally, general allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, and have not been allocated to particular problem loans.

The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial loans and leases	$6,503	45.4%	$4,761	40.8%	$5,250	41.9%	$4,191	39.2%	$3,210	41.0%
Residential mortgage loans	1,644	35.7%	1,922	45.0%	1,757	44.4%	1,835	50.8%	1,460	47.8%
Consumer and other loans	1,745	18.9%	1,248	14.2%	1,027	13.7%	787	10.0%	731	11.2%
Unallocated	2,014	NA	3,147	NA	2,062	NA	1,711	NA	1,893	NA

Total	$11,906	100.0%	$11,078	100.0%	$10,096	100.0%	$8,524	100.0%	$7,294	100.0%

Assessing the adequacy of the allowance for loan and leases losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the year-end allowance for loan and lease losses is adequate.

A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $2.0 million at December 31, 2004, compared to $3.1 million at December 31, 2003.

While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

During 2004, 2003 and 2002, the Bank made additions to the allowance of $900,000, $1.6 million and $1.9 million and experienced net charge-offs of 72,000, $618,000 and $303,000, respectively. At December 31, 2004, the allowance for loan and leases losses stood at $11.9 million and represented 1624.3% of nonperforming loans and 1.34% of total loans outstanding. This compares to an allowance for loan and lease losses of $11.1 million, representing 450.0% of nonperforming loans and 1.36% of total loans outstanding at December 31, 2003.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance at beginning of year	$11,078	$10,096	$8,524	$7,294	$5,681
Loans charged-off:
Commercial loans and leases	(98)	(565)	(400)	(406)	(94)
Residential mortgage loans	—	(17)	—	—	(11)
Consumer and other loans	(52)	(64)	(93)	(61)	(20)

Total loans charged-off	(150)	(646)	(493)	(467)	(125)

Recoveries of loans previously charged-off:
Commercial loans and leases	70	4	110	—	191
Residential mortgage loans	—	—	40	—	—
Consumer and other loans	8	24	40	28	5

Total recoveries of loans previously charged-off	78	28	190	28	196

Net (charge-offs) recoveries	(72)	(618)	(303)	(439)	71

Provision for loan losses charged against income	900	1,600	1,875	1,669	1,542

Balance at end of year	$11,906	$11,078	$10,096	$8,524	$7,294

Net charge-offs (recoveries) to average loans outstanding	0.01%	0.08%	0.05%	0.08%	(0.01)%

Investments

Total investments (consisting of overnight investments, investment securities, MBSs, and FHLB stock) totaled $291.9 million, or 23.6% of total assets, at December 31, 2004. This compares to total investments of $215.5 million, or 19.7% of total assets, as of December 31, 2003. The increase of $76.4 million, or 35.4%, was primarily in overnight investments and MBSs. The cashflows resulting from residential mortgage loan prepayments during the second half of 2004 were utilized to purchase CMOs in an effort to increase the overall yield on the Company’s assets.

The investment portfolio provides a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. Investment securities and MBSs are primarily comprised of U.S. Agency securities, but in an effort to diversify the portfolio and increase yields, the Company began investing in corporate debt instruments and CMOs during the fourth quarter of 2002. At December 31, 2004, the Company had a total of $25.9 million in corporate debt and $62.0 million in CMOs. This compares with a total of $36.1 million in corporate debt and $57.1 million of CMOs at December 31, 2003. All investment securities and MBSs at December 31, 2004 and 2003, were classified as securities available for sale, and at December 31, 2004, carried a total of $1.0 million in net unrealized gains, compared to $2.4 million in net unrealized gains at December 31, 2003.

A summary of investment and mortgage-backed securities available for sale follows:

	Amortized cost	Unrealized		Market value
		Gains	Losses
	(In thousands)
At December 31, 2004:
U.S. Agency obligations	$74,330	$219	$(358)	$74,191
Corporate debt securities	25,388	528	(43)	25,873
Trust preferred securities	4,235	301	—	4,536
U.S. Agency mortgage-backed securities	97,210	1,082	(333)	97,959
Collateralized mortgage obligations	62,371	52	(436)	61,987

Total	$263,534	$2,182	$(1,170)	$264,546

At December 31, 2003:
U.S. Agency obligations	$57,855	$226	$(153)	$57,928
Corporate debt securities	34,704	1,415	—	36,119
Trust preferred securities	4,269	283	(4)	4,548
U.S. Agency mortgage-backed securities	48,878	629	(26)	49,481
Collateralized mortgage obligations	57,150	254	(267)	57,137

Total	$202,856	$2,807	$(450)	$205,213

At December 31, 2002:
U.S. Agency obligations	$75,137	$1,203	$(2)	$76,338
Corporate debt securities	20,367	210	—	20,577
Trust preferred securities	4,299	184	(69)	4,414
U.S. Agency mortgage-backed securities	150,152	1,856	(61)	151,947
Collateralized mortgage obligations	4,073	94	—	4,167

Total	$254,028	$3,547	$(132)	$257,443

The following table sets forth the contractual maturities of investment and mortgage-backed securities available for sale and the weighted average yields of such securities:

	Within one year		After one, but within five years		After five, but within ten years		After ten years
	Market value	Weighted average yield	Market value	Weighted average yield	Market value	Weighted average yield	Market value	Weighted average yield
	(Dollars in thousands)
At December 31, 2004:
U.S. Agency obligations	$—	0.00%	$74,190	3.66%	$—	0.00%	$—	0.00%
Corporate debt securities	4,073	5.68%	21,801	4.88%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,536	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	97,959	4.46%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,987	4.41%

Total	$4,073	5.68%	$95,991	3.94%	$—	0.00%	$164,482	4.54%

At December 31, 2003:
U.S. Agency obligations	$—	0.00%	$48,413	3.73%	$9,515	4.10%	$—	0.00%
Corporate debt securities	4,119	3.87%	32,000	5.14%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,548	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	49,481	3.67%
Collateralized mortgage obligations	—	0.00%	—	0.00%	450	6.50%	56,687	4.45%

Total	$4,119	3.87%	$80,413	4.27%	$9,965	4.21%	$110,716	4.26%

At December 31, 2002:
U.S. Agency obligations	$2,029	3.26%	$74,309	4.03%	$—	0.00%	$—	0.00%
Corporate debt securities	—	0.00%	20,577	5.92%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,414	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	1,534	2.24%	150,413	4.25%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	4,167	6.35%

Total	$2,029	3.26%	$94,886	4.44%	$1,534	2.24%	$158,994	4.42%

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2004, 2003 and 2002, the Bank purchased $2.0 million, $0 and $14.2 million of BOLI, respectively. The cash surrender value of these life insurance policies was $18.1 million and $15.5 million at December 31, 2004 and 2003, respectively. The Bank recorded income from the BOLI policies of $641,000 in 2004, $723,000 in 2003 and $568,000 in 2002.

Deposits and Borrowings

The Company has devoted considerable time and resources to its deposit gathering network. The Company experienced a net increase of $69.4 million, or 8.6%, in total deposits during 2004, to $880.7 million at December 31, 2004, from $811.3 million at December 31, 2003. This increase in total deposits can be broken down as follows: demand deposit accounts were up $7.8 million, or 4.9%, savings accounts were up $47.6 million, or 16.3%, and CDs were up $35.8 million, or 16.8%. Meanwhile, NOW and money market accounts were down $21.7 million, or 14.8%, for the year. The growth in checking and savings accounts occurred during the first half of 2004. During the latter half of 2004, checking balances decreased, reflecting increased volatility. In addition, as short-term interest rates rose, interest-bearing core deposits began to shift into CDs as consumers sought higher yields on their short-term savings. By comparison, total deposits increased $49.4 million, or 6.5%, during 2003 and can be summarized as follows: demand deposit accounts increased $22.0 million, or 15.9%, NOW accounts increased $28.9 million, or 28.8%, and CDs decreased $9.1 million, or 4.1%, during 2003.

The following table sets forth certain information regarding deposits:

	December 31,
	2004			2003			2002
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$108,159	12.3%	0.76%	$129,398	16.0%	1.13%	$100,476	13.2%	1.37%
Money market accounts	16,489	1.9%	1.22%	16,937	2.1%	1.29%	10,660	1.4%	1.00%
Savings accounts	339,836	38.6%	1.25%	292,277	36.0%	1.18%	290,981	38.2%	1.70%
Certificate of deposit accounts	248,508	28.2%	2.55%	212,755	26.2%	2.55%	221,874	29.1%	3.07%

Total interest bearing deposits	712,992	81.0%	1.63%	651,367	80.3%	1.62%	623,991	81.9%	2.12%
Noninterest bearing accounts	167,682	19.0%	0.00%	159,916	19.7%	0.00%	137,920	18.1%	0.00%

Total deposits	$880,674	100.0%	1.32%	$811,283	100.0%	1.30%	$761,911	100.0%	1.74%

At December 31, 2004, CDs with balances greater than $100,000 aggregated $52.4 million, compared to $31.0 million and $30.5 million at December 31, 2003 and 2002, respectively.

Overnight and short-term borrowings, along with FHLB borrowings, increased $62.6 million, or 32.9%, during 2004, to $252.8 million, from $190.2 million at December 31, 2003. The Company had $171.3 million of borrowings outstanding at the end of 2002. The increase during 2004 was the result of the Company utilizing FHLB borrowings to take advantage of long-term borrowing rates to partially fund its asset growth and partially to offset some deposit softness that occurred during the second half of 2004. The Bank, through its membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time to time take advantage of these opportunities to fund asset growth. However, on a long-term basis, the Bank intends to concentrate on increasing its core deposits.

Subordinated Deferrable Interest Debentures

On both March 17, 2004, and June 26, 2003, the Company issued $5.2 million of subordinated deferrable interest debentures to one of its statutory trust subsidiaries bringing its total outstanding of subordinated deferrable interest debentures to $18.6 million. The securities issued in March 2004 have a floating interest rate equal to 3 month LIBOR plus 2.79% and mature in 30 years. The securities issued in June 2003 have a 5.55% coupon, fixed for the first five years, then converting to a floating interest rate equal to 3 month LIBOR plus 3.10% and mature in 30 years. The statutory trust subsidiary then participated in the issuance of pooled trust preferred securities of similar terms and maturity. The regulatory capital generated from issuing the trust preferred securities helped support the Company’s continued asset growth. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46-R “Consolidation of Variable Interest Entities—Revised”, the statutory trust subsidiaries utilized in the issuance of trust preferred securities were deconsolidated from the Company’s financial statements, effective December 31, 2003.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturing investment securities and sales of securities from the available for sale portfolio. Management believes that these sources are sufficient to fund the Bank’s lending and investment activities.

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At December 31, 2004, overnight investments, investment securities and mortgage-backed securities available for sale amounted to $278.6 million, or 22.5% of total assets. This compares to $205.9 million, or 18.8% of total assets, at December 31, 2003. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company’s liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

The following table sets forth the contractual obligations of the Company:

	Payments due or commitment expiring—by period
	Total	Less than one year	One to three years	Four to five years	After five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$234,778	$97,000	$70,253	$30,293	$37,232
Subordinated deferrable interest debentures	18,558	—	—	—	18,558
Lease obligations	10,103	1,165	2,383	1,939	4,616
Other:
Treasury, Tax and Loan payments	1,759	1,759	—	—	—
Customer repurchase agreements	16,291	16,291	—	—	—

Total contractual cash obligations	$281,489	$116,215	$72,636	$32,232	$60,406

Other commitments:
Commitments to originate or purchase loans	$17,445	$16,237	$—	$—	$1,208
Unused lines of credit and other commitments	162,284	76,174	17,355	504	68,251
Letters of credit	4,346	3,864	482	—	—
Supplemental retirement benefits	1,222	—	—	—	1,222

Total other commitments	$185,297	$96,275	$17,837	$504	$70,681

Capital Resources

Total shareholders’ equity of the Company at December 31, 2004 was $78.9 million, as compared to $72.1 million at December 31, 2003. Major activity in shareholders’ equity during 2004 can be summarized as follows: net income for the year was $8.6 million, dividends paid on Common Stock totaled $2.3 million, proceeds from exercise of options and warrants totaled $1.3 million and changes in unrealized gains and losses on securities equaled $897,000.

All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2004, the Bank’s Tier I leverage ratio stood at 6.78%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well capitalized.” According to these standards, the Bank had a Tier I risk-weighted capital ratio of 9.61% and a Total risk-weighted capital ratio of 10.86% at December 31, 2004.

The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2004, the Company’s Tier I leverage ratio was 7.06%, its Tier I Risk-based capital ratio was 10.01% and its Total Risk-based capital ratio was 11.26%.

As of December 31, 2004, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC.

The decision by the SEC to require the deconsolidation of “special purpose entities” under FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised,” has lead the FRB to further limit the inclusion of trust preferred securities in future Tier I capital calculations. To date, the Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company’s growth. If trust preferred securities are not available as a source of future Tier I capital, the Company expects to use other forms of capital (e.g., common or preferred equity) to support its growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes thereto, included elsewhere herein, have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Recent Accounting Developments

At the November 2003 meeting of FASB’s Emerging Issues Task Force (“EITF”), the EITF reached consensus on EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The guidance also dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. The Company adopted the EITF’s recommendations on December 31, 2003, and has provided additional disclosures regarding any possible other-than-temporarily impaired investments. Adoption of these recommendations did not have a material impact on the Company’s financial position or results of operations.

In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’.” EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities—Revised.” FIN 46-R revises FIN 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. Adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123-R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The principal objective of the Company’s asset and liability management process is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity or repricing periods. The asset and liability management process is dependent on numerous assumptions, many of which require significant judgments by the Company. The Company’s actions in this regard are taken under the guidance of the Bank’s Asset/Liability Committee (“ALCO”) that is comprised of members of senior management. The ALCO generally meets monthly and is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Company has not engaged in any hedging activities.

The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. The ALCO has established internal parameters for monitoring the income simulation and gap analysis. These guidelines serve as benchmarks for evaluating actions to balance the current position against overall strategic goals. The ALCO monitors current exposures and reports these to the Board of Directors.

Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of December 31, 2004, net interest income simulation indicated that the Company’s exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and will adopt changes based upon changing market conditions or industry standards.

The following table presents the estimated impact of interest rate ramps on estimated net interest income over a 24-month period beginning January 1, 2005:

	Estimated impact on net interest income
	Dollar change	Percent change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 200 basis point ramp	$374	0.92%
Down 200 basis point ramp	(267)	(0.66)%

Subsequent Twelve Month Period:
Up 200 basis point ramp	$(293)	(0.72)%
Down 200 basis point ramp	(1,715)	(4.21)%

The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2004, the Company’s cumulative one-year gap was a positive $3.0 million, or 0.2% of total assets, compared to positive $30.1 million, or 2.8% of total assets, at the end of 2003.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2004. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and MBSs have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within Three Months	Over Three to Six months	Over Six to Twelve months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$14,094	$—	$—	$—	$—	$14,094
Investment securities	—	9,976	4,027	85,716	4,881	104,600
Mortgage-backed securities	12,838	10,923	18,597	89,870	27,718	159,946
FHLB Stock	13,229	—	—	—	—	13,229
Commercial loans and leases	127,608	19,484	31,457	198,020	26,201	402,770
Residential mortgage loans	25,320	23,680	42,304	164,494	60,337	316,135
Consumer and other loans	56,339	8,235	12,968	52,827	37,027	167,396

Total interest-earning assets	249,428	72,298	109,353	590,927	156,164	1,178,170

Interest-bearing liabilities:
NOW accounts	9,013	9,013	18,026	72,107	—	108,159
Money market accounts	1,374	1,374	2,748	10,993	—	16,489
Savings accounts	28,320	28,320	56,640	226,556	—	339,836
Certificate of deposit accounts	35,206	53,807	46,741	112,754	—	248,508
Overnight & short-term borrowings	18,050	—	—	—	—	18,050
FHLB borrowings	26,021	50,030	33,090	125,449	188	234,778
Subordinated deferrable interest debentures	10,310	—	—	5,155	3,093	18,558

Total interest-bearing liabilities	128,294	142,544	157,245	553,014	3,281	984,378

Net interest sensitivity gap during the period	$121,134	$(70,246)	$(47,892)	$37,913	$152,883	$193,792

Cumulative gap—12/31/04	$121,134	$50,888	$2,996	$40,909	$193,792
Cumulative gap—12/31/03	$99,199	$99,291	$30,136	$33,163	$174,793
Interest-sensitive assets as a percent of Interest-sensitive liabilities (cumulative)	194.42%	118.79%	100.70%	104.17%	119.69%
Cumulative gap as a percent of total assets	9.78%	4.11%	0.24%	3.30%	15.64%

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to financial statements is included on page 49 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the Sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position
Merrill W. Sherman	56	President and Chief Executive Officer
Albert R. Rietheimer	48	Chief Financial Officer and Treasurer
Donald C. McQueen	48	Vice President and Assistant Secretary
Margaret D. Farrell	55	Secretary
Linda H. Simmons	45	Bank Executive Vice President—Finance and Treasurer
James V. DeRentis	43	Bank Executive Vice President—Retail Banking

Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a BELO subsidiary.

Albert R. Rietheimer. Mr. Rietheimer has served as Chief Financial Officer and Treasurer of the Company since its formation and Chief Financial Officer of the Bank since September 1996. Mr. Rietheimer is a certified public accountant.

Donald C. McQueen. Mr. McQueen has served as Vice President and Assistant Secretary of the Company since its formation and as the Bank’s Executive Vice President and Chief Operating Officer since August 2004. Mr. McQueen previously served as the Bank’s Chief Credit and Administrative Officer from October 2001 through August 2004 and the Bank’s Chief Lending Officer from May 1998 through October 2001.

Margaret D. Farrell. Ms. Farrell has served as Secretary of the Company and Bank since their formation. Ms. Farrell has been a partner of the law firm of Hinckley, Allen & Snyder LLP since 1981. Ms. Farrell is also a director of the Company and the Bank.

Linda H. Simmons. Ms. Simmons has served as the Bank’s Executive Vice President—Finance and Treasurer since September 2004. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group where she held various positions with significant responsibilities in the asset/liability management area.

James V. DeRentis. Mr. DeRentis has served as the Bank’s Executive Vice President—Retail Banking since October 2001. Immediately prior, Mr. DeRentis served as the Bank’s Senior Vice President—Retail Banking from December 1998 through October 2001.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) (who is both the principal financial and accounting officer), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, http://www.bankri.com, under “Investor Relations”. The Company has posted the Codes on the

Company’s website under “Investor Relations” and intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section entitled “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	487,805	(1)	$19.30	110,212	(2)
Equity Compensation Plans Not Approved by Security Holders	0		N/A	0

Total	487,805		$19.30	110,212

(1)	Includes 445,305 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 42,500 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.
(2)	Includes 101,712 shares reserved for award under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 8,500 shares reserved for award under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 13 to the Company’s Consolidated Financial Statements included in this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section entitled “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following consolidated financial statements appear in response to Item 8 of this report commencing on the page numbers specified below:

Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm on Management’s Assessment of and the Effectiveness of Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits

Exhibit No.		Description

3.1		Articles of Incorporation of the Company, as amended (1)

3.2		By-laws of the Company, as amended (2)

10.1		Employment Agreement of Merrill W. Sherman dated December 18, 2000 (3) †

10.2		Employment Agreement of Albert R. Rietheimer dated December 18, 2000 (3) †

10.3		Employment Agreement of Donald C. McQueen dated December 18, 2000 (3) †

10.4		Employment Agreement of James V. DeRentis dated December 18, 2000 (3) †

10.5		Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan (3) †

10.6		Amended and Restated Non-Employee Director Stock Plan (4) †

10.6	(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan (5) †

10.7	(a)	Bank Rhode Island Supplemental Executive Retirement Plan, as amended by Amendments No. 1 and No. 2 (1) †

10.7	(b)	Amendment No. 3 to Bank Rhode Island Supplemental Executive Retirement Plan (3) †

10.7	(c)	Amendment No. 4 to Bank Rhode Island Supplemental Executive Retirement Plan (6) †

10.7	(d)	Amendment No. 5 to Bank Rhode Island Supplemental Executive Retirement Plan (7) †

Exhibit No.	Description

10.7 (e)	Amendment No. 6 to Bank Rhode Island Supplemental Executive Retirement Plan †

10.8	Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1 (1) †

10.8 (a)	Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan (8) †

10.9	Executive Incentive Bonus Plan (13) †

10.10	Bank Rhode Island 2002 Supplemental Executive Retirement Plan (8) †

10.10(a)	Amendment No. 1 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan (9) †

10.10(b)	Amendment No. 2 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan (14) †

10.11	Restricted Stock Agreement by and among Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (10) †

10.12	Form of Bank Rhode Island Split Dollar Agreement (7) †

10.13	2002 Equity Incentive Plan (11) †

10.14	Employment Agreement of Linda H. Simmons dated September 8, 2004 (12) †

11	Computation of earnings per share (11)

21	List of Subsidiaries

23	Consent of KPMG LLP, as independent registered public accountants for the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-4, SEC File No. 333-33182
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(11)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2004.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2005.
(15)	The calculation of earnings per share is set forth as Note 18 to the Company’s audited consolidated financial statements.
†	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

Current Report on Form 8-K dated October 19, 2004, announcing the Company’s third quarter consolidated earnings.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.

Date: February 22, 2005	By:	/s/ MERRILL W. SHERMAN
Merrill W. Sherman President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Albert R. Rietheimer, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2004, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MERRILL W. SHERMAN	/s/ ALBERT R. RIETHEIMER
Merrill W. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)	Albert R. Rietheimer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: February 22, 2005	Date: February 22, 2005

/s/ KAREN ADAMS	/s/ MEREDITH A. CURREN	/s/ BOGDAN NOWAK
Karen Adams, Director	Meredith A. Curren, Director	Bogdan Nowak, Director
Date: February 22, 2005	Date: February 22, 2005	Date: February 22, 2005

/s/ ANTHONY F. ANDRADE	/s/ KARL F. ERICSON	/s/ CHERYL W. SNEAD
Anthony F. Andrade, Director	Karl F. Ericson, Director	Cheryl W. Snead, Director
Date: February 22, 2005	Date: February 22, 2005	Date: February 22, 2005

/s/ JOHN R. BERGER	/s/ MARGARET D. FARRELL	/s/ PABLO RODRIGUEZ
John R. Berger, Director	Margaret D. Farrell, Director	Pablo Rodriguez, Director
Date: February 22, 2005	Date: February 22, 2005	Date: February 22, 2005

/s/ MALCOLM G. CHACE	/s/ MARK R. FEINSTEIN	/s/ JOHN A. YENA
Malcolm G. Chace, Director and Chairman of the Board	Mark R. Feinstein, Director Date: February 22, 2005	John A. Yena, Director Date: February 22, 2005
Date: February 22, 2005

/s/ ERNEST J. CHORNYEI, JR.	/s/ EDWARD J. MACK
Ernest J. Chornyei, Jr., Director	Edward J. Mack, Director
Date: February 22, 2005	Date: February 22, 2005

BANCORP RHODE ISLAND, INC.

Management’s Report on Internal Control

Over Financial Reporting

The management of Bancorp Rhode Island, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Bancorp Rhode Island Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Bancorp Rhode Island, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Bancorp Rhode Island, Inc.’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

Merrill W. Sherman	Albert R. Rietheimer
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm on Management’s

Assessment of and the Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Bancorp Rhode Island, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bancorp Rhode Island, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Providence, Rhode Island

February 22, 2005

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bancorp Rhode Island, Inc.:

We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Providence, Rhode Island

February 22, 2005

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In thousands)
Assets
Assets:
Cash and due from banks (Note 2)	$21,585	$27,084
Overnight investments	14,094	733

Total cash and cash equivalents	35,679	27,817
Investment securities available for sale (amortized cost of $103,953 and $96,828, respectively) (Notes 3, 9 and 10)	104,600	98,595
Mortgage-backed securities available for sale (amortized cost of $159,581 and $106,028, respectively) (Notes 4 and 10)	159,946	106,618
Stock in the Federal Home Loan Bank of Boston (Note 11)	13,229	9,554
Loans and leases receivable (Notes 5 and 10):
Commercial loans and leases	402,770	332,266
Residential mortgage loans	316,135	366,230
Consumer and other loans	167,396	115,786

Total loans and leases receivable	886,301	814,282
Allowance for loan and lease losses (Note 6)	(11,906)	(11,078)

Net loans and leases receivable	874,395	803,204
Premises and equipment, net (Note 7)	11,857	12,457
Goodwill, net (Note 2)	10,766	10,766
Accrued interest receivable	5,666	5,597
Investment in bank-owned life insurance (Note 2)	18,132	15,491
Prepaid expenses and other assets (Note 11)	4,799	3,872

Total assets	$1,239,069	$1,093,971

Liabilities and Shareholders’ Equity
Liabilities:
Deposits (Note 8):
Demand deposit accounts	$167,682	$159,916
NOW accounts	108,159	129,398
Money market accounts	16,489	16,937
Savings accounts	339,836	292,277
Certificate of deposit accounts	248,508	212,755

Total deposits	880,674	811,283
Overnight and short-term borrowings (Note 9)	18,050	13,460
Federal Home Loan Bank of Boston borrowings (Note 10)	234,778	176,759
Subordinated deferrable interest debentures (Note 11)	18,558	13,403
Other liabilities	8,086	6,959

Total liabilities	1,160,146	1,021,864

Commitments and contingencies (Notes 7, 15 and 19)
Shareholders’ equity (Notes 1 and 17):
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares: Issued and outstanding: none	—	—
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued and outstanding: 4,010,554 and 3,891,190 shares, respectively	40	39
Additional paid-in capital	42,852	41,439
Retained earnings	35,373	29,074
Accumulated other comprehensive income, net (Notes 3 and 4)	658	1,555

Total shareholders’ equity	78,923	72,107

Total liabilities and shareholders’ equity	$1,239,069	$1,093,971

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Interest and dividend income:
Commercial loans and leases	$23,092	$19,494	$18,396
Residential mortgage loans	17,087	17,677	18,646
Consumer and other loans	6,933	5,285	4,072
Mortgage-backed securities	5,709	4,886	8,428
Investment securities	4,452	3,999	3,375
Overnight investments	138	170	313
Federal Home Loan Bank of Boston stock dividends	308	262	277

Total interest and dividend income	57,719	51,773	53,507

Interest expense:
NOW accounts	1,172	1,363	705
Money market accounts	213	121	130
Savings accounts	3,899	4,043	5,083
Certificate of deposit accounts	5,638	5,916	8,118
Overnight and short-term borrowings	157	140	322
Federal Home Loan Bank of Boston borrowings	7,505	7,185	7,377
Subordinated deferrable interest debentures	1,041	—	—
Company-obligated mandatorily redeemable capital securities	—	685	445

Total interest expense	19,625	19,453	22,180

Net interest income	38,094	32,320	31,327
Provision for loan and lease losses (Note 6)	900	1,600	1,875

Net interest income after provision for loan and lease losses	37,194	30,720	29,452

Noninterest income:
Service charges on deposit accounts	4,514	3,915	3,763
Commissions on nondeposit investment products	973	875	978
Income from bank-owned life insurance	641	723	568
Loan related fees	541	915	688
Commissions on loans originated for others	71	355	325
Gain on sales of investment securities	350	984	—
Gain/(loss) on sales of mortgage-backed securities	(260)	104	23
Gain on sales of premises and equipment	535	—	—
Other income	1,216	959	738

Total noninterest income	8,581	8,830	7,083

Noninterest expense:
Salaries and employee benefits (Note 13)	17,072	14,496	13,185
Occupancy (Note 7)	2,669	2,390	1,933
Equipment	1,591	1,496	1,073
Data processing	2,832	2,777	1,987
Marketing	1,429	1,250	1,234
Professional services	1,965	1,374	1,380
Loan servicing	1,092	1,034	927
Loan workout and other real estate owned	110	73	26
Other expenses (Note 14)	4,105	3,900	3,279

Total noninterest expense	32,865	28,790	25,024

Income before income taxes	12,910	10,760	11,511
Income tax expense (Note 12)	4,296	3,546	3,849

Net income	$8,614	$7,214	$7,662

Per share data (Notes 2 and 18):
Basic earnings per common share	$2.17	$1.89	$2.04
Diluted earnings per common share	$2.04	$1.77	$1.92
Average common shares outstanding—basic	3,975,413	3,819,232	3,758,214
Average common shares outstanding—diluted	4,222,856	4,085,878	3,996,670

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except per share info)
Balance at December 31, 2001	$—	$37	$39,826	$18,336	$898	$59,097
Net income	—	—	—	7,662	—	7,662
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(706)					1,370	1,370
Reclassification adjustment, net of taxes of $8					(15)	(15)

Comprehensive income						9,017
Exercise of stock options	—	1	275	—	—	276
Common stock issued for incentive stock award, net	—	—	33	—	—	33
Dividends on common stock ($ 0.53 per common share)	—	—	—	(1,996)	—	(1,996)

Balance at December 31, 2002	—	38	40,134	24,002	2,253	66,427
Net income	—	—	—	7,214	—	7,214
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(15)					31	31
Reclassification adjustment, net of taxes of $359					(729)	(729)

Comprehensive income						6,516
Exercise of stock options	—	—	513	—	—	513
Exercise of stock warrants	—	1	662	—	—	663
Tax effect of disqualifying disposition of stock option exercises	—	—	95	—	—	95
Common stock issued for incentive stock award, net	—	—	35	—	—	35
Dividends on common stock ($ 0.56 per common share)	—	—	—	(2,142)	—	(2,142)

Balance at December 31, 2003	—	39	41,439	29,074	1,555	72,107
Net income	—	—	—	8,614	—	8,614
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $432					(838)	(838)
Reclassification adjustment, net of taxes of $31					(59)	(59)

Comprehensive income						7,717
Exercise of stock options	—	—	566	—	—	566
Exercise of stock warrants	—	1	699	—	—	700
Tax effect of disqualifying disposition of stock option exercises	—	—	113	—	—	113
Common stock issued for incentive stock award, net	—	—	35	—	—	35
Dividends on common stock ($ 0.58 per common share)	—	—	—	(2,315)	—	(2,315)

Balance at December 31, 2004	$—	$40	$42,852	$35,373	$658	$78,923

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$8,614	$7,214	$7,662
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,656	4,604	2,827
Provision for loan losses	900	1,600	1,875
Gain on sales of investment securities	(350)	(984)	—
Loss/(gain) on sales of mortgage-backed securities	260	(104)	(23)
Gain on sales of premises and equipment	(535)	—	—
Gain on other real estate owned	(2)	(15)	(29)
Income from bank-owned life insurance	(641)	(723)	(568)
Compensation expense from restricted stock grant	35	35	33
(Increase) decrease in accrued interest receivable	(69)	586	(380)
(Increase) decrease in prepaid expenses and other assets	(479)	(760)	(2,603)
Increase (decrease) in other liabilities	1,127	1,725	1,892
Other, net	(165)	83	190

Net cash provided by operating activities	12,351	13,261	10,876

Cash flows from investing activities:
Origination of:
Residential mortgage loans	(9,617)	(28,331)	(9,321)
Commercial loans and leases	(109,448)	(106,103)	(83,883)
Consumer loans	(91,382)	(66,195)	(52,199)
Purchase of:
Investment securities available for sale	(63,982)	(82,738)	(96,658)
Mortgage-backed securities available for sale	(107,486)	(82,484)	(78,065)
Residential mortgage loans	(55,716)	(251,496)	(167,551)
Commercial loans and leases	(3,004)	—	—
Federal Home Loan Bank of Boston stock	(3,675)	(1,871)	(2,015)
Principal payments on:
Investment securities available for sale	46,000	56,832	46,006
Mortgage-backed securities available for sale	47,759	104,453	69,050
Residential mortgage loans	114,813	210,316	188,542
Commercial loans and leases	42,052	54,402	41,971
Consumer loans	39,417	41,970	21,304
Proceeds from sale of investment securities	10,946	29,407	—
Proceeds from sale of mortgage-backed securities	5,572	25,164	3,731
Capital expenditures for premises and equipment	(2,165)	(4,603)	(3,781)
Proceeds from sale of premises and equipment	1,206	—	—
Proceeds from disposition of other real estate owned	2	56	293
Purchase of bank-owned life insurance	(2,000)	—	(14,200)

Net cash used in investing activities	(140,708)	(101,221)	(136,776)

Cash flows from financing activities:
Net increase in deposits	69,391	49,372	91,498
Net increase (decrease) in overnight and short-term borrowings	4,590	(13,904)	14,331
Proceeds from borrowings	204,155	111,153	45,351
Repayment of borrowings	(140,981)	(72,932)	(9,775)
Proceeds from issuance of common stock	1,266	1,176	276
Tax effect of disqualifying disposition of stock options	113	95	—
Dividends on common stock	(2,315)	(2,142)	(1,996)

Net cash provided by financing activities	136,219	72,818	139,685

Net increase (decrease) in cash and cash equivalents	7,862	(15,142)	13,785
Cash and cash equivalents at beginning of year	27,817	42,959	29,174

Cash and cash equivalents at end of year	$35,679	$27,817	$42,959

Supplementary disclosures:
Cash paid for interest	$19,305	$19,604	$22,738
Cash paid for income taxes	4,729	2,867	4,599
Non-cash transactions:
Additions to other real estate owned in settlement of loans	—	—	58
Change in other comprehensive income, net of taxes	(897)	(698)	1,355
Change in borrowings resulting from adoption of FIN 46-R	—	(403)	—

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements

(1) Organization

Bancorp Rhode Island, Inc. (the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in these Consolidated Financial Statements and accompanying Notes relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers a wide variety of commercial real estate, business, residential and consumer loans, deposit products, nondeposit investment products, cash management and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to prevailing practices within the banking industry. The Company has one reportable operating segment. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses and review of goodwill for impairment.

Principles of Consolidation

At December 31, 2004 and 2003, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised” on December 31, 2003, and therefore deconsolidated its statutory trust subsidiaries as of that date. For Fiscal 2002, in addition to the above entities, the consolidated financial statements include the accounts of BRI Statutory Trust I and BRI Statutory Trust II (issuers of trust preferred securities). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year’s financial statements may have been reclassified to conform with the current year’s presentation.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statement of cash flows.

Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as ‘other comprehensive income.’

Cash and Due From Banks

The Bank is required to maintain average reserve balances in a noninterest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2004 and 2003, the average daily amount required to be held was $3.3 million and $863,000, respectively.

Investment and Mortgage-Backed Securities

Debt securities are classified as held to maturity, available for sale, or trading. As of December 31, 2004 and 2003, all of the Company’s securities were classified as available for sale. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes.

Premiums and discounts on securities are amortized or accreted into income by the level-yield method. If a decline in fair value below the amortized cost basis of a security is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of the writedown is included as a charge against earnings. Gains and losses on the sale of securities are recognized at the time of sale on a specific identification basis.

Loans

Loans held in portfolio are stated at the principal amount outstanding, net of unamortized premiums, discounts, or deferred loan origination fees and costs. Interest income is accrued on a level-yield basis based on the principal amount outstanding. Premiums, discounts, and deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans. When a loan is paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income.

Loans on which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest income is discontinued when concern exists as to the collectibility of principal or interest, or when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from nonaccrual when they become less than 90 days past due and when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impairment is measured on a discounted cash flow method, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. When foreclosure is probable, impairment is measured based on the fair value of the collateral. In addition, the Bank classifies a loan as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established for credit losses inherent in the loan portfolio through a charge to earnings. When management believes that the collectibility of a loan’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experience, industry loss experience, general economic conditions and other pertinent factors. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.

OREO, including real estate substantively repossessed, is stated at the lower of cost or fair value, minus estimated costs to sell, at the date of acquisition or classification to OREO status. Fair value of such assets is determined based on independent appraisals and other relevant factors. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for known specific and potential market declines and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale, are reflected in operations as incurred. Realized gains upon disposal are recognized as income.

Management believes that the net carrying value of OREO reflects the lower of its cost basis or net fair value. Factors similar to those considered in the evaluation of the allowance for loan losses, including regulatory agency requirements, are considered in the evaluation of the net fair value of OREO.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets Except Goodwill

The Company reviews long-lived assets, including premises and equipment and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less any costs of disposal.

Goodwill

On March 22, 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and other related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million. Goodwill is evaluated for impairment using market value comparisons on an annual basis. In the event that the Company was to determine that its goodwill was impaired, an impairment writedown would be charged against earnings.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value of the policies is included in other assets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI and at least annually thereafter and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase, commonly referred to as “reverse repurchase agreements”. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

Employee Benefits

The Bank maintains a Section 401(k) savings plan for employees of the Bank and its subsidiaries. Under the plan, the Bank makes a matching contribution of the amount contributed by each participating employee, up to 4% of the employee’s yearly salary, subject to Internal Revenue Service (“IRS”) limits. The Bank’s contributions are charged against current operations in the year made.

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation.” This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the Statement allows a company to continue to measure compensation cost for such plans using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company’s common stock.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company has elected to continue to follow the accounting in APB 25. SFAS 123 requires companies that elect to continue to follow the accounting in APB 25 to disclose in the notes to their financial statements various information as if the fair value based method of accounting had been applied.

In December 2004, the FASB issued SFAS 123R, “Share—Based Payment”, which requires companies to recognize an expense in the income statement for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement for Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002.

The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:

	Year Ended December 31,
	2004	2003	2002
Net income (in thousands):
As reported	$8,614	$7,214	$7,662
Compensation cost, net of taxes	(530)	(189)	(158)

Pro forma	$8,084	$7,025	$7,504

Earnings per common share:
Basic:
As reported	$2.17	$1.89	$2.04
Compensation cost, net of taxes	(0.14)	(0.05)	(0.04)

Pro forma	$2.03	$1.84	$2.00

Diluted:
As reported	$2.04	$1.77	$1.92
Compensation cost, net of taxes	(0.13)	(0.05)	(0.04)

Pro forma	$1.91	$1.72	$1.88

The fair value of each option granted was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 7 years; expected volatility of 25% in 2004 and 2003, and 20% in 2002; average risk-free interest rates of 3.81% in 2004, 3.05% in 2003 and 4.27% in 2002; and a dividend rate of 1.66% in 2004, 2.33% in 2003 and 2.57% in 2002.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2004 and 2003. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Guarantees

FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2004 and 2003, the maximum potential amount of future payments was $3.5 million and $2.2 million, respectively.

Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2004 and 2003. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. At December 31, 2004 and 2003, cash collateral supported $1.4 million and $340,000, respectively, of the outstanding standby letters of credit. The fair value of the guarantees was $26,000 and $17,000, respectively, and is not reflected on the balance sheet.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(3) Investment Securities Available for Sale

A summary of investment securities available for sale follows:

	Amortized Cost	Unrealized		Market Value
		Gains	Losses
	(In thousands)
At December 31, 2004:
U.S. Agency obligations	$74,330	$219	$(358)	$74,191
Corporate debt securities	25,388	528	(43)	25,873
Trust preferred securities	4,235	301	—	4,536

Total	$103,953	$1,048	$(401)	$104,600

At December 31, 2003:
U.S. Agency obligations	$57,855	$226	$(153)	$57,928
Corporate debt securities	34,704	1,415	—	36,119
Trust preferred securities	4,269	283	(4)	4,548

Total	$96,828	$1,924	$(157)	$98,595

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
At December 31, 2004:
US Agency obligations	$29,271	$(145)	$9,782	$(213)	$39,053	$(358)
Corporate debt securities	2,028	(43)	—	—	2,028	(43)
Trust preferred securities	—	—	—	—	—	—

Total	$31,299	$(188)	$9,782	$(213)	$41,081	$(401)

At December 31, 2003:
US Agency obligations	$14,841	$(153)	$—	$—	$14,841	$(153)
Trust preferred securities	—	—	1,002	(4)	1,002	(4)

Total	$14,841	$(153)	$1,002	$(4)	$15,843	$(157)

The above securities were deemed temporarily impaired after considering that they were all rated “investment grade” and their unrealized losses were primarily caused by changes in market interest rates.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the maturities of investment securities available for sale and the weighted average yields of such securities:

	Within One Year			After One, But Within Five Years			After Five, But Within Ten Years			After Ten Years
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
At December 31, 2004:
U.S. Agency obligations	$—	$—	0.00%	$74,330	$74,190	3.66%	$—	$—	0.00%	$—	$—	0.00%
Corporate debt securities	4,027	4,073	5.68%	21,361	21,801	4.88%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	4,235	4,536	8.40%

Total	$4,027	$4,073	5.68%	$95,691	$95,991	3.94%	$—	$—	0.00%	$4,235	$4,536	8.40%

At December 31, 2003:
U.S. Agency obligations	$—	$—	0.00%	$48,359	$48,413	3.73%	$9,496	$9,515	4.10%	$—	$—	0.00%
Corporate debt securities	4,076	4,119	3.87%	30,628	32,000	5.14%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	4,269	4,548	8.40%

Total	$4,076	$4,119	3.87%	$78,987	$80,413	4.27%	$9,496	$9,515	4.10%	$4,269	$4,548	8.40%

The weighted average remaining life of investment securities available for sale at December 31, 2004 and 2003 was 3.8 years and 4.7 years, respectively. Included in the weighted average remaining life calculation at December 31, 2004 and 2003, were $53.4 million and $57.9 million, respectively, of securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

The following table presents the sale of investment securities available for sale and the resulting gains from such sales:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Amortized cost of investment securities sold	$10,596	$28,423	$—
Gains realized on sales of investment securities	350	984	—

Net proceeds from sales of investment securities	$10,946	$29,407	$—

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(4) Mortgage-Backed Securities Available for Sale

A summary of mortgage-backed securities available for sale by issuer follows:

	Amortized Cost	Unrealized		Market Value
		Gains	Losses
	(In thousands)
At December 31, 2004:
Government National Mortgage Association	$31,891	$389	$(94)	$32,186
Federal National Mortgage Association	50,394	393	(236)	50,551
Federal Home Loan Mortgage Corporation	14,925	300	(3)	15,222
Collateralized Mortgage Obligations	62,371	52	(436)	61,987

Total	$159,581	$1,134	$(769)	$159,946

At December 31, 2003:
Federal National Mortgage Association	$28,361	$345	$(21)	$28,685
Federal Home Loan Mortgage Corporation	20,517	284	(5)	20,796
Collateralized Mortgage Obligations	57,150	254	(267)	57,137

Total	$106,028	$883	$(293)	$106,618

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
At December 31, 2004:
Government National Mortgage Association	$4,756	$(94)	$—	$—	$4,756	$(94)
Federal National Mortgage Association	14,993	(225)	2,052	(11)	17,045	(236)
Federal Home Loan Mortgage Corporation	—	—	582	(3)	582	(3)
Collateralized Mortgage Obligations	49,529	(431)	1,048	(5)	50,577	(436)

Total	$69,278	$(750)	$3,682	$(19)	$72,960	$(769)

At December 31, 2003:
Federal National Mortgage Association	$716	$(4)	$3,627	$(17)	$4,343	$(21)
Federal Home Loan Mortgage Corporation	1,046	(5)	—	—	1,046	(5)
Collateralized Mortgage Obligations	17,310	(267)	—	—	17,310	(267)

Total	$19,072	$(276)	$3,627	$(17)	$22,699	$(293)

The above securities were deemed temporarily impaired after considering that they were all rated “investment grade” and their unrealized losses were primarily caused by changes in market interest rates.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the maturities of mortgage-backed securities available for sale and the weighted average yields of such securities:

	After Five, But Within Ten Years			After Ten Years
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
At December 31, 2004:
Government National Mortgage Association	$—	$—	0.00%	$31,891	$32,186	4.26%
Federal National Mortgage Association	—	—	0.00%	50,394	50,551	4.41%
Federal Home Loan Mortgage Corporation	—	—	0.00%	14,925	15,222	5.05%
Collateralized Mortgage Obligations	—	—	0.00%	62,371	61,987	4.41%

Total	$—	$—	0.00%	$159,581	$159,946	4.44%

At December 31, 2003:
Federal National Mortgage Association	$—	$—	0.00%	$28,361	$28,685	3.85%
Federal Home Loan Mortgage Corporation	—	—	0.00%	20,517	20,796	3.42%
Collateralized Mortgage Obligations	451	450	6.50%	56,699	56,687	4.45%

Total	$451	$450	6.50%	$105,577	$106,168	4.10%

Maturities on mortgage-backed securities are based on contractual maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments. The weighted average remaining contractual term of mortgage-backed securities available for sale at December 31, 2004 and 2003 was 20.9 years and 19.2 years, respectively.

The following table presents the sale of mortgage-backed securities available for sale and the resulting gains from such sales:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Amortized cost of mortgage-backed securities sold	$5,832	$25,060	$3,708
Gain/(Loss) realized on sales of mortgage-backed securities	(260)	104	23

Net proceeds from sales of mortgage-backed securities	$5,572	$25,164	$3,731

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(5) Loans and Leases Receivable

The following is a summary of loans and leases receivable:

	December 31,
	2004	2003
	(In thousands)
Commercial loans and leases:
Commercial real estate—nonowner occupied	$90,716	$78,083
Commercial real estate—owner occupied	93,027	77,317
Commercial and industrial	78,918	67,925
Small business	37,820	30,429
Multi-family	32,415	28,730
Construction	32,319	30,632
Leases and other	38,116	19,548

Subtotal	403,331	332,664

Discount on leases acquired	(226)	—

Net deferred loan origination fees	(335)	(398)

Total commercial loans and leases	402,770	332,266

Residential mortgage loans:
One-to four-family adjustable rate	199,031	232,543
One-to four-family fixed rate	115,350	131,743

Subtotal	314,381	364,286

Premium on loans acquired	1,826	2,026
Net deferred loan origination fees	(72)	(82)

Total residential mortgage loans	316,135	366,230

Consumer and other loans:
Home equity—term loans	110,542	68,523
Home equity—lines of credit	53,551	42,067
Automobile	488	1,455
Installment	491	662
Savings secured	439	631
Unsecured and other	801	1,787

Subtotal	166,312	115,125

Premium on loans acquired	15	44
Net deferred loan origination costs	1,069	617

Total consumer and other loans	167,396	115,786

Total loans and leases receivable	$886,301	$814,282

The Bank’s commercial and consumer lending activities are conducted principally in the State of Rhode Island and, to a lesser extent, in nearby areas of Massachusetts. The Bank originates commercial real estate loans, commercial and industrial loans, multi-family residential loans, residential mortgage loans and consumer loans (principally home equity loans and lines of credit) for its portfolio. The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

been originated from areas outside of New England. Most loans made by the Bank are secured by borrowers’ personal or business assets. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2004, no concentrations of credit to a particular industry existed as defined by these parameters. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the Rhode Island economy in particular, and the New England and national economies, in general.

The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $15.8 million. At December 31, 2004, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $7.8 million.

At December 31, 2004, the risk elements contained within the loan portfolio were centered in $733,000 of nonaccrual loans. There were less than $1,000 of loans past due 60 to 89 days at December 31, 2004. At December 31, 2004, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $2.5 million of nonaccrual loans and $597,000 of loans past due 60 to 89 days as of December 31, 2003, and $736,000 of nonaccrual loans and $27,000 of loans past due 60 to 89 days as of December 31, 2002. Included in nonaccrual loans as of December 31, 2004, 2003 and 2002, were $671,000, $2.1 million and $224,000 of impaired loans, respectively. At December 31, 2004, specific reserves of $170,000 were maintained against impaired loans. At December 31, 2003 and 2002, no specific reserves were necessary in conjunction with impaired loans. The average balance of impaired loans was $1.2 million during 2004, $2.9 million during 2003 and $91,000 during 2002.

The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Income in accordance with original terms	$63	$343	$62
Income recognized	(34)	(45)	(37)

Foregone interest income	$29	$298	$25

Loans outstanding to executive officers and directors of the Company, including their immediate families and affiliated companies (“related parties”), are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk. These loans comply with the provisions of Regulation O under the Federal Reserve Act and, accordingly, are permissible under Section 402 of the Sarbanes-Oxley Act of 2002. An analysis of the activity of these loans is as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of year	$10,188	$6,661
Additions	2,950	5,196
Repayments	(8,119)	(1,669)

Balance at end of year	$5,019	$10,188

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(6) Allowance for Loan and Lease Losses

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Balance at beginning of year	$11,078	$10,096	$8,524
Provision for loan losses charged against income	900	1,600	1,875
Loans charged-off	(150)	(646)	(493)
Recoveries of loans previously charged-off	78	28	190

Balance at end of year	$11,906	$11,078	$10,096

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	December 31,
	2004	2003
	(In thousands)
Loan category:
Commercial loans and leases	$6,503	$4,761
Residential mortgage loans	1,644	1,922
Consumer and other loans	1,745	1,248
Unallocated	2,014	3,147

Total	$11,906	$11,078

(7) Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Land	$890	$953
Office buildings and improvements	2,266	2,794
Leasehold improvements	6,446	5,388
Data processing equipment and software	5,662	6,930
Furniture, fixtures and other equipment	5,276	4,590

Subtotal	20,540	20,655
Less accumulated depreciation and amortization	(8,683)	(8,198)

Total premises and equipment	$11,857	$12,457

The Company utilizes a useful life of 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software’s useful life varies but is primarily three years. Furniture, fixtures and other equipment’s useful life varies but is primarily five years. Depreciation expense totaled $2.3 million, $1.8 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

During November 2004, the Bank sold its South Broadway, East Providence, RI office building, leasing back its branch office space, for a gross selling price of $1.2 million. This transaction generated a total gain of $755,000 from the sale of the premises, $511,000 of which was recognized in 2004’s earnings and $244,000 was deferred, to be recognized over the term of the branch office space lease.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1.0 million, $1.0 million and $866,000, respectively. In connection with the acquisition of branches from Fleet Financial Group, Inc. and related entities, the Bank assumed the liability for lease payments on seven banking offices previously occupied by Shawmut Bank Connecticut, N.A. The Bank has renegotiated some of these leases and has also entered into agreements to lease additional space. Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum Lease Payments
(In thousands)
2005	$1,165
2006	1,192
2007	1,191
2008	1,132
2009	807
Thereafter	4,616

$10,103

(8) Deposits

Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2004	2003
	(In thousands)
1 year or less remaining	$135,469	$166,077
More than 1 year to 2 years remaining	78,152	25,618
More than 2 years to 3 years remaining	16,930	3,088
More than 3 years to 4 years remaining	6,897	10,229
More than 4 years remaining	11,060	7,743

Total	$248,508	$212,755

At December 31, 2004, 2003 and 2002, certificate of deposit accounts with balances $100,000 or more aggregated $52.4 million, $31.0 million and $30.5 million, respectively.

(9) Overnight and Short-Term Borrowings

Overnight and short-term borrowings are comprised of the following:

	December 31,
	2004	2003
	(In thousands)
Treasury tax and loan notes	$1,759	$1,068
FHLB Ideal Way advances	—	326
Retail reverse repurchase agreements	16,291	12,066

Total	$18,050	$13,460

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The Bank utilizes the Note Option for remitting Treasury Tax and Loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by U.S. Agency securities owned by the Bank. Information concerning these treasury tax and loan notes is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Outstanding at end of year	$1,759	$1,068
Outstanding collateralized by securities with:
Par value	5,000	5,000
Market value	4,907	4,933
Average outstanding for the year	697	804
Maximum outstanding at any month end	1,759	3,000
Weighted average rate at end of year	1.87%	0.73%
Weighted average rate paid for the year	1.17%	0.94%

The Bank has a short-term line of credit with the FHLB. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowing capacity under this line at December 31, 2004, 2003 and 2002 was $15.0 million, $14.7 million and $15.0 million, respectively. Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Outstanding at end of year	$—	$326
Maturity date	NA	1/2/04
Average outstanding for the year	$947	$530
Maximum outstanding at any month end	—	11,165
Weighted average rate at end of year	NA	1.37%
Weighted average rate paid for the year	1.92%	1.53%

The Bank utilizes retail reverse repurchase agreements in connection with a cash management product that the Bank offers its commercial customers. Sales of retail reverse repurchase agreements are treated as financings. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts. All of these agreements are collateralized by U.S. Agency securities owned by the Bank. The securities underlying the agreements were held by the Bank in a special custody account and remained under the Bank’s control. Information concerning these retail repurchase agreements is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Outstanding at end of year	$16,291	$12,066
Maturity date	1/3/05	1/2/04
Outstanding collateralized by securities with:
Par value	$21,168	$14,496
Market value	21,198	14,538
Average outstanding for the year	15,084	8,642
Maximum outstanding at any month end	21,480	22,500
Weighted average rate at end of year	1.70%	0.64%
Weighted average rate paid for the year	0.87%	0.73%

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Additionally, at December 31, 2004, the Bank had a $3.0 million line of credit with a correspondent bank to facilitate the issuance of letters of credit by the Bank and the conducting of foreign exchange transactions for the Bank’s customers. Since inception, there have been no outstanding balances under this line of credit.

(10) Federal Home Loan Bank of Boston Borrowings

FHLB borrowings are comprised of the following:

	December 31, 2004			December 31, 2003
	Scheduled Final Maturity	First Call Date (1)	Weighted Average Rate (2)	Scheduled Final Maturity	First Call Date (1)	Weighted Average Rate (2)
	(Dollars in thousands)
Within 1 year	$97,000	$124,000	2.58%	$49,000	$76,000	4.24%
Over 1 year to 2 years	29,250	59,250	3.50%	31,000	31,000	2.93%
Over 2 years to 3 years	41,003	41,003	3.59%	19,250	29,250	3.60%
Over 3 years to 5 years	30,293	10,293	3.59%	40,218	40,218	4.05%
Over 5 years	37,232	232	4.98%	37,291	291	4.98%

Total	$234,778	$234,778	3.38%	$176,759	$176,759	4.05%

(1)	Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.
(2)	Weighted average rate based on scheduled maturity dates.

All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2004, 2003 and 2002 was $106.8 million, $133.8 million and $149.5 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2004, the Bank’s FHLB stock holdings, recorded at cost, were $13.2 million.

(11) Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures

On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the “Trust I”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust I. On February 22, 2001, Trust I issued $3.0 million of its 10.20% Company-Obligated Mandatorily Redeemable Capital Securities (“Capital Securities”) through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $93,000 capital contribution for Trust I’s common securities (which is included in Prepaid expenses and other assets), were used to acquire $3.1 million of the Company’s 10.20% Subordinated Deferrable Interest Debentures (“Junior Subordinated Notes”) due February 22, 2031, and constitute the primary asset of Trust I. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust I’s obligations under the Capital Securities, to the extent Trust I has funds available therefor.

On June 4, 2002, the Company sponsored the creation of BRI Statutory Trust II (the “Trust II”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust II. On June 26, 2002, Trust II issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2004, the rate of the Capital

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Securities was 6.00%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust II’s common securities (which is included in Prepaid expenses and other assets, were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Junior Subordinated Notes due June 26, 2032, and constitute the primary asset of Trust II. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust II’s obligations under the Capital Securities, to the extent Trust II has funds available therefor.

On June 5, 2003, the Company sponsored the creation of BRI Statutory Trust III (the “Trust III”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust III. On June 26, 2003, Trust III issued $5.0 million of its 5.55% (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust III’s common securities (which is included in Prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s 5.55% (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Junior Subordinated Notes due June 26, 2033, and constitute the primary asset of Trust III. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust III’s obligations under the Capital Securities, to the extent Trust III has funds available therefor.

On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2004, the rate of the Capital Securities was 5.29%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in Prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefor.

The Company adopted FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised” on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date.

(12) Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current expense:
Federal	$4,873	$3,346	$4,037
State	66	200	85

Total current expense	4,939	3,546	4,122

Deferred benefit:
Federal	(643)	—	(273)
State	—	—	—

Total deferred benefit	(643)	—	(273)

Total income tax expense	$4,296	$3,546	$3,849

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	34.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.3	0.5	0.5
Bank-owned life insurance	(1.7)	(2.4)	(1.7)
Other, net	(0.3)	(0.1)	0.6

Effective combined federal and state income tax rate	33.3%	33.0%	33.4%

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Gross deferred tax assets:
Allowance for loan and lease losses	$4,167	$3,767
Accrued retirement	428	284
Stock issuance costs	103	103
Nonaccrual interest	95	8
Other	276	54

Total gross deferred tax assets	5,069	4,216

Gross deferred tax liabilities:
Goodwill	(1,887)	(1,537)
Unrealized gain on securities available for sale	(354)	(801)
Other	—	(140)

Total gross deferred tax liabilities	(2,241)	(2,478)

Net deferred tax asset	$2,828	$1,738

It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was necessary at December 31, 2004 or 2003 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(13) Employee Benefits

Employee 401(k) Plan

The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $352,000, $318,000 and $281,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Nonqualified Deferred Compensation Plan

The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $39,000, $33,000 and $35,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued liabilities associated with the Nonqualified Plan were $689,000 and $570,000 for December 31, 2004 and 2003, respectively.

Supplemental Executive Retirement Plans

The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $391,000, $380,000 and $153,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued liabilities associated with the SERPs were $1.2 million and $834,000 for December 31, 2004 and 2003, respectively.

Restricted Stock Agreement

During 2001, the Company entered into a Restricted Stock Agreement with its CEO, pursuant to which she was awarded 7,700 shares of restricted stock, subject to achievement of certain performance goals spanning a three year period, which have been achieved. The restricted shares vest 50% on January 1, 2005 and 50% on January 1, 2006. The restricted shares are subject to forfeiture in the event of termination of the CEO’s employment prior to the applicable vesting dates for cause by the Company or without good reason by the executive. In addition, the Company will make a “gross-up” payment sufficient to pay any taxes of the CEO (including those on the “gross-up” payment) arising as a result of the vesting of the restricted stock. Expenses associated with the Restricted Stock Agreement were $129,000, $70,000 and $63,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Plans

The Company maintains an Incentive and Nonqualified Stock Option Plan and an Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its Common Stock to officers and key employees. The total number of shares available for awards under the Employee Stock Plans is 685,000. The Employee Stock Plans allow grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant and generally vest over a three to five year period. Unless exercised, options granted under the Employee Stock Plans expire ten years from the grant date.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes changes in options outstanding under the Employee Stock Plans during 2002, 2003 and 2004 and options exercisable at December 31, 2004:

	Number of Unexercised Options	Weighted Average Option Price
Options outstanding at December 31, 2001	339,150	$11.32
Granted	73,950	20.55
Exercised	(15,900)	10.09
Forfeited/Canceled	(1,450)	12.88

Options outstanding at December 31, 2002	395,750	13.09

Granted	52,600	23.05
Exercised	(43,925)	10.12
Forfeited/Canceled	(4,887)	19.32

Options outstanding at December 31, 2003	399,538	14.65

Granted	106,650	33.79
Exercised	(53,308)	13.70
Forfeited/Canceled	(7,575)	23.21

Options outstanding at December 31, 2004	445,305	$19.21

Options exercisable at December 31, 2004	349,820	$16.84

Director Stock Plan

The Company established a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant up to 65,000 options to acquire its Common Stock to non-employee directors. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Unless exercised, options granted under the Director Stock Plan expire ten years from the date granted.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes changes in options outstanding under the Director Stock Plan during 2002, 2003 and 2004 and options exercisable at December 31, 2004:

	Number of Unexercised Options	Weighted Average Option Price
Options outstanding at December 31, 2001	32,000	$14.89
Granted	10,000	20.21
Exercised	(8,000)	14.46
Forfeited/Canceled	(500)	22.15

Options outstanding at December 31, 2002	33,500	16.48

Granted	7,000	25.12
Exercised	(3,500)	19.57
Forfeited/Canceled	—	—

Options outstanding at December 31, 2003	37,000	17.82

Granted	7,000	33.43
Exercised	(1,500)	22.60
Forfeited/Canceled	—	—

Options outstanding at December 31, 2004	42,500	$20.22

Options exercisable at December 31, 2004	42,500	$20.22

Change of Control Agreements

The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and two Executive Vice Presidents. These agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause. The agreements also provide that if the executive is terminated in conjunction with a Change in Control, they are entitled to a severance payment equal to 2.99 times base salary plus bonus for the President and Chief Executive Officer and 2.00 times base salary plus bonus for the Chief Financial Officer, Chief Operating Officer and one Executive Vice President and 1.00 times base salary plus bonus for one Executive Vice President. If payments under the employment agreements following a Change in Control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the “gross-up” payment) is the same as if such excise tax had not applied.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(14) Other Operating Expenses

Major components of other operating expenses are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Forms and supplies	$578	$564	$499
Telephone	507	566	479
Postage	354	320	288
Charitable contributions	268	204	178
Director fees	241	243	207
Insurance	221	218	219
Correspondent bank fees	202	180	194
Interchange fees	182	119	58
Recruiting	176	278	109
Other	1,376	1,208	1,048

Total	$4,105	$3,900	$3,279

(15) Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Commitments to originate or purchase loans and leases	$17,445	$34,142
Unused lines of credit and other commitments	162,284	131,642
Letters of credit	4,346	3,311

Commitments to originate loans and unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(16) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented are in accordance with SFAS 107 guidelines but do not represent the underlying value of the Bank taken as a whole.

The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Bank’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates.

The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$21,585	$21,585	$27,084	$27,084
Overnight investments	14,094	14,094	733	733
Investment securities	104,600	104,600	98,595	98,595
Mortgage-backed securities	159,946	159,946	106,618	106,618
Stock in the FHLB	13,229	13,229	9,554	9,554
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	394,943	401,587	325,616	336,858
Residential mortgage loans	314,156	314,736	363,545	364,287
Consumer and other loans	165,296	166,241	114,043	116,704
Accrued interest receivable	5,666	5,666	5,597	5,597
Liabilities:
Deposits:
Demand deposit accounts	$167,682	$167,682	$159,916	$159,916
NOW accounts	108,159	108,159	129,398	129,398
Money market accounts	16,489	16,489	16,937	16,937
Savings accounts	339,836	339,836	292,277	292,277
Certificate of deposit accounts	248,508	247,900	212,755	214,509
Overnight and short-term borrowings	18,050	18,050	13,460	13,460
FHLB borrowings	234,778	235,594	176,759	180,863
Subordinated deferrable interest debentures	18,558	18,648	13,403	13,742
Accrued interest payable	1,450	1,450	1,130	1,130

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Cash and due from banks

The carrying values reported in the balance sheet for cash and due from banks approximate the fair values because of the short maturity of these instruments.

Overnight investments

The carrying values reported in the balance sheet for federal funds sold and overnight investments approximate the fair values because of the short maturity of these instruments.

Investment and mortgage-backed securities

The fair values presented for investment and mortgage-backed securities are based on quoted bid prices received from securities dealers.

Stock in the Federal Home Loan Bank of Boston

The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB.

Loans and leases receivable

Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

Deposits

The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities.

Overnight and short-term borrowings

The carrying values reported in the balance sheet for overnight and short-term borrowings approximate the fair values because of the short maturity of these instruments.

Federal Home Loan Bank of Boston borrowings

The fair values reported for FHLB borrowings are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar remaining maturities.

Subordinated deferrable interest debentures

The fair values reported for Subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and remaining maturities.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Accrued interest receivable and payable

The carrying values for accrued interest receivable and payable approximate fair values because of the short-term nature of these financial instruments.

Financial instruments with off-balance sheet risk

Since the Bank’s commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.

(17) Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Board (“FRB”) require the Company to maintain minimum capital levels for capital adequacy purposes. Tier I capital is defined as common equity and retained earnings, less certain intangibles. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to one of four risk categories, each with an appropriate weight. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. The Bank is also subject to FDIC regulations regarding capital requirements. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well capitalized.”

As of December 31, 2004, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2004:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$85,386	7.06%	$36,280	3.00%	$60,466	5.00%
Tier I capital (to risk-weighted assets)	85,386	10.01%	34,112	4.00%	51,168	6.00%
Total capital (to risk-weighted assets)	96,055	11.26%	68,225	8.00%	85,281	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$81,928	6.78%	$36,263	3.00%	$60,438	5.00%
Tier I capital (to risk-weighted assets)	81,928	9.61%	34,091	4.00%	51,137	6.00%
Total capital (to risk-weighted assets)	92,597	10.86%	68,182	8.00%	85,228	10.00%

At December 31, 2003:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$72,690	6.76%	$32,255	3.00%	$53,759	5.00%
Tier I capital (to risk-weighted assets)	72,690	9.71%	29,954	4.00%	44,931	6.00%
Total capital (to risk-weighted assets)	81,784	10.92%	59,908	8.00%	74,885	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$70,835	6.59%	$32,570	3.00%	$54,283	5.00%
Tier I capital (to risk-weighted assets)	70,835	9.46%	29,938	4.00%	44,907	6.00%
Total capital (to risk-weighted assets)	79,929	10.68%	59,876	8.00%	74,845	10.00%

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Warrants. In connection with the formation of the Bank, a warrant to acquire 136,315 shares of Common Stock was issued. The warrant had a per share exercise price of $10.00 and an expiration date of March 22, 2006. As of December 31, 2003, warrants for 66,315 shares had been exercised and a warrant for 70,000 shares remained exercisable. The remaining warrant for 70,000 shares was exercised in January 2004.

(18) Earnings Per Share

The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2004	2003	2002
Basic EPS Computation:

Numerator:
Net income (in thousands)	$8,614	$7,214	$7,662

Denominator:
Common shares outstanding	3,975,413	3,819,232	3,758,214
Stock options	—	—	—
Warrants	—	—	—

Total shares	3,975,413	3,819,232	3,758,214

Basic EPS	$2.17	$1.89	$2.04

Diluted EPS Computation:

Numerator:
Net income (in thousands)	$8,614	$7,214	$7,662

Denominator:
Common shares outstanding	3,975,413	3,819,232	3,758,214
Stock options	238,281	193,755	166,019
Warrants	2,963	68,623	72,437
Restricted stock	6,199	4,268	—

Total shares	4,222,856	4,085,878	3,996,670

Diluted EPS	$2.04	$1.77	$1.92

(19) Regulation and Litigation

The Company and the Bank are subject to extensive regulation and examination by the FRB, the Rhode Island Division of Banking and the FDIC, which insures the Bank’s deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. Among other things, bank regulatory authorities have the right to restrict the payment of dividends by banks and bank holding companies to shareholders.

The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(20) Parent Company Statements

The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):

Balance Sheets

	December 31,
	2004	2003
	(In thousands)
Assets
Assets:
Cash and due from banks	$19	$16
Overnight investments	3,233	1,612
Investment in subsidiaries	93,954	83,588
Prepaid and other assets	488	397

Total assets	$97,694	$85,613

Liabilities and Shareholders’ Equity
Liabilities:
Income taxes payable	$(155)	$(159)
Subordinated deferrable interest debentures	18,558	13,403
Other liabilities	368	262

Total liabilities	18,771	13,506

Shareholders’ equity:
Preferred stock: par value $0.01 per share, authorized 1,000,000 shares. Issued and outstanding: none	—	—
Common stock: par value $0.01 per share, authorized 11,000,000 shares. Issued and outstanding: 4,010,554 shares in 2004 and 3,891,190 shares in 2003	40	39
Additional paid-in capital	42,852	41,439
Retained earnings	35,373	29,074
Accumulated other comprehensive income, net	658	1,555

Total shareholders’ equity	78,923	72,107

Total liabilities and shareholders’ equity	$97,694	$85,613

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations

	Year Ended December 31,
	2004	2003
	(In thousands, except per share data)
Income:
Dividends received from subsidiaries	$3,500	$3,200
Interest on overnight investments	30	16

Total income	3,530	3,216

Expenses:
Interest on notes payable	1,041	706
Compensation expense	130	70
Directors’ fees	103	96
Professional services	254	253
Other expenses	1	1

Total expenses	1,529	1,126

Income before income taxes	2,001	2,090

Income tax expense (benefit)	(504)	(372)

Income before equity in undistributed earnings of subsidiaries	2,505	2,462

Equity in undistributed earnings of subsidiaries	6,109	4,752

Net income	$8,614	$7,214

Basic earnings per common share:	$2.17	$1.89
Diluted earnings per common share:	$2.04	$1.77

Average common shares outstanding—basic	3,975,413	3,819,232
Average common shares outstanding—diluted	4,222,856	4,085,878

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash Flow

	Year Ended December 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$8,614	$7,214
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,109)	(4,752)
Compensation expense from restricted stock grant	35	35
(Increase) decrease in other assets	(91)	(127)
Increase (decrease) in other liabilities	110	(57)
Other, net	1	—

Net cash provided by operating activities	2,560	2,313

Cash flows from financing activities:
Proceeds from notes payable	5,155	5,155
Investment in subsidiaries	(5,155)	(6,155)
Proceeds from issuance of common stock	1,266	1,176
Tax effect of disqualifying disposition of stock options	113	95
Dividends on common stock	(2,315)	(2,142)

Net cash used by financing activities	(936)	(1,871)

Net increase (decrease) in cash and due from banks	1,624	442

Cash and cash equivalents at beginning of year	1,628	1,186

Cash and cash equivalents at end of year	$3,252	$1,628

Supplementary disclosures:
Cash paid (received) for income taxes	$(508)	$(263)
Non-cash transactions:
Change in other comprehensive income, net of taxes	(897)	(698)

The Parent Company’s Statements of Changes in Shareholders’ Equity is identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore is not presented here.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements—(Continued)

(21) Quarterly Results of Operations (unaudited)

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$13,624	$13,797	$14,910	$15,388
Interest expense	4,682	4,686	5,064	5,193

Net interest income	8,942	9,111	9,846	10,195

Provision for loan losses	300	200	200	200

Net interest income after provision for loan losses	8,642	8,911	9,646	9,995

Noninterest income	1,998	2,206	2,037	2,340
Noninterest expense	7,575	7,980	8,381	8,929

Income before taxes	3,065	3,137	3,302	3,406
Income taxes	1,001	1,042	1,124	1,129

Net income	$2,064	$2,095	$2,178	$2,277

Basic EPS	$0.52	$0.53	$0.55	$0.57
Diluted EPS	$0.49	$0.50	$0.52	$0.54

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$12,866	$12,925	$12,658	$13,324
Interest expense	5,052	4,931	4,766	4,704

Net interest income	7,814	7,994	7,892	8,620

Provision for loan losses	400	400	400	400

Net interest income after provision for loan losses	7,414	7,594	7,492	8,220

Noninterest income	1,916	2,394	2,234	2,286
Noninterest expense	6,873	7,345	7,037	7,535

Income before taxes	2,457	2,643	2,689	2,971

Income taxes	785	881	904	976

Net income	$1,672	$1,762	$1,785	$1,995

Basic EPS	$0.44	$0.47	$0.47	$0.51
Diluted EPS	$0.42	$0.43	$0.44	$0.48