Form 10-K/A
period 2004-12-31
BANCORP RHODE ISLAND INC
filed 2005-03-28
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 1 to

Annual Report Under Section 13 of the Securities Exchange Act of 1934

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

As of June 30, 2004, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on The Nasdaq Stock Market was $106,024,000.

As of March 15, 2005, there were 4,019,329 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Bancorp Rhode Island, Inc.

Annual Report on Form 10-K/A

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers and Directors

The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position
Merrill W. Sherman	56	President and Chief Executive Officer of both the Company and the Bank
Albert R. Rietheimer	48	Chief Financial Officer of both the Company and the Bank and Treasurer of the Company
Donald C. McQueen	48	Vice President and Assistant Secretary of the Company and Chief Operating Officer of the Bank
Margaret D. Farrell	55	Secretary
Linda H. Simmons	45	Bank Executive Vice President – Finance and Treasurer
James V. DeRentis	43	Bank Executive Vice President – Retail Banking

Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a subsidiary of Belo, Corp.

Albert R. Rietheimer. Mr. Rietheimer has served as Chief Financial Officer and Treasurer of the Company since its formation and Chief Financial Officer of the Bank since September 1996. He also served as Treasurer of the Bank from September 1996 to 2004. Mr. Rietheimer is a certified public accountant.

Donald C. McQueen. Mr. McQueen has served as Vice President and Assistant Secretary of the Company since its formation and as the Bank’s Chief Operating Officer since August 2004. Mr. McQueen previously served as the Bank’s Executive Vice President and Chief Credit and Administrative Officer from October 2001 through September 2004 and the Bank’s Chief Lending Officer from May 1998 through October 2001.

Margaret D. Farrell. Ms. Farrell has served as Secretary of the Company and Bank since their formation. Ms. Farrell has been a partner of the law firm of Hinckley, Allen & Snyder LLP since 1981. Ms. Farrell is also a director of the Company and the Bank.

Linda H. Simmons. Ms. Simmons has served as the Bank’s Executive Vice President – Finance and Treasurer since September 2004. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group in the asset/liability management area, including serving as Director of International Asset Liability Management at Bank of America, successor to Fleet.

James V. DeRentis. Mr. DeRentis has served as the Bank’s Executive Vice President – Retail Banking since October 2001. Immediately prior, Mr. DeRentis served as the Bank’s Senior Vice President – Retail Banking from December 1998 through October 2001.

The following table sets forth certain information regarding the members of the Board of Directors of the Company as of the date hereof.

CLASS III DIRECTOR (Term to Expire 2008)

Name	Age	Business Experience During Past Five Years	Year First Became Director*
Anthony F. Andrade	57	President of A&H Composition and Printing, Inc. and former President of Universal Press Graphics, Inc. until his retirement in April 1997.	1996

Malcolm G. Chace	70	Chairman of the Board of the Company and the Bank since their formation. Chairman of Mossburg Industries, Inc. (plastics manufacturer and packaging) and of Southeastern New England Shipbuilding Corporation (SENESCO Marine)(manufacturer of double-hulled barges). Also, a director of Berkshire Hathaway, Inc.	1996

Ernest J. Chornyei, Jr.	62	Business consultant since February 2000. Prior thereto, Chairman of the Board of Bradford Dyeing Association, Inc. (textiles) in Westerly, Rhode Island.	1996

Edward J. Mack II	46	President and owner of Tri-Mack Plastics Manufacturing Company (engineering, design and manufacture of custom high performance plastic parts) since 1990.	2002

Merrill W. Sherman	56	President and Chief Executive Officer of each of the Company and the Bank since each commenced operation. Also, a director of the Providence Journal Co., a subsidiary of Belo Corp.	1996

CLASS II DIRECTORS (Term to Expire 2007)

John R. Berger	61	Business consultant since 1994. Prior thereto, Executive Vice President and Director of Mergers and Acquisitions (1993-94) and Executive Vice President and Chief Investment Officer (1985-93) for Shawmut National Corporation.	1997

Karl F. Ericson	71	Business consultant and certified public accountant. From 1970 through 1990, a partner of KPMG LLP.	1996

Margaret D. Farrell	55	Partner of Hinckley, Allen & Snyder LLP (law firm) since 1981.	1996

Mark R. Feinstein	49	President of Northeast Management Inc. (video store franchisee) since 1991.	1996

Pablo Rodriguez, M.D.	50	President of Women’s Care, Inc. (medical services) since 1987.	2003

CLASS I DIRECTORS (Term to Expire 2006)

Cheryl W. Snead	46	President and Chief Executive Officer of Banneker Industries, Inc. (manufacturing, assembly and packaging and logistics management) since 1991.	1996

John A. Yena	64	Vice Chairman of the Board of both the Company and the Bank since July 2003. Chairman of the Board of Johnson & Wales University since June 2004. Previously Chief Executive Officer of Johnson & Wales University from July 1989 to June 2004.	1996

Karen Adams	49	Television news anchor for WPRI-TV (Sunrise Television Corp.) since 1989.	2002

Meredith A. Curren	45	Chief Financial Officer and Principal of Pease & Curren, Inc. (precious metals) since 1990. Also, a Trustee of Ocean State Tax Exempt Fund.	2002

Bogdan Nowak	41	President of Rhode Island Novelty, Inc. since 1986 and President of Chemical Light Technologies, Inc. since 1995.	2002

*	The dates of directorship before 2000 reflect the years in which certain of the directors were elected directors of the Bank, which was formed in 1996 and became a wholly-owned subsidiary of the Company on September 1, 2000.

Audit Committee

The Company has a separate standing Audit Committee which assists the Board of Directors in overseeing the integrity of the Company’s financial reports; the Company’s compliance with legal and regulatory requirements; the qualifications and independence of the Company’s independent accountants; and the performance of the Company’s internal audit function and independent accountants. The Audit Committee is responsible for appointing, setting the compensation and overseeing the Company’s independent accountants. The Audit Committee meets each quarter with the Company’s independent accountants and management, to review the Company’s interim financial results before the publication of quarterly earnings press releases. The Audit Committee also meets separately each quarter with the independent accountants and management. The Audit Committee reviews the adequacy of the Company’s internal controls and summaries of regulatory examinations to assess the Company’s program for complying with laws and regulations. The Audit Committee also oversees and approves the selection and performance of the Chief Auditor and reviews and approves the Company’s internal audit plan. The current members of the Audit Committee are Karl F. Ericson (Chairman), Ernest J. Chornyei, Jr., Meredith A. Curren and Cheryl W. Snead. The Board of Directors has determined that all four members of the Audit Committee satisfy the financial literacy requirements of the Nasdaq listing standards and are independent as defined under the Nasdaq listing requirements and applicable SEC rules. Additionally, the Board of Directors has determined that Karl F. Ericson qualifies as an “audit committee financial expert” as defined by the SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”) and any national securities exchange on which the Company’s securities are registered. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that during 2004 its executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that one of the Company’s directors, Malcolm G. Chace, failed to timely file a Form 4 in connection with the purchase of 948 shares of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year				Long Term Compensation	All Other Compensation($)(c)
Annual Compensation (a)
		Salary ($)(b)	Bonus($)		Securities Underlying Options/SARs(#)
Merrill W. Sherman (President and CEO of both the Company and the Bank)	2004 2003 2002	425,034 386,100 374,037	246,000 0 215,500	(d)	19,250 18,900 22,750	11,095 14,677 13,314

Donald C. McQueen (Vice President and Assistant Secretary of the Company and Executive Vice President and Chief Credit and Administrative Officer of the Bank)	2004 2003 2002	210,293 195,525 186,766	107,500 0 89,500	(d)	9,350 7,100 7,725	8,433 8,288 7,901

Albert R. Rietheimer (Chief Financial Officer and Treasurer of the Company and Chief Financial Officer of the Bank)	2004 2003 2002	179,495 167,825 164,054	69,200 0 60,000	(d)	7,450 6,100 6,625	7,670 6,774 6,192

James V. DeRentis (Executive Vice President – Retail Banking & Marketing of the Bank)	2004 2003 2002	166,998 148,435 143,382	69,200 0 60,000	(d)	7,000 5,400 5,850	6,920 6,093 5,868
Linda H. Simmons (e) (Executive Vice President – Finance and Treasurer of the Bank)	2004	64,442	90,000	(f)	10,000	0

(a)	Any perquisites or other personal benefits received from the Company by the Named Executive Officer were substantially less than 10% of the individual’s cash compensation.

(b)	Includes portion of salary deferred under the 401(k) Plan and the Nonqualified Deferred Compensation Plan.

(c)	Amounts paid in 2004 include the Company’s contributions under the Company’s 401(k) Plan in the amounts of $8,200, $7,895, $7,180 and $6,680 and imputed income resulting from premiums paid by the Company with respect to split dollar life insurance purchased for such executives in the amounts of $2,895, $538, $490 and $240 for Ms. M. Sherman and Messrs. D. McQueen, A. Rietheimer and J. DeRentis, respectively.

(d)	The executive management team volunteered to forgo any salary increase or bonuses for 2003 in conjunction with developing the Company’s 2003 budget. Accordingly, the absence of 2003 bonuses should not be construed as reflecting a negative assessment of executive management’s performance in 2003.

(e)	Ms. Simmons’ employment commenced in September 2004.

(f)	Includes signing bonus in the amount of $30,000.

Option/SAR Grants in Last Fiscal Year

The following table provides information on option grants in 2004 to the Named Executive Officers. The Company has not issued stock appreciation rights.

Name	Number of Securities Underlying Options/SARs Granted(#)		% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Value($)a)
Merrill W. Sherman	5,000 14,250	(b) (c)	4.7 13.4	% %	32.43 32.91	01/26/2014 04/26/2014	44,150 132,668

Donald C. McQueen	4,000 5,350	(b) (c)	3.8 5.0	% %	32.43 32.91	01/26/2014 04/26/2014	35,320 49,809

Albert R. Rietheimer	3,000 4,450	(b) (c)	2.8 4.2	% %	32.43 32.91	01/26/2014 04/26/2014	26,490 41,430

James V. DeRentis	3,000 4,000	(b) (c)	2.8 3.8	% %	32.43 32.91	01/26/2014 04/26/2014	26,490 37,240

Linda H. Simmons	10,000	(d)	9.4%		35.50	9/16/2014	97,900

(a)	Amounts represent the fair value of each option granted and were estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 25%; expected life of 7 years; average risk-free interest rate of 3.68%; and average Common Stock dividend rate of 1.71%.

(b)	These options are nonqualified stock options exercisable immediately in full on January 26, 2004.

(c)	These options are nonqualified stock options exercisable in four equal installments commencing April 26, 2004.

(d)	These options are incentive stock options exercisable in four equal installments commencing September 16, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

The following table sets forth certain information regarding stock options exercised during 2004 and currently outstanding options held by the Named Executive Officer as of December 31, 2004:

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End 2004 Exercisable/Unexercisable	Value of Unexercised In-the-Money Option/SARs($)(a) Exercisable/Unexercisable
Merrill W. Sherman	10,000	250,200	174,726/25,824	4,465,274/328,242
Donald C. McQueen	17,360	429,718	19,763/12,212	333,114/178,784
Albert R. Rietheimer	0	0	49,178/10,597	1,221,496/158,253
James V. DeRentis	0	0	26,690/9,310	594,655/137,473
Linda H. Simmons	0	0	2,500/7,500	10,300/30,900

(a)	Based on the December 31, 2004 closing sale price of the Common Stock of $39.62 less the exercise price of the options.

Employment Agreements. The Company entered into employment agreements with Ms. Sherman and Messrs. McQueen, Rietheimer and DeRentis in December 2000, and with Ms. Simmons in September 2004, which provide that during the term of the contract, their base salary will not be reduced and they will remain eligible for participation in the Company’s executive compensation and benefit programs.

Ms. Sherman’s agreement provides for a three-year term, which automatically renews for successive three-year terms on each successive one-year anniversary unless either party has given the other party written notice of election not to extend the term at least 90 days prior to any anniversary date. In the event Ms. Sherman’s employment is terminated by the Company without cause or Ms. Sherman terminates her employment for “Good Reason,” the Company must pay her a lump sum severance payment equal to 2.99 times the sum of (i) her annual base salary as in effect at the time of termination and (ii) an amount equal to the average executive cash bonus earned by Ms. Sherman in the two full fiscal years immediately preceding the year in which termination occurs, and continue to pay for all medical and life insurance coverage for 36 months. Ms. Sherman is also allowed continued use of the automobile provided to her in her agreement (with an option to purchase). In addition, any options which are exercisable on the date of termination shall not terminate until the earlier of their expiration or three years after the date of termination. “Good Reason” is defined in Ms. Sherman’s agreement as (i) a significant reduction in the nature or scope of her duties, responsibilities, authority and powers; (ii) any requirement that she perform her duties at a location more than 50 miles from where she currently performs her duties; or (iii) failure of the Company either to renew the agreement or enter into a new agreement on terms not less favorable than those existing immediately prior to such nonrenewal (other than a reduction of fringe benefits required by law or applicable to all employees generally).

In the event of a “Terminating Event” within one year of a “Change in Control,” Ms. Sherman is entitled to receive as severance an amount equal to 2.99 times the sum of (i) her annual base salary in effect at the time of the Change in Control plus (ii) the amount of the largest annual bonus paid to Ms. Sherman in the three years preceding the Change in Control, payable in a lump sum. In addition, Ms. Sherman is entitled to receive continuing medical and life insurance benefits and use of the automobile provided to her in the agreement (with an option to purchase), for three years. All options vest upon a Change in Control and remain exercisable for such three-year period. A “Terminating Event” for this purpose means either (a) termination of employment for any reason other than for cause or (b) resignation, death or disability following (i) a Takeover Transaction or (ii) a Change in Control resulting from a new Board supermajority, in either case, prior to the first anniversary of the Takeover Transaction or Change in Control.

The agreements with Messrs. McQueen, Rietheimer and DeRentis and Ms. Simmons provide for a two-year term, which automatically renews for successive two-year terms on each successive one year anniversary unless either party has given the other party written notice of election not to renew at least 90 days prior to any anniversary date. According the agreements with Messrs. McQueen, Rietheimer and DeRentis, if the Company terminates the employment relationship without cause or the executive terminates their employment for “Good Reason”, the executive would be entitled to continuance of his base salary and all medical and life insurance coverage for 18 months following the date of termination. Under the terms of the agreement with Ms. Simmons, the term of such continuance of base salary and medical and life insurance coverage is nine months following the date of termination. Messrs. DeRentis and McQueen forfeit their severance payments in the event that within one year of the date of termination they accept certain types of positions as specified in their agreements. In the event Ms. Simmons commences other full-time employment within her severance period, her severance will be reduced by the amount of compensation she receives from such employment, and she will forfeit all medical and life insurance coverage. “Good Reason” is defined in the agreements of Messrs. Rietheimer, McQueen, DeRentis and Ms. Sherman as the Company’s failure to renew the agreement on any anniversary date or enter into a new employment agreement on substantially similar terms.

The agreements with Messrs. McQueen, Rietheimer, DeRentis and Ms. Simmons provide that in the event of a “Terminating Event” within one year of a Change in Control, the executive is entitled to receive a severance benefit equal to two times the sum of (i) his annual base salary in effect at the time of the Change in Control, and (ii) an amount equal to the largest executive cash bonus earned by the executive in the two years preceding the Change in Control, payable in a lump sum. In addition, each executive shall continue to receive medical and life insurance coverage for the 24 months commencing on the date of the Terminating Event. A “Terminating Event” means for this purpose either (a) termination of employment for any reason other than death, disability or for cause or (b) resignation following (i) a significant reduction in the nature or scope of the executive’s duties, responsibilities, authority and powers from those exercised prior to the Change in Control, (ii) a greater than 10% reduction in the executive’s annual base salary or fringe benefits (other than across-the-board salary reductions or changes in fringe benefit plans), (iii) a requirement that the executive perform duties at a location more than 50 miles from the location where such duties were performed prior to the Change in Control, or (iv) failure of any successor of the Company to continue the executive’s employment on substantially similar employment terms.

If payments under the employment agreements following a Change in Control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as if such excise tax had not applied.

For purposes of all of the agreements, a “Change in Control” will be deemed to have occurred if: (1) the Company effectuates a Takeover Transaction; or (2) the Company commences substantive negotiations with a third party with respect to a Takeover Transaction, if within 12 months of the commencement of such negotiations, the Company enters into a definitive agreement with respect to a Takeover Transaction with any party with which negotiations were originally commenced; or (3) any election of directors of the Company (whether by the directors then in office or by the shareholders at a meeting or by written consent) where a majority of the directors in office following such election are individuals who were not nominated by a vote of two-thirds of the members of the Board of Directors immediately preceding such election; or (4) the Company effectuates a complete liquidation of the Company or the Bank.

A “Takeover Transaction” for this purpose means a (i) reorganization, merger, acquisition or consolidation of the Company or the Bank with, or an acquisition of the Company or the Bank or all or substantially all of the Company’s or the Bank’s assets by, any other bank or corporation, in which the individuals and entities who were the “beneficial owners” (as defined in Rule 13d-3 under the Exchange Act) immediately prior to such reorganization, merger, acquisition or consolidation, do not, following such reorganization, merger, acquisition or consolidation, beneficially own more than 50% of the voting power of the corporation resulting from the reorganization, merger, acquisition or consolidation, (ii) the issuance of additional shares of the Company or the Bank if the individuals or entities who were the beneficial owners of the outstanding voting securities of the Company or the Bank immediately prior to such issuance do not, following such issuance, beneficially own securities representing more than 50% of the voting power of the Company or the Bank or (iii) when any person or entity or group of persons or entities (other than the Company or any trustee or other fiduciary holding securities under an employee benefit plan of the Company) either related or acting in concert becomes the beneficial owner of securities of the Company representing more than 30% of the voting power of all outstanding shares of voting securities of the Company, other than a person who was already a 30% beneficial owner as of the date on which the executive’s employment with the Company commenced.

401(k) Retirement Plan. The Company maintains a 401(k) Plan which qualifies as a tax-exempt plan and trust under sections 401 and 501 of the Internal Revenue Code of 1986, as amended. Generally, Company employees who are at least 21 years of age and have completed at least one year of service with the Company, are eligible to participate in the 401(k) Plan. Under the 401(k) Plan the Company will make matching contributions of up to 4% of an employee’s compensation, subject to qualified plan limitations. These contributions are vested monthly.

Nonqualified Deferred Compensation Plan. The Company maintains a nonqualified deferred compensation plan under which certain participants may contribute the amounts they are precluded from contributing to the Company’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals which may be advantageous for personal income tax or other planning reasons. In addition, under the deferred compensation plan participants receive an amount of employer matching contributions that they have lost under the Company’s 401(k) Plan as a result of the nondiscrimination rules applicable to qualified plans. All amounts contributed by the participant and by the Company under the plan are immediately vested. Any excess contributions which cannot be contributed under the 401(k) Plan and which would otherwise be returned to the participant at the end of the year, plus the amount of any supplemental deferrals the participant may choose to make, and any matching contributions provided for under the plan are credited to a deferred compensation account (a bookkeeping account) which is credited with interest at a rate equal to the greater of the Baa1 30-year corporate bond index, or the Company’s projected rate of return on average earning assets as reflected in its budget for such year.

Participants are entitled to receive a distribution of their account upon retirement, death, disability or termination of employment except that any amounts attributable to employer contributions under the nonqualified plan are subject to forfeiture if the participant is terminated for fraud, dishonesty or willful violation of any law that is committed in connection with the participant’s employment. A participant is eligible to withdraw amounts credited to the deferred compensation account in the event of unforeseeable financial hardship.

The amount deferred under the plan is not includible in the income of the participant until paid and, correspondingly, the Company is not entitled to a deduction for any liabilities established under the plan until the amount credited to the participant’s deferred compensation account is paid to him or her.

The amount credited to the deferred compensation account is not funded or otherwise set aside or secure from the creditors of the Company and the participant is subject to the risk that deferred compensation may not be paid in the event of the Company’s insolvency or the Company is otherwise unable to satisfy the obligation. The plan permits (but does not require) the Company to establish a grantor trust for the purpose of funding the plan. If such a trust were created, the corpus of the trust would, under current federal income tax regulations, have to be available to creditors of the Company in the event of insolvency or bankruptcy in order to prevent adverse income tax consequences to the participant.

Supplemental Executive Retirement Plans. The Company has adopted two Supplemental Executive Retirement Plans (each a “SERP”) for certain of its senior executives under which participants designated by the Board are entitled to an annual retirement benefit. Currently, Ms. Sherman and Messrs. Rietheimer, McQueen and DeRentis (collectively, the “2000 SERP Participants”) are the only participants in the 2000 SERP. The annual retirement benefit under the 2000 SERP is $250,000 for Ms. Sherman, $50,000 for Messrs. Rietheimer and McQueen and $35,000 for Mr. DeRentis and is payable upon the later of the executive attaining age 65 or the executive’s retirement. Under the 2002 SERP, effective November 1, 2002, the 2000 SERP Participants are entitled to a supplemental retirement benefit which, when added to the annual retirement benefit provided under the 2000 SERP, would provide an aggregate annual retirement benefit equal to 70% of compensation, reduced by the employer contribution under the 401(k) plan and any social security offset. Under the SERPs, the Company will also provide a pre-retirement death benefit equal to the projected age 65 accrual balance and a post-retirement death benefit for the participant equal to the accrual balance at the date of the SERP participant’s death, provided that Ms. Sherman’s additional pre-retirement death benefit under the 2002 SERP is limited to her accrual balance at date of death under the 2002 SERP. On January 20, 2005, the 2002 SERP was amended to provide Ms. Simmons a $50,000 annual retirement benefit with a pre-retirement death benefit equal to the projected age 65 accrual balance and a post-retirement death benefit equal to the accrual balance at the date of the her death. The pre-retirement and post-retirement death benefits (other than Ms. Sherman’s additional death benefit under the 2002 SERP) are funded through life insurance policies on the lives of the SERP participants purchased and owned by the Bank, which contain a split dollar endorsement in favor of the SERP participants.

The benefit for each current 2000 SERP Participants is fully vested. The benefits under the 2002 SERP vest beginning on November 1, 2005 in the case of Ms. Sherman, November 1, 2008 for Messrs. Rietheimer, Mcqueen and DeRentis and November 1, 2010 for Ms. Simmons. Benefits under the 2002 SERP vest in 20% increments such that the accrual balance would be fully vested on the fourth anniversary of the first vesting date. Thus, if an executive left at end of the vesting period, he or she would be 100% vested in their 2002 SERP accrual balance (i.e., the amount the Company has accrued to reflect the liability), but not the full benefit, resulting in a reduced retirement benefit in the event of early retirement. The executive is required to remain employed at the Company until age 65 to get the full 2002 SERP benefit. The full benefit will vest immediately upon death. In addition, in the event of a Change of Control, Ms. Sherman and Messrs. Rietheimer, McQueen and DeRentis become fully vested in the greater of (i) the retirement benefit calculated in accordance with the 70% formula described above or (ii) a specific annual Change of Control Benefit Amount, which is intended to approximate the formula amount. The current Change of Control Benefit Amount is $131,034 for Ms. Sherman, $190,850 for Mr. DeRentis, $193,953 for Mr. McQueen, and $168,179 for Mr. Rietheimer. In the case of Ms. Simmons, in the event of a Change of Control, she will become fully vested in the $50,000 annual benefit.

The SERPs are unfunded but provide that upon a Change in Control, the Company must deposit funds in a trust equal to the present value of all accrued benefits provided under both SERPs and thereafter make annual additional deposits to reflect any increases in the accrued benefits. All benefits are forfeited in the event that the participant’s employment is terminated on account of a criminal act of fraud, misappropriation, embezzlement or a felony that involves property of the Company.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Compensation Committee. In addition, none of the Company’s executive officers serves as a member of the compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has extended loans to certain of its officers, directors, and principal shareholders, including their immediate families and affiliated companies (“related parties”). Loans outstanding to related parties aggregated $5.0 million at December 31, 2004. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than a normal risk of collectibility or other unfavorable features.

The law firm of Hinckley, Allen & Snyder LLP, of which Margaret D. Farrell (a director and Secretary of the Company) is a partner, provides legal services to the Company. In addition, the spouse of director Edward J. Mack II is also a partner in Hinckley, Allen & Snyder LLP.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by KPMG LLP as of or for the fiscal years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	2004	2003
Audit Fees	$161,500	$153,800
Audit-Related Fees	$200,000	0
Tax Fees	$23,000	$23,000
All Other Fees	$22,000	0

Audit Fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year end audit of the consolidated financial statements.

Audit Related Fees for fiscal year ended December 31, 2004 were for compliance with Section 404 of the Sarbanes-Oxley Act.

Tax Fees as of the fiscal years ended December 31, 2004 and 2003 were for services rendered for tax returns and estimates, tax advice and tax planning.

All Other Fees as of the fiscal year ended December 31, 2004 were for additional fees associated with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003.

The Audit Committee has determined that the provision of the above services is compatible with maintaining KPMG LLP’s independence.

Policy on Audit Committee Pre-Approval

The Audit Committee pre-approves all audit and non-audit services provided by the independent accountants prior to the engagement of the independent accountants with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve the engagement of the independent accountants when the entire Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting. None of the services described above were approved by the Audit Committee under the de minimus exception provided by Rule 2-01(C)(7)(i)(c) under Regulation S-X.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.

Date: March 28, 2005	By:	/s/ MERRILL W. SHERMAN
Merrill W. Sherman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MERRILL W. SHERMAN	/s/ ALBERT R. RIETHEIMER
Merrill W. Sherman	Albert R. Rietheimer
President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 28, 2005	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Date: March 28, 2005

* Karen Adams, Director Date: March 28, 2005	* Meredith A. Curren, Director Date: March 28, 2005	* Bogdan Nowak, Director Date: March 28, 2005

* Anthony F. Andrade, Director Date: March 28, 2005	* Karl F. Ericson, Director Date: March 28, 2005	* Cheryl W. Snead, Director Date: March 28, 2005

* John R. Berger, Director Date: March 28, 2005	* Margaret D. Farrell, Director Date: March 28, 2005	* Pablo Rodriguez, Director Date: March 28, 2005

* Malcolm G. Chace, Director and Chairman of the Board Date: March 28, 2005	* Mark R. Feinstein, Director Date: March 28, 2005	* John A. Yena, Director Date: March 28, 2005

* Ernest J. Chornyei, Jr., Director Date: March 28, 2005	* Edward J. Mack, Director Date: March 28, 2005	* /s/ MERRILL W. SHERMAN Merrill W. Sherman, as attorney-in- fact for the persons indicated by an asterisk Date: March 28, 2005