Form 10-Q
period 2005-03-31
BANCORP RHODE ISLAND INC
filed 2005-05-04
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended: March 31, 2005


                        Commission File No. 001-16101


                         BANCORP RHODE ISLAND, INC.
----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

               RHODE ISLAND                            05-0509802
------------------------------------------    ------------------------------
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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 2, 2005:

      Common Stock - Par Value $0.01       4,570,279 shares
      ------------------------------       ----------------
                (class)                      (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                    PAGE NUMBER
                                                                    -----------

        Cover Page                                                       1

        Index                                                            2

                       PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets                                      3

        Consolidated Statements of Operations                            4

        Consolidated Statements of Changes in
         Shareholders' Equity                                            5

        Consolidated Statements of Cash Flows                            6

        Notes to Consolidated Financial Statements                     7 - 9

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10 - 22

Item 3  Quantitative and Qualitative Disclosures About Market Risk    23 - 24

Item 4  Controls and Procedures                                         24

                         PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                               25

Item 2  Changes in Securities                                           25

Item 3  Default upon Senior Securities                                  25

Item 4  Submission of Matters to a Vote of Security Holders             25

Item 5  Other Information                                               25

Item 6  Exhibits and Reports on Form 8-K                                25

        Signature Page                                                  26

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                  March 31,     December 31,
                                                     2005           2004
                                                  ---------     ------------
                                                        (In thousands)

ASSETS:
Cash and due from banks                          $   24,475     $   21,585
Overnight investments                                 6,780         14,094
                                                 ----------     ----------
      Total cash and cash equivalents                31,255         35,679
Investment securities available for sale
 (amortized cost of $131,839 and $103,953
 at March 31, 2005 and December 31, 2004,
 respectively)                                      130,021        104,600
Mortgage-backed securities available for sale
 (amortized cost of $186,361 and $159,581 at
 March 31, 2005 and December 31, 2004,
 respectively)                                      184,518        159,946
Stock in Federal Home Loan Bank of Boston            13,843         13,229
Loans and leases receivable:
  Commercial loans and leases                       405,043        402,770
  Residential mortgage loans                        326,579        316,135
  Consumer and other loans                          174,811        167,396
                                                 ----------     ----------
      Total loans and leases receivable             906,433        886,301
  Less allowance for loan and lease losses          (12,212)       (11,906)
                                                 ----------     ----------
      Net loans and leases receivable               894,221        874,395
Premises and equipment, net                          12,106         11,857
Goodwill                                             10,766         10,766
Accrued interest receivable                           6,246          5,666
Investment in bank-owned life insurance              18,304         18,132
Prepaid expenses and other assets                     7,101          4,799
                                                 ----------     ----------
      Total assets                               $1,308,381     $1,239,069
                                                 ==========     ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                        $  174,750     $  167,682
  NOW accounts                                      101,269        108,159
  Money market accounts                              18,081         16,489
  Savings accounts                                  328,026        339,836
  Certificate of deposit accounts                   278,975        248,508
                                                 ----------     ----------
      Total deposits                                901,101        880,674
Overnight and short-term borrowings                  24,255         18,050
Wholesale repurchase agreements                      19,880             --
Federal Home Loan Bank of Boston borrowings         258,757        234,778
Subordinated deferrable interest debentures          18,558         18,558
Other liabilities                                     8,040          8,086
                                                 ----------     ----------
      Total liabilities                           1,230,591      1,160,146
                                                 ----------     ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
 authorized 1,000,000 shares:
  Issued and outstanding: none                           --             --
Common stock, par value $0.01 per share,
 authorized 11,000,000 shares:
  Issued and outstanding 4,019,329 shares
   and 4,010,554 shares, respectively                    40             40
Additional paid-in capital                           42,951         42,852
Retained earnings                                    37,178         35,373
Accumulated other comprehensive income, net          (2,379)           658
                                                 ----------     ----------
      Total shareholders' equity                     77,790         78,923
                                                 ----------     ----------
      Total liabilities and shareholders'
       equity                                    $1,308,381     $1,239,069
                                                 ==========     ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2005          2004
                                                            ----------    ----------
                                                      (In thousands, except per share data)

Interest and dividend income:
  Commercial loans and leases                               $    6,370    $    5,209
  Residential mortgage loans                                     3,969         4,695
  Consumer and other loans                                       2,186         1,429
  Mortgage-backed securities                                     1,797         1,121
  Investment securities                                          1,237         1,096
  Overnight investments                                             56            23
  Federal Home Loan Bank of Boston stock dividends                 130            51
                                                            ----------    ----------
      Total interest and dividend income                        15,745        13,624
                                                            ----------    ----------
Interest expense:
  NOW accounts                                                     177           377
  Money market accounts                                             55            55
  Savings accounts                                               1,012           849
  Certificate of deposit accounts                                1,722         1,394
  Overnight and short-term borrowings                              115            35
  Wholesale repurchase agreements                                    8            --
  Federal Home Loan Bank of Boston borrowings                    1,988         1,753
  Subordinated deferrable interest debentures                      297           219
                                                            ----------    ----------
      Total interest expense                                     5,374         4,682
                                                            ----------    ----------
      Net interest income                                       10,371         8,942
Provision for loan and lease losses                                300           300
                                                            ----------    ----------
      Net interest income after provision for
       loan and lease losses                                    10,071         8,642
                                                            ----------    ----------
Noninterest income:
  Service charges on deposit accounts                            1,083         1,012
  Commissions on nondeposit investment products                    200           178
  Income from bank owned life insurance                            172           165
  Loan related fees                                                283           109
  Commissions on loans originated for others                        24            17
  Gains on sales of investment securities                           --           197
  Loss on sales of mortgage-backed securities                       (8)           --
  Other income                                                     321           320
                                                            ----------    ----------
      Total noninterest income                                   2,075         1,998
                                                            ----------    ----------
Noninterest expense:
  Salaries and employee benefits                                 4,623         3,893
  Occupancy                                                        732           680
  Equipment                                                        399           386
  Data processing                                                  752           670
  Marketing                                                        321           355
  Professional services                                            488           285
  Loan servicing                                                   227           278
  Loan workout and other real estate owned expense                  11            22
  Other expenses                                                   959         1,006
                                                            ----------    ----------
      Total noninterest expense                                  8,512         7,575
                                                            ----------    ----------
      Income before income taxes                                 3,634         3,065
Income tax expense                                               1,227         1,001
                                                            ----------    ----------
      Net income                                            $    2,407    $    2,064
                                                            ==========    ==========

Per share data:
  Basic earnings per common share                           $     0.60    $     0.52
  Diluted earnings per common share                         $     0.57    $     0.49

  Average common shares outstanding - basic                  4,009,464     3,946,668
  Average common shares outstanding - diluted                4,257,036     4,193,328

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity
                                 (Unaudited)


                                                                           Accumulated
                                                                              Other
                                                                             Compre-
                                                 Additional                  hensive
                                       Common      Paid-in     Retained       Income
Three months ended March 31,           Stock       Capital     Earnings    (Loss), Net     Total
                                       ------    ----------    --------    -----------     -----
                                                             (In thousands)

2004
----
Balance at December 31, 2003             $39       $41,439     $29,074       $ 1,555      $72,107
  Net income                              --            --       2,064            --        2,064
  Other comprehensive income,
   net of tax:
    Unrealized holding gains on
     securities available for sale,
     net of taxes of $(504)                                                      936          936
    Reclassification adjustment,
     net of taxes of $64                                                        (133)        (133)
                                                                                          -------
  Comprehensive income                                                                      2,867

  Exercise of stock options                1           179          --            --          180
  Exercise of stock warrants              --           700          --            --          700
  Common stock issued for
   incentive stock award, net             --             9          --            --            9
  Dividends on common stock
   ($ 0.14 per common share)              --            --        (557)           --         (557)
                                         ---       -------     -------       -------      -------
Balance at March 31, 2004                $40       $42,327     $30,581       $ 2,358      $75,306
                                         ===       =======     =======       =======      =======

2005
----
Balance at December 31, 2004             $40       $42,852     $35,373       $   658      $78,923
  Net income                              --            --       2,407            --        2,407
  Other comprehensive income,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $1,631                                                   (3,042)      (3,042)
    Reclassification adjustment,
     net of taxes of $(3)                                                          5            5
                                                                                          -------
  Comprehensive loss                                                                         (630)

  Exercise of stock options               --            90          --            --           90
  Common stock issued for
   incentive stock award, net             --             9          --            --            9
  Dividends on common stock
   ($ 0.15 per common share)              --            --        (602)           --         (602)
                                         ---       -------     -------       -------      -------
Balance at March 31, 2005                $40       $42,951     $37,178       $(2,379)     $77,790

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
                                                              (In thousands)

Cash flows from operating activities:
  Net income                                              $  2,407     $  2,064
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                              701          874
    Provision for loan losses                                  300          300
    Gain on sale of investment securities                       --         (197)
    Loss on sale of mortgage-backed securities                   8           --
    Gain on sale of other real estate owned                     --           --
    Income from bank-owned life insurance                     (172)        (165)
    Compensation expense from restricted stock grant             9            9
    (Increase) decrease in:
      Accrued interest receivable                             (580)          56
      Prepaid expenses and other assets                       (667)        (882)
    Increase (decrease) in:
      Other liabilities                                        (46)        (335)
    Other, net                                                   6            3
                                                          --------     --------
        Net cash provided by operating activities            1,966        1,727
                                                          --------     --------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                              (2,674)      (3,003)
    Commercial loans                                       (20,964)     (22,432)
    Consumer loans                                         (16,055)     (17,658)
  Purchase of:
    Investment securities available for sale               (27,933)      (9,998)
    Mortgage-backed securities available for sale          (38,929)      (5,016)
    Residential mortgage loans                             (22,230)     (17,091)
    Federal Home Loan Bank of Boston stock                    (614)          --
  Principal payments on:
    Investment securities available for sale                    --        9,000
    Mortgage-backed securities available for sale            8,686       11,212
    Residential mortgage loans                              14,398       29,955
    Commercial loans                                        18,770        6,179
    Consumer loans                                           8,570       11,313
  Proceeds from sale of investment securities                   --        2,243
  Proceeds from sale of mortgage-backed securities           3,423           --
  Capital expenditures for premises and equipment             (817)        (978)
                                                          --------     --------
        Net cash used by investing activities              (76,369)      (6,274)
                                                          --------     --------

Cash flows from financing activities:
  Net increase in deposits                                  20,427       25,375
  Net increase in overnight and short-term
   borrowings                                                6,205        5,232
  Proceeds from long-term borrowings                        79,880       22,155
  Repayment of long-term borrowings                        (36,021)     (19,981)
  Proceeds from issuance of common stock                        90          880
  Dividends on common stock                                   (602)        (557)
                                                          --------     --------
        Net cash provided by financing activities           69,979       33,104
                                                          --------     --------

  Net increase (decrease) in cash and cash equivalents      (4,424)      28,557
  Cash and cash equivalents at beginning of period          35,679       27,817
                                                          --------     --------
  Cash and cash equivalents at end of period              $ 31,255     $ 56,374
                                                          ========     ========

Supplementary Disclosures:
  Cash paid for interest                                  $  5,203     $  4,567
  Cash paid for income taxes                                   432        1,225
  Non-cash transactions:
    Change in other comprehensive income, net of taxes      (3,037)         803

See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                 Notes to Consolidated Financial Statements

(1)   Basis of Presentation

      Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, is the holding company for Bank Rhode Island (the "Bank"). The Company has no significant assets other than the common stock of the Bank. For that reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank and its subsidiaries.

      The audited consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiary, the Bank, and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised" on December 31, 2003, and therefore deconsolidated its statutory trust subsidiaries as of that date. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

      In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and goodwill valuation.

      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

(2)   Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and resulted in the issuance of additional common stock that then shared in the earnings of the Company.

(3)   Stock Based Compensation

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the Statement allows a company to continue to measure compensation cost for such plans using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the option is equal to the fair market value of the company's stock. The Company has elected to continue to follow the intrinsic value method, accordingly, the Company must disclose in the notes to their financial statements various information as if the fair value based method of accounting had been applied.

      In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment", which requires companies to recognize an expense in the income statement for the grant-date fair value of stock options and other equity-based compensation issued to employees using the fair value method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification.

      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123-R, which requires registrants to implement SFAS 123-R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, which for the Company is January 1, 2006.

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2005        2004
                                                     ----        ----

Net income (in thousands):
  As reported                                       $2,407      $2,064
  Compensation cost, net of taxes (1)                  (38)        (54)
                                                    ------      ------
  Pro forma                                         $2,369      $2,010
                                                    ======      ======

Earnings per common share:
  Basic:
    As reported                                     $ 0.60      $ 0.52
    Compensation cost, net of taxes (1)              (0.01)      (0.01)
                                                    ------      ------
    Pro forma                                       $ 0.59      $ 0.51
                                                    ======      ======
  Diluted:
    As reported                                     $ 0.57      $ 0.49
    Compensation cost, net of taxes (1)              (0.01)      (0.01)
                                                    ------      ------
    Pro forma                                       $ 0.56      $ 0.48
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

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $144,000 and $107,000 for the three months ending March 31, 2005 and 2004, respectively. Accrued liabilities associated with the SERPs were $1.4 million and $1.2 million for March 31, 2005 and December 31, 2004, respectively.

(5)   Recent Accounting Developments

      At the November 2003 meeting of FASB's Emerging Issues Task Force ("EITF"), the EITF reached consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The guidance also dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. The Company adopted the EITF's recommendations on December 31, 2003, and has provided additional disclosures regarding any possible other-than-temporarily impaired investments in its Annual Report on Form 10-K. Adoption of these recommendations did not have a material impact on the Company's financial position or results of operations.

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

(6)   Subsequent Events

      On February 23, 2005, the Company filed a registration statement on Form S-3 with the SEC with respect to a proposed offering of 550,000 shares of common stock. The underwriters of the offering were also granted a 30-day option to purchase up to an additional 82,500 shares of common stock to cover any over-allotments. On April 12, 2005, the SEC declared the Company's registration statement effective and on April 18, 2005 the Company issued 550,000 shares of common stock for net proceeds (after underwriting discounts and commissions and expenses) of approximately $18.7 million. The underwriters may exercise their option to purchase the additional 82,500 shares at any time on or before May 12, 2005. The Company intends to retain the net proceeds from this offering at the Company level for general business purposes and working capital and intends to downstream such proceeds to the Bank as necessary to provide regulatory capital to support asset growth and continued expansion of the Bank's business, including the addition of branches.

                         BANCORP RHODE ISLAND, INC.
                    Management's Discussion and Analysis

ITEM 2.  Management's Discussion and Analysis

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
-------------------------------------------------

      We make certain forward looking statements in this Quarterly Report on Form 10-Q and in other documents that we incorporate by reference into this report that are based upon our current expectations and projections about current events. We intend these forward looking statements to be covered by the safe harbor provisions for "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements by reference to a future period or periods by our use of the words "estimate," "project," "may," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar terms or variations of these terms.

      Actual results may differ materially from those set forth in forward looking statements as a result of risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission. Our forward looking statements do not reflect the potential impact of any future acquisition, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.

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

      The Company's net interest income is the difference between its interest income and its cost of money. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. See discussion under "Results of Operations - Comparison of Three Months Ended March 31, 2005 and 2004." Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk." How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under "Interest Rate Risk."

      The quality of the Company's assets also influences its earnings. Loans that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality."

      The Company's business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core deposit accounts." This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost and potential for fee income.

      In recent years, the Company also has sought to promote business opportunities presented by its customer base, franchise footprint and system resources through increased efforts in the area of consumer lending and to a lesser degree, residential mortgage originations.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of 84% (based upon June 2004 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank's primary marketplace. Competition for loans and deposits has intensified during the past year. With Bank of America entering New England for the first time during 2004, numerous institutions in the market have heightened their advertising and promotional product offerings.

      Currently, approximately 80% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 18.4% in 2004, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products.

      The future operating results of the Company will depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, while controlling the growth of its noninterest or operating expenses.

      Total assets increased $69.3 million, or 5.6%, to $1.3 billion at March 31, 2005 from December 31, 2004. This increase was centered in the Company's investment, mortgage-backed and residential loan portfolios and was funded primarily by a combination of deposit and borrowings growth. Total deposits increased $20.4 million, or 2.3%, and was centered in demand deposits (up $7.1 million, or 4.2%) and certificates of deposit (up $30.5 million, or 12.3%). Meanwhile, total borrowings increased $50.1 million, or 18.4%, as softer total deposit growth resulted in the Company utilizing borrowings (including wholesale repurchase agreements) to fund the majority of its asset growth. Shareholders' equity was $77.8 million at March 31, 2005, and represented 5.9% of total assets.

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

Allowance for loan and lease losses

      Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans and leases into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company's ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. Nonperforming commercial, commercial real estate and small business loans in excess of a specified dollar amount are deemed to be "impaired." The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral, the present value of expected future cash flows, and where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments. Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

      In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company's balance sheet as of December 31, 2001. Effective January 1, 2002, and in accordance with new accounting rules, the Company ceased amortizing this goodwill and began to review it at least annually for impairment. Goodwill is evaluated for impairment using market value comparisons for similar institutions, such as price to earnings multiples, price to deposit multiples and price to equity multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company's specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs") and stock in the FHLB) totaled $335.2 million, or 25.6% of total assets, at March 31, 2005, compared to $291.9 million, or 23.6% of total assets, at December 31, 2004. All $314.5 million of investment securities and MBSs at March 31, 2005 were classified as available for sale and carried a total of $3.7 million in net unrealized losses at the end of the quarter. The increase in total investments of $43.3 million, or 14.8%, was the result of cash inflows being held temporarily in investments before being redeployed in the Bank's loan portfolios, as commercial and consumer loan growth was more modest during the quarter and spreads between residential mortgage loans and MBSs tightened.

      -- Loans and Leases. Total loans and leases were $906.4 million, or 69.3% of total assets, at March 31, 2005, compared to $886.3 million, or 71.5% of total assets, at December 31, 2004. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. The Company utilizes the term "small business loans" to describe business lending relationships of approximately $250,000 or less.

      The commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $2.3 million, or 0.6%, during the first quarter of 2005. While commercial loan and lease growth was modest for the first quarter, the Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in total loan commitments). Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts, and the 7a Guarantee Loan Program in Massachusetts. From time to time, the Company purchases equipment leases from third party originators. These leases generally have maturities of five years or less and are not dependent on residual collateral values. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. The remaining lessees are generally not-for-profits or small businesses. The Company is currently negotiating the acquisition of a small-ticket equipment leasing business and anticipates expanding its leasing portfolio in the future.

      The consumer loan portfolio increased $7.4 million, or 4.4%, during the first quarter. This growth was centered in home equity term loans and home equity lines of credit with maximum loan-to-values of 85%. The Company believes that these ten- and fifteen-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

      While origination efforts continue to be concentrated on commercial and consumer loan opportunities, the Company also originates residential mortgage loans for its own portfolio, as well as for others, on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators. Until such time as the Bank can generate sufficient commercial and consumer loans to utilize available cash flow, or to otherwise meet investment objectives, it also intends to continue purchasing residential mortgage loans as opportunities develop.

      The residential mortgage loan portfolio increased $10.4 million, or 3.3%, during the quarter, as originations ($2.7 million) and purchases ($22.2 million) of residential mortgage loans were greater than repayments ($14.4 million). At March 31, 2005, the Bank did not have any commitments to purchase residential mortgage loans within the next 60 days.

      The following is a breakdown of loans and leases receivable:


                                                 March 31,     December 31,
                                                   2005            2004
                                                 ---------     ------------
                                                       (In thousands)

Commercial loans and leases:
  Commercial real estate - owner occupied        $ 94,518        $ 93,027
  Commercial real estate - nonowner occupied       89,715          90,716
  Commercial and industrial                        79,875          78,918
  Small business                                   37,605          37,820
  Multi-family real estate                         36,108          32,415
  Construction                                     33,560          32,319
  Leases and other                                 34,138          38,116
                                                 --------        --------
      Subtotal                                    405,519         403,331
  Discount on leases acquired                        (188)           (226)
  Net deferred loan origination fees                 (288)           (335)
                                                 --------        --------
      Total commercial loans                     $405,043        $402,770
                                                 ========        ========

Residential mortgage loans:
  One- to four-family adjustable rate            $212,889        $199,031
  One- to four-family fixed rate                  111,863         115,350
                                                 --------        --------
      Subtotal                                    324,752         314,381
  Premium on loans acquired                         1,894           1,826
  Net deferred loan origination fees                  (67)            (72)
                                                 --------        --------
      Total residential mortgage loans           $326,579        $316,135
                                                 ========        ========

Consumer loans:
  Home equity - term loans                       $114,599        $110,542
  Home equity - lines of credit                    57,026          53,551
  Automobile                                          381             488
  Installment                                         415             491
  Savings secured                                     348             439
  Unsecured and other                                 895             801
                                                 --------        --------
      Subtotal                                    173,664         166,312
  Premium on loans acquired                            10              15
  Net deferred loan origination costs               1,137           1,069
                                                 --------        --------
      Total consumer loans                       $174,811        $167,396
                                                 ========        ========

      Total loans and leases receivable          $906,433        $886,301
                                                 ========        ========

      -- Deposits and Borrowings. Total deposits increased by $20.4 million, or 2.3%, during the first quarter of 2005, from $880.7 million, or 71.1% of total assets, at December 31, 2004, to $901.1 million, or 68.9% of total assets, at March 31, 2005. The decrease in the relative percentage of total assets resulted from first quarter total asset growth being partially funded by FHLB borrowings and wholesale repurchase agreements. In addition, the composition of total deposits changed during the quarter. While demand deposits (DDAs) finished the quarter up $7.1 million, or 4.2%, NOW and savings accounts experienced softness as they decreased a combined $18.7 million, or 4.2%, as consumers shifted balances to higher yielding certificates of deposit, which increased $30.5 million, or 12.3%. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth, but from time-to-time will promote certificates of deposit. At March 31, 2005, core deposit accounts comprised 69.0% of total deposits, compared to 71.8% of total deposits at December 31, 2004.

      The following table sets forth certain information regarding deposits:


                                                 March 31, 2005                       December 31, 2004
                                        ---------------------------------     ---------------------------------
                                                     Percent     Weighted                  Percent     Weighted
                                                       of        Average                     of        Average
                                         Amount       Total        Rate        Amount       Total        Rate
                                         ------      -------     --------      ------      -------     --------
                                                                (Dollars in thousands)

NOW accounts                            $101,269      11.2%       0.65%       $108,159      12.3%       0.76%
Money market accounts                     18,081       2.0%       1.23%         16,489       1.9%       1.22%
Savings accounts                         328,026      36.4%       1.25%        339,836      38.6%       1.25%
Certificate of deposit accounts          278,975      31.0%       2.71%        248,508      28.2%       2.55%
                                        --------     -----                    --------     -----
    Total interest bearing deposits      726,351      80.6%       1.73%        712,992      81.0%       1.63%
Noninterest bearing accounts             174,750      19.4%         --         167,682      19.0%         --
                                        --------     -----                    --------     -----
    Total deposits                      $901,101     100.0%       1.39%       $880,674     100.0%       1.32%
                                        ========     =====        ====        ========     =====        ====

      FHLB borrowings and wholesale repurchase agreements increased $43.9 million, or 18.7%, during the first quarter. The increases were the result of the Company utilizing borrowings to partially fund asset growth and offset some of the deposit softness experienced. The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time-to-time take advantage of these opportunities to fund asset growth. During the first quarter the Bank also utilized wholesale repurchase agreements because of favorable spreads to FHLB borrowings. However, on a long-term basis, the Company intends to continue concentrating on increasing its core deposits, but will continue to utilize FHLB borrowings or wholesale repurchase agreements as cashflows dictate and opportunities present themselves.

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

      -- Nonperforming Assets. At March 31, 2005, the Company had nonperforming assets of $1.7 million, which represented 0.13% of total assets. This compares to nonperforming assets of $733,000, or 0.06% of total assets, at December 31, 2004. Total nonperforming assets at March 31, 2005, consisted of nonaccrual commercial loans aggregating $1.3 million and nonaccrual residential mortgage loans aggregating $449,000. Included in nonaccrual loans were $1.1 million, at March 31, 2005, and $671,000, at December 31, 2004, of impaired loans. Specific reserves against these impaired loans were $64,000 and $170,000 at March 31, 2005 and December 31, 2004, respectively. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      Delinquencies. At March 31, 2005, loans with an aggregate balance of $468,000 were 60 to 89 days past due, an increase of $468,000 from December 31, 2004. The majority of these loans are residential mortgage loans and are secured.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                  March 31,     December 31,
                                                                    2005            2004
                                                                  ---------     ------------
                                                                    (Dollars in thousands)

Loans and leases accounted for on a nonaccrual basis               $1,713          $ 733
Loans and leases past due 90 days or more, but still accruing          --             --
Impaired loans and leases (not included in nonaccrual loans)           --             --
                                                                   ------          -----
      Total nonperforming loans and leases                          1,713            733
Other real estate owned                                                --             --
                                                                   ------          -----
      Total nonperforming assets                                   $1,713          $ 733
                                                                   ======          =====

Delinquent loans 60-89 days past due                               $  468          $  --

Nonperforming loans as a percent of total loans and leases           0.19%          0.08%
Nonperforming assets as a percent of total assets                    0.13%          0.06%
Delinquent loans 60-89 days past due as a percent
 of total loans and leases                                           0.05%          0.00%

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

      At March 31, 2005, the Company had $6.0 million of assets that were classified as substandard. This compares to $5.8 million of assets that were classified as substandard at December 31, 2004. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2005, included in the assets that were classified as substandard, were $4.3 million of performing loans. This compares to $5.1 million of adversely classified performing loans as of December 31, 2004. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
-----------------------------------

      During the first quarter of 2005, the Company made provisions to the allowance for loan and lease losses totaling $300,000 and had $6,000 of net recoveries, bringing the balance in the allowance to $12.2 million, compared to $11.9 million at December 31, 2004. The allowance, expressed as a percentage of total loans, was 1.35% as of March 31, 2005, compared to 1.34% at the prior year end and stood at 712.9% of nonperforming loans at March 31, 2005, compared to 1624.3% of nonperforming loans at December 31, 2004.

      Assessing the adequacy of the allowance for loan and lease losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan and lease losses, as of March 31, 2005, is adequate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $2.4 million at March 31, 2005, compared to $2.5 million at December 31, 2004.

      While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended March 31, 2005 and 2004
--------------------------------------------------------

      -- General. The Company reported net income for the first quarter of 2005 of $2.4 million, up $343,000, or 16.6%, from the first quarter of 2004. Diluted earnings per common share were $0.57 for the first quarter of 2005, compared to $0.49 for the first quarter of 2004.

      The Company reported a return on average assets of 0.78% and a return on average equity of 12.34% for the 2005 period, as compared to a return on average assets of 0.75% and a return on average equity of 11.27% for the 2004 period.

      -- Net Interest Income. For the quarter ended March 31, 2005, net interest income was $10.4 million, compared to $8.9 million for the 2004 period. The net interest margin for the first quarter of 2005 was 3.52% compared to a net interest margin of 3.42% for the 2004 period. The increase in net interest income of $1.4 million, or 16.0%, was primarily attributable to the continued growth of the Company. Average earning assets were $143.4 million, or 13.7%, higher, and average interest-bearing liabilities were $130.1 million, or 14.9%, higher, than the comparable period a year earlier. The 10 basis point increase in the net interest margin primarily resulted from earning asset yields increasing in response to Prime Rate increases, coupled with a relatively stable cost of interest-bearing liabilities between the two periods.

      -- Interest Income. Investments. Total investment income was $3.2 million for the quarter ended March 31, 2005, compared to $2.3 million for the 2004 period. The increase in total investment income was $929,000, or 40.5%, and was primarily attributable to an increase in the average balance of total investments. The average balance increased $82.3 million, or 36.6%, from the first quarter of 2004 to the first quarter of 2005, as loan growth was more modest for the quarter and spreads for MBS products, compared to residential whole loans, were more attractive. The Company's investments act as a counterbalance to loan and deposits flows, and in times such as this past quarter, increase to absorb available cash flows. The majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected remaining maturities of less than five years.

      -- Interest Income. Loans. Interest from loans was $12.5 million for the three months ended March 31, 2005, and represented a yield on total loans of 5.71%. This compares to $11.3 million of interest, and a yield of 5.51%, for the first quarter of 2004. Interest from commercial loans and leases increased $1.2 million, or 22.3%, and interest from consumer and other loans increased $757,000, or 53.0%, as average balances and average yields increased during the past year. The average balance of the various components of the loan portfolio changed from the first quarter of 2004 as follows: commercial loans and leases increased $59.7 million, or 17.4%, and consumer and other loans increased $53.2 million, or 44.9%, while residential mortgage loans decreased $51.9 million, or 14.3%. In response to rising short-term interest rates, along with a flattening of the yield curve, the yields on the various loan portfolio components changed from the first quarter of 2004 as follows: commercial loans and leases increased 31 basis points, to 6.42%, and consumer and other loans increased 31 basis points, to 5.16%, while residential mortgage loans decreased 7 basis points, to 5.10%. Since its inception, the Company has concentrated its origination efforts on commercial and consumer loan opportunities, while purchasing residential mortgage loans, as opportunities developed or cash flows dictated. More recently, the Company has increased its consumer loan origination capacities in response to strong demand for home equity products.

      -- Interest Expense. Interest paid on deposits and borrowings increased $692,000, or 14.8%, to $5.4 million for the three months ended March 31, 2005, from $4.7 million for the same period during 2004. The increase in total interest expense was primarily attributable to an increase in the average balance of interest-bearing liabilities. The average balance of total interest-bearing liabilities increased $130.1 million, from $870.2 million in the first quarter of 2004 to $1.0 billion in the first quarter of 2005, as savings account average balances increased $41.0 million, or 14.0%, certificate of deposit ("CD") accounts increased $46.1 million, or 20.9%, and FHLB borrowings and wholesale repurchase agreements increased $65.5 million, or 37.8%. Some softness in core deposit balances, coupled with greater consumer willingness to extend maturities, led to increases in CDs and borrowings. Despite increases in short-term interest rates during the past year, the overall average cost for interest-bearing liabilities remained relatively stable at 2.18% for the first quarter of 2005, compared to 2.16% for the first quarter of 2004. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan and Lease Losses. The provision for loan and lease losses was $300,000 for the quarter ended March 31, 2005, similar to the same quarter last year. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Additions to the allowance for loan and lease losses during the first quarter of 2005 were primarily in response to changes in the mix of loans and concern for general economic conditions. The allowance expressed as a percentage of total loans was 1.35% at March 31, 2005, compared to 1.34% at December 31, 2004. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan and lease losses in future periods. Also see discussion under "Allowance for Loan and Lease Losses."

      -- Noninterest Income. Total noninterest income increased $77,000, or 3.9%, to $2.1 million for the first quarter of 2005, from $2.0 million for the first quarter of 2004. Service charges on deposit accounts, which continues to represent the largest source of noninterest income for the Company, increased $71,000, or 7.0%, from $1.0 million for the three months ended March 31, 2004, to $1.1 million for the same period in 2005 in response to continued growth in checking accounts. Significant differences between the 2005 and 2004 periods were centered in Loan related fees and Gains on sale of investments or MBSs. The 2005 period included $187,000 in loan prepayment penalties (which is included in Loan related fees), compared to $42,000 during the 2004 period, while Gains from sales of investment securities and MBSs aggregated $197,000 during the 2004 period compared to a net loss of $8,000 during the 2005 period. The gains in the 2004 period resulted from the Company restructuring a portion of its investment portfolio.

      -- Noninterest Expense. Noninterest expenses for the first quarter of 2005 increased a total of $937,000, or 12.4%, to $8.5 million from $7.6 million in 2004. This increase occurred primarily from higher operating costs resulting from the continued growth of the Company and was centered in the following areas: Salaries and employee benefits (up $730,000, or 18.8%) and Professional services (up $203,000, or 71.2%). In addition to incurring increased operating costs as a result of the continuing growth in both loans, deposits and branches, the 2005 period includes the cost of partially outsourcing internal audit activity, continuing outside accounting fees in connection with ongoing compliance with Sarbanes-Oxley Section 404 and consulting and legal costs regarding the possible acquisition of a leasing company. Meanwhile, the Company's overall efficiency ratio improved to 68.39% in 2005, from 69.24% in the 2004 period.

      -- Income Tax Expense. Income tax expense of $1.2 million was recorded for the three months ended March 31, 2005, compared to $1.0 million for the same period during 2004. This represented total effective tax rates of 33.8% and 32.7%, respectively. Tax-favored income from BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At March 31, 2005, overnight investments, investment securities and MBSs available for sale amounted to $321.3 million, or 24.6% of total assets. This compares to $278.6 million, or 22.5% of total assets at December 31, 2004. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at March 31, 2005 was $77.8 million, as compared to $78.9 million at December 31, 2004. This decrease of $1.1 million was primarily the result of a decrease in accumulated other comprehensive income of $3.0 million (attributable to increases in unrealized losses on investment and MBS securities) and dividends of $602,000 exceeding net income for the quarter of $2.4 million.

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

      The Federal Reserve Board ("FRB") has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis.

      As of March 31, 2005, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      On February 23, 2005, the Company filed a registration statement on Form S-3 with the SEC with respect to a proposed offering of 550,000 shares of common stock. The underwriters of the offering were also granted a 30-day option to purchase up to an additional 82,500 shares of common stock to cover any over-allotments. On April 12, 2005, the SEC declared the Company's registration statement effective and on April 18, 2005 the Company issued 550,000 shares of common stock for net proceeds (after underwriting discounts and commissions and expenses) of approximately $18.7 million. The underwriters may exercise their option to purchase the additional 82,500 shares at any time on or before May 12, 2005. The Company intends to retain the net proceeds from this offering at the Company level for general business purposes and working capital and intends to downstream such proceeds to the Bank as necessary to provide regulatory capital to support asset growth and continued expansion of the Bank's business, including the addition of branches. The proceeds from this offering should enable the Company and the Bank to maintain their status as well-capitalized institutions as they execute their growth strategies.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                    Minimum Required       Minimum Required
                                                                       For Capital         To Be Considered
                                                   Actual           Adequacy Purposes     "Well Capitalized"
                                             ------------------     -----------------     ------------------
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio

At March 31, 2005:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $87,403      7.02%     $37,349     3.00%     $62,247      5.00%
Tier I capital (to risk weighted assets)      87,403     10.43%      33,536     4.00%      50,303      6.00%
Total capital (to risk weighted assets)       97,897     11.68%      67,071     8.00%      83,839     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $83,701      6.73%     $37,339     3.00%     $62,231      5.00%
Tier I capital (to risk weighted assets)      83,701      9.99%      33,511     4.00%      50,267      6.00%
Total capital (to risk weighted assets)       94,195     11.24%      67,023     8.00%      83,778     10.00%

At December 31, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $85,386      7.06%     $36,280     3.00%     $60,466      5.00%
Tier I capital (to risk weighted assets)      85,386     10.01%      34,112     4.00%      51,168      6.00%
Total capital (to risk weighted assets)       96,055     11.26%      68,225     8.00%      85,281     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $81,928      6.78%     $36,263     3.00%     $60,438      5.00%
Tier I capital (to risk weighted assets)      81,928      9.61%      34,091     4.00%      51,137      6.00%
Total capital (to risk weighted assets)       92,597     10.86%      68,182     8.00%      85,228     10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while minimizing any adverse effect from changes in interest rates. The primary tools for managing interest rate risk are the securities portfolio, purchased mortgages, wholesale repurchase agreements and borrowings from the FHLB.

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of March 31, 2005, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2005:


                                      Estimated Exposure
                                    to Net Interest Income
                                    ----------------------
                                     Dollar       Percent
                                     Change       Change
                                     ------       -------
                                    (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                  $  (205)     (0.48%)
Up 100 basis points                      114       0.27%
Down 100 basis points                     (9)     (0.02%)
Down 200 basis points                   (125)     (0.29%)

Subsequent Twelve Month Period:

Up 200 basis points                  $(1,316)     (3.28%)
Up 100 basis points                       43       0.11%
Down 100 basis points                   (304)     (0.76%)
Down 200 basis points                 (1,571)     (3.91%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2005, the Company's one year cumulative gap was a negative $92.4 million, or 7.07% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 43 to 45 of the Company's 2004 Annual Report on Form 10-K.


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


                                                  Bancorp Rhode Island, Inc.


May 3, 2005                                           /s/ Merrill W. Sherman
-----------                                           ----------------------
   (Date)                                                 Merrill W. Sherman
                                                               President and
                                                     Chief Executive Officer


May 3, 2005                                         /s/ Albert R. Rietheimer
-----------                                         ------------------------
   (Date)                                               Albert R. Rietheimer
                                                     Chief Financial Officer
                                                               and Treasurer