Form 10-Q
period 2005-06-30
BANCORP RHODE ISLAND INC
filed 2005-08-08
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For quarter ended:  June 30, 2005


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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 5, 2005:

      Common Stock - Par Value $0.01                  4,653,702 shares
      ------------------------------                  ----------------
                (class)                                 (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                 PAGE NUMBER
                                                                 -----------

            Cover Page                                                 1

            Index                                                      2

                       PART  I - FINANCIAL INFORMATION

Item 1      Financial Statements

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statements of Changes in
                     Shareholders' Equity                              5

                  Consolidated Statements of Cash Flows                6

                  Notes to Consolidated Financial Statements         7 - 9

Item 2      Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10 - 24

Item 3      Quantitative and Qualitative Disclosures About
               Market Risk                                          25 - 26

Item 4      Controls and Procedures                                   26

                         PART II - OTHER INFORMATION

Item 1      Legal Proceedings                                         27

Item 2      Unregistered Sales of Equity Securities
               and Use of Proceeds                                    27

Item 3      Default upon Senior Securities                            27

Item 4      Submission of Matters to a Vote of Security Holders     27 - 28

Item 5      Other Information                                         28

Item 6      Exhibits                                                  28

            Signature Page                                            29

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                     June 30,      December 31,
                                                                       2005            2004
                                                                     --------      ------------
                                                                         (In thousands)

ASSETS:
Cash and due from banks                                            $   29,523      $   21,585
Overnight investments                                                     867          14,094
                                                                   ----------      ----------
      Total cash and cash equivalents                                  30,390          35,679
Investment securities available for sale (amortized cost of
 $131,816 and $103,953 at June 30, 2005 and December 31, 2004,
 respectively)                                                        131,407         104,600
Mortgage-backed securities available for sale (amortized cost of $229,880 and $159,581 at June 30, 2005 and December 31,
 2004, respectively)                                                  229,523         159,946
Stock in Federal Home Loan Bank of Boston                              15,526          13,229
Loans and leases receivable:
  Commercial loans and leases                                         433,267         402,770
  Residential mortgage loans                                          306,657         316,135
  Consumer and other loans                                            185,729         167,396
                                                                   ----------      ----------
      Total loans and leases receivable                               925,653         886,301
  Less allowance for loan and lease losses                            (11,394)        (11,906)
                                                                   ----------      ----------
      Net loans and leases receivable                                 914,259         874,395
Premises and equipment, net                                            14,535          11,857
Goodwill                                                               11,234          10,766
Accrued interest receivable                                             6,167           5,666
Investment in bank-owned life insurance                                18,473          18,132
Prepaid expenses and other assets                                       6,459           4,799
                                                                   ----------      ----------
      Total assets                                                 $1,377,973      $1,239,069
                                                                   ==========      ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                                          $  187,554      $  167,682
  NOW accounts                                                         94,826         108,159
  Money market accounts                                                16,038          16,489
  Savings accounts                                                    332,450         339,836
  Certificate of deposit accounts                                     303,095         248,508
                                                                   ----------      ----------
      Total deposits                                                  933,963         880,674
Overnight and short-term borrowings                                    16,594          18,050
Wholesale repurchase agreements                                        10,000              --
Federal Home Loan Bank of Boston borrowings                           286,289         234,778
Subordinated deferrable interest debentures                            18,558          18,558
Other liabilities                                                       9,383           8,086
                                                                   ----------      ----------
      Total liabilities                                             1,274,787       1,160,146
                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized
 1,000,000 shares:
  Issued and outstanding:  none                                            --              --
Common stock, par value $0.01 per share, authorized
 11,000,000 shares:
  Issued and outstanding 4,655,977 shares and 4,010,554 shares,
   respectively                                                            47              40
Additional paid-in capital                                             64,685          42,852
Retained earnings                                                      38,953          35,373
Accumulated other comprehensive (loss) income, net                       (499)            658
                                                                   ----------      ----------
      Total shareholders' equity                                      103,186          78,923
                                                                   ----------      ----------
      Total liabilities and shareholders' equity                   $1,377,973      $1,239,069
                                                                   ==========      ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                           --------------------------      -------------------------
                                                              2005            2004            2005            2004
                                                              ----            ----            ----            ----
                                                                      (In thousands, except per share data)

Interest and dividend income:
  Commercial loans and leases                              $    6,806      $    5,670      $   13,176      $   10,879
  Residential mortgage loans                                    4,026           4,242           7,995           8,937
  Consumer and other loans                                      2,371           1,552           4,557           2,981
  Mortgage-backed securities                                    2,294           1,211           4,091           2,332
  Investment securities                                         1,373           1,019           2,610           2,115
  Overnight investments                                            44              42             100              65
  Federal Home Loan Bank of Boston stock dividends                154              61             284             112
                                                           ----------      ----------      ----------      ---------
      Total interest and dividend income                       17,068          13,797          32,813          27,421
                                                           ----------      ----------      ----------      ---------
Interest expense:
  NOW accounts                                                    154             312             331             689
  Money market accounts                                            58              50             113             105
  Savings accounts                                              1,072             889           2,084           1,738
  Certificate of deposit accounts                               2,077           1,371           3,799           2,765
  Overnight and short-term borrowings                             133              31             248              66
  Wholesale repurchase agreements                                  92              --             100              --
  Federal Home Loan Bank of Boston borrowings                   2,399           1,772           4,387           3,525
  Subordinated deferrable interest debentures                     313             261             610             480
                                                           ----------      ----------      ----------      ---------
      Total interest expense                                    6,298           4,686          11,672           9,368
                                                           ----------      ----------      ----------      ---------
      Net interest income                                      10,770           9,111          21,141          18,053
Provision for loan and lease losses                               354             200             654             500
                                                           ----------      ----------      ----------      ---------
      Net interest income after provision for
       loan and lease losses loan losses                       10,416           8,911          20,487          17,553
                                                           ----------      ----------      ----------      ---------
Noninterest income:
  Service charges on deposit accounts                           1,152           1,206           2,235           2,218
  Commissions on nondeposit investment products                   198             268             398             446
  Income from bank-owned life insurance                           168             154             340             319
  Loan related fees                                               156              96             439             205
  Commissions on loans originated for others                       62              23              86              40
  Gain on sale of investment securities                            --             144              --             341
  Gain on sale of mortgage-backed securities                      104              --              96              --
  Other income                                                    605             315             926             635
                                                           ----------      ----------      ----------      ---------
      Total noninterest income                                  2,445           2,206           4,520           4,204
                                                           ----------      ----------      ----------      ---------
Noninterest expense:
  Salaries and employee benefits                                4,848           4,129           9,471           8,022
  Occupancy                                                       771             652           1,503           1,332
  Equipment                                                       410             402             809             788
  Data processing                                                 745             722           1,497           1,392
  Marketing                                                       469             420             790             775
  Professional services                                           523             357           1,011             642
  Loan servicing                                                  239             253             466             531
  Loan workout and other real estate owned expense                 23              48              34              70
  Other expenses                                                1,097             997           2,056           2,003
                                                           ----------      ----------      ----------      ---------
      Total noninterest expense                                 9,125           7,980          17,637          15,555
                                                           ----------      ----------      ----------      ---------
      Income before income taxes                                3,736           3,137           7,370           6,202
Income tax expense                                              1,276           1,042           2,503           2,043
                                                           ----------      ----------      ----------      ---------
      Net income                                           $    2,460      $    2,095      $    4,867      $    4,159
                                                           ==========      ==========      ==========      ==========

Per share data:
  Basic earnings per common share                          $     0.55      $     0.53      $     1.14      $     1.05
  Diluted earnings per common share                        $     0.52      $     0.50      $     1.08      $     0.99

  Average common shares outstanding - basic                 4,508,165       3,966,526       4,258,815       3,956,597
  Average common shares outstanding - diluted               4,737,503       4,214,017       4,497,435       4,203,771

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity
                                 (Unaudited)

                                                                                      Accumulated
                                                                                         Other
                                                                                        Compre-
                                                            Additional                  hensive
                                                  Common     Paid-in      Retained      Income
Six months ended June 30,                         Stock      Capital      Earnings    (Loss), Net       Total
-------------------------                         ------    ----------    --------    -----------       -----
                                                                       (In thousands)

2004
Balance at December 31, 2003                       $39       $41,439      $29,074       $ 1,555       $ 72,107
  Net income                                        --            --        4,159            --          4,159
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities
     available for sale, net of taxes of $1,690                                          (3,280)        (3,280)
    Reclassification adjustment, net of taxes
     of $116                                                                               (225)          (225)
                                                                                                      --------
  Comprehensive income                                                                                     654

  Exercise of stock options                         --           294           --            --            294
  Exercise of stock warrants                         1           699           --            --            700
  Common stock issued for incentive
   stock award, net                                 --            18           --            --             18
  Dividends on common stock ($ 0.28 per
   common share)                                    --            --       (1,113)           --         (1,113)
                                                  ---       -------      -------       -------       --------

Balance at June 30, 2004                           $40       $42,450      $32,120       $(1,950)      $ 72,660
                                                   ===       =======      =======       =======       ========

2005
Balance at December 31, 2004                       $40       $42,852      $35,373       $   658       $ 78,923
  Net income                                        --            --        4,867            --          4,867
  Other comprehensive income, net of tax:
    Unrealized holding losses on securities
     available for sale, net of taxes of $590                                            (1,095)        (1,095)
    Reclassification adjustment, net of taxes
     of $34                                                                                 (62)           (62)
                                                                                                      --------
  Comprehensive loss                                                                                     3,710

  Proceeds from stock offering                       7        21,450           --            --         21,457
  Acquisition of Macrolease                         --           250           --            --            250
  Exercise of stock options                         --           116           --            --            116
  Common stock issued for incentive
   stock award, net                                 --            17           --            --             17
  Dividends on common stock ($ 0.30 per
   common share)                                    --            --       (1,287)           --         (1,287)
                                                  ---       -------      -------       -------       --------

Balance at June 30, 2005                           $47       $64,685      $38,953       $  (499)      $103,186
                                                   ===       =======      =======       =======       ========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                      2005           2004
                                                                      ----           ----
                                                                        (In thousands)

Cash flows from operating activities:
  Net income                                                        $   4,867      $   4,159
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation and amortization                                       1,437          1,982
    Provision for loan and lease losses                                   654            500
    Gain on sale of investment securities                                  --           (341)
    Gain on sale of mortgage-backed securities                            (96)            --
    Income from bank-owned life insurance                                (340)          (319)
    Compensation expense from restricted stock grant                       17             18
    (Increase) decrease in:
      Accrued interest receivable                                        (501)           (40)
      Prepaid expenses and other assets                                (1,040)          (551)
    Increase (decrease) in:
      Other liabilities                                                 1,297         (1,218)
    Other, net                                                           (180)            10
                                                                    ---------      ---------
        Net cash provided by operating activities                       6,115          4,200
                                                                    ---------      ---------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                         (3,026)        (5,039)
    Commercial loans and leases                                       (43,900)       (50,361)
    Consumer loans                                                    (39,061)       (49,080)
  Purchase of:
    Investment securities available for sale                          (37,932)       (43,993)
    Mortgage-backed securities available for sale                    (100,334)       (74,545)
    Residential mortgage loans                                        (22,230)       (27,445)
    Federal Home Loan Bank of Boston stock                             (2,297)        (1,591)
  Principal payments on:
    Investment securities available for sale                            9,999         21,000
    Mortgage-backed securities available for sale                      20,692         26,923
    Residential mortgage loans                                         34,558         69,167
    Commercial loans and leases                                        12,406         12,423
    Consumer loans                                                     20,568         24,051
  Proceeds from sale of investment securities                              --          4,372
  Proceeds from sale of mortgage-backed securities                      9,359             --
  Capital expenditures for premises and equipment                      (3,836)        (1,706)
                                                                    ---------      ---------
        Net cash used by investing activities                        (145,034)       (95,824)
                                                                    ---------      ---------

Cash flows from financing activities:
  Net increase in deposits                                             53,289         76,540
  Net increase (decrease) in overnight and short-term borrowings       (1,456)         2,920
  Proceeds from long-term borrowings                                  202,750         55,155
  Repayment of long-term borrowings                                  (141,239)       (27,971)
  Proceeds from issuance of common stock                               21,573            994
  Dividends on common stock                                            (1,287)        (1,113)
                                                                    ---------      ---------
        Net cash provided by financing activities                     133,630        106,525
                                                                    ---------      ---------

  Net (decrease) increase in cash and cash equivalents                 (5,289)        14,901
  Cash and cash equivalents at beginning of period                     35,679         27,817
                                                                    ---------      ---------
  Cash and cash equivalents at end of period                        $  30,390      $  42,718
                                                                    =========      =========

Supplementary Disclosures:
  Cash paid for interest                                            $  11,453      $   8,887
  Cash paid for income taxes                                            3,337          2,840
  Non-cash transactions:
        Change in other comprehensive income, net of taxes             (1,157)        (3,505)

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

      The audited consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiary, the Bank, and its indirect subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a real estate holding company), Macrolease Corporation (an equipment leasing company) and Acorn Insurance Agency, Inc. (a licensed insurance agency). The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 46-R, "Consolidation of Variable Interest Entities - Revised" on December 31, 2003, and therefore deconsolidated its statutory trust subsidiaries as of that date. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Stock Based Compensation

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the Statement allows a company to continue to measure compensation cost for such plans using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the option is equal to the fair market value of the company's stock. The Company has elected to continue to follow the intrinsic value method; accordingly, the Company must disclose in the notes to its financial statements various information as if the fair value based method of accounting had been applied.

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

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                         ---------------------------    -------------------------
                                             2005         2004             2005         2004
                                             ----         ----             ----         ----

Net income (in thousands):
  As reported                               $2,460       $2,095           $4,867       $4,159
  Compensation cost, net of taxes (1)         (128)        (187)            (166)        (241)
                                            ------       ------           ------       ------
  Pro forma                                 $2,332       $1,908           $4,701       $3,918
                                            ======       ======           ======       ======

Earnings per common share:
  Basic:
    As reported                             $ 0.55       $ 0.53           $ 1.14       $ 1.05
    Compensation cost, net of taxes (1)      (0.03)       (0.05)           (0.04)       (0.06)
                                            ------       ------           ------       ------
    Pro forma                               $ 0.52       $ 0.48           $ 1.10       $  .99
                                            ======       ======           ======       ======
  Diluted:
    As reported                             $ 0.52       $ 0.50           $ 1.08       $  .99
    Compensation cost, net of taxes (1)      (0.03)       (0.04)           (0.03)       (0.06)
                                            ------       ------           ------       ------
    Pro forma                               $ 0.49       $ 0.46           $ 1.05       $  .93
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

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $302,000 and $218,000 for the six months ending June 30, 2005 and 2004, respectively. Accrued liabilities associated with the SERPs were $1.5 million and $1.2 million for June 30, 2005 and December 31, 2004, respectively.

(5)   Recent Developments

      During the second quarter, the Company consummated an offering of 628,418 shares of its common stock, realizing net proceeds of approximately $21.5 million. The Company also consummated its first acquisition with the purchase of substantially all of the operating assets of Macrolease International Corporation, a privately held equipment leasing company located in Long Island, New York. The Company intends to use the Macrolease platform to increase its portfolio of equipment leases and expand its product offerings to existing Bank customers. In addition, the Bank opened two new branches, one in Lincoln, next to its Operations Center and one in East Greenwich, and now has sixteen full service branches in Rhode Island.

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

      The quality of the Company's assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality."

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

      In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. It has increased efforts in the area of consumer lending and to a lesser degree, residential mortgage originations, and recently acquired the capacity to originate equipment leases.

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

      Currently, approximately 82% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 18.4% in 2004, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products.

      The future operating results of the Company will depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, while controlling the growth of its noninterest or operating expenses.

      Total assets increased $138.9 million, or 11.2%, to $ 1.4 billion at June 30, 2005 from December 31, 2004. This increase was centered in the Company's investment mortgage-backed securities and growth in commercial and
consumer loans and was funded by borrowings and deposits.   Total deposits
increased $53.3 million, or 6.1%, and was centered in certificates of deposit (up $54.6 million, or 22.0%) and demand deposits (up $19.9 million, or 11.9%) . Meanwhile, total borrowings (including wholesale repurchase agreements) increased $60.1 million, or 23.8%, as additional funding was required to support asset growth. Shareholders' equity increased from $78.9 million at December 31, 2004 to $103.2 million at June 30, 2005, and represented 7.5% of total assets. The increase in shareholders' equity reflects the issuance of common stock during the second quarter of 2005, as described under "Liquidity and Capital Resources".

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

Allowance for loan and lease losses

      Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans and leases into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and leases and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company's ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan and lease portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. Nonperforming commercial, commercial real estate and small business loans in excess of a specified dollar amount are deemed to be "impaired." The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral, the present value of expected future cash flows, and where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments. Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

      On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and generated $468,000 of additional goodwill. This goodwill will not be amortized and will be tested separately on an annual basis in accordance with the accounting rules described above.

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs") and stock in the FHLB) totaled $377.3 million, or 27.4% of total assets, at June 30, 2005, compared to $291.9 million, or 23.6% of total assets, at December 31, 2004. All $360.9 million of investment securities and MBSs at June 30, 2005 were classified as available for sale and carried a total of $766,000 in net unrealized losses at the end of the quarter. The increase in total investments of $85.4 million, or 29.3%, was the result of cash inflows being held temporarily in investments before being redeployed in the Bank's loan portfolios, as commercial and consumer loan growth was more modest during the first quarter of 2005 and spreads between residential mortgage loans and MBSs tightened. The increase in total investments also reflects leverage transactions entered into during the second quarter of 2005. These transactions will partially offset the dilution of earnings per share that will result from the issuance of additional common stock during the second quarter of 2005.

      -- Loans and Leases. Total loans and leases were $925.7 million, or 67.2% of total assets, at June 30, 2005, compared to $886.3 million, or 71.5% of total assets, at December 31, 2004. The

Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area.

      The commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $30.5 million, or 7.6%, during the first half of 2005. (The Company utilizes the term "small business loans" to describe business lending relationships of approximately $250,000 or less.) The Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in total loan commitments). Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. From time to time, the Company has purchased equipment leases from third party originators. These leases generally have maturities of five years or less and are not dependent on residual collateral values. Historically, the U.S. Government and its agencies were the principal lessees on the vast majority of these leases. The remaining lessees are generally not-for-profits or small businesses. Through its new subsidiary, Macrolease Corporation ("Macrolease"), the Bank expects to increase its portfolio of equipment leases and to expand its product offerings to existing Bank customers.

      The consumer loan portfolio increased $18.3 million, or 11.0%, during the first half of 2005. This growth was centered in home equity term loans and home equity lines of credit with maximum loan-to-values of 85%. The Company believes that these ten- and fifteen-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

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

      The residential mortgage loan portfolio decreased $9.5 million, or 3.0%, during the first half of 2005, as originations ($25.1 million) of residential mortgage loans were less than repayments ($34.6 million). At June 30, 2005, the Bank did not have any commitments to purchase residential mortgage loans within the next 60 days.

The following is a breakdown of loans and leases receivable:

                                                              (In thousands)

                                                      June 30, 2005    Dec 31, 2004
                                                      -------------    ------------

Commercial loans:
  Commercial real estate - nonowner occupied             $100,724        $ 90,716
  Commercial real estate - owner occupied                 103,364          93,027
  Commercial and industrial                                84,361          78,918
  Construction                                             34,244          32,319
  Small business                                           36,543          37,820
  Multi-family real estate                                 35,107          32,415
  Leases and other                                         39,186          37,890
                                                         --------        --------
      Subtotal                                            433,529         403,105
  Net deferred loan origination fees                         (262)           (335)
                                                         --------        --------
      Total commercial loans                             $433,267        $402,770
                                                         ========        ========

Residential mortgage loans:
  One- to four-family adjustable rate                    $198,522        $199,031
  One- to four-family fixed rate                          106,427         115,350
                                                         --------        --------
      Subtotal                                            304,949         314,381
  Premium on loans acquired                                 1,772           1,826
  Net deferred loan origination fees                          (64)            (72)
                                                         --------        --------
      Total residential mortgage loans                   $306,657        $316,135
                                                         ========        ========

Consumer loans:
  Home equity - term loans                               $120,163        $110,542
  Home equity - lines of credit                            61,726          53,551
  Automobile                                                  280             488
  Installment                                                 350             491
  Savings secured                                             358             439
  Unsecured and other                                       1,592             801
                                                         --------        --------
      Subtotal                                            184,469         166,312
  Premium on loans acquired                                     6              15
  Net deferred loan origination costs                       1,254           1,069
                                                         --------        --------
      Total consumer loans                               $185,729        $167,396
                                                         ========        ========

      Total loans receivable                             $925,653        $886,301
                                                         ========        ========

      -- Deposits and Borrowings. Total deposits increased by $53.3 million, or 6.1%, during the first half of 2005, from $880.7 million, or 71.1% of total assets, at December 31, 2004, to $934.0 million, or 67.8% of total assets, at June 30, 2005. In addition, the composition of total deposits changed during the quarter. While demand deposits (DDAs) finished the first half of 2005 up $19.9 million, or 11.9%, NOW and savings accounts experienced softness as they decreased a combined $21.2 million, or 4.6%, as consumers shifted balances to higher yielding certificates of deposit, which increased $54.6 million, or 22.0%. The Bank continues its strategy of emphasizing core deposit growth over certificate of deposit growth, but from time-to-time will promote certificates of deposit. At June 30, 2005, core deposit accounts comprised 67.5% of total deposits, compared to 71.8% of total deposits at December 31, 2004.

The following table sets forth certain information regarding deposits:

                                                      June 30, 2005                     December 31, 2004
                                          --------------------------------     --------------------------------
                                                       Percent    Weighted                  Percent    Weighted
                                                         of        Average                    of        Average
                                           Amount       Total       Rate        Amount       Total       Rate
                                           ------      -------    --------      ------      -------    --------
                                                                  (Dollars in thousands)

NOW accounts                              $ 94,826       10.2%      0.60%      $108,159       12.3%       .76%
Money market accounts                       16,038        1.7%      1.31%        16,489        1.9%      1.22%
Savings accounts                           332,450       35.6%      1.36%       339,836       38.6%      1.25%
Certificate of deposit accounts            303,095       32.4%      2.94%       248,508       28.2%      2.55%
                                          --------      -----                  --------      -----
      Total interest bearing deposits      746,409       79.9%      1.90%       712,992       81.0%      1.63%
Noninterest bearing accounts               187,554       20.1%        --        167,682       19.0%        --
                                          --------      -----                  --------      -----
      Total deposits                      $933,963      100.0%      1.52%      $880,674      100.0%      1.32%
                                          ========      =====       ====       ========      =====       ====

      FHLB borrowings and wholesale repurchase agreements increased $51.5 million, or 21.9%, during the first half of 2005. The increases were the result of the Company utilizing borrowings to partially fund asset growth. The Company, through the Bank's membership in the FHLB, has access to a variety of borrowing alternatives, and management will from time-to-time take advantage of these opportunities to fund asset growth. During the first half of 2005 the Bank also utilized wholesale repurchase agreements because of favorable spreads compared to FHLB borrowings. On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, but will continue to utilize FHLB borrowings or wholesale repurchase agreements as cashflows dictate and opportunities present themselves.

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

      -- Nonperforming Assets. At June 30, 2005, the Company had nonperforming assets of $1.3 million, which represented .09% of total assets. This compares to nonperforming assets of $733,000, or .06% of total assets, at December 31, 2004. Total nonperforming assets at June 30, 2005, consisted of nonaccrual commercial loans aggregating $1.2 million and nonaccrual residential mortgage loans aggregating $89,000. Included in nonaccrual loans were $978,000, at June 30, 2005, and $671,000, at December 31, 2004, of impaired loans. Specific reserves against these impaired loans were $28,000 and $170,000 at June 30, 2005 and December 31, 2004,
respectively. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      -- Delinquencies. At June 30, 2005, loans with an aggregate balance of $311,000 were 60 to 89 days past due, an increase of $311,000 from December 31, 2004. The majority of these loans are commercial loans.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

                                                         June 30,    December 31,
                                                           2005          2004
                                                         --------    ------------
                                                         (Dollars in thousands)

Loans accounted for on a nonaccrual basis                 $1,281        $  733
Loans past due 90 days or more, but still accruing            --            --
Impaired loans (not included in nonaccrual loans)             --            --
                                                          ------        ------
      Total nonperforming loans                            1,281           733
Other real estate owned                                       --            --
                                                          ------        ------
      Total nonperforming assets                          $1,281        $  733
                                                          ======        ======

Delinquent loans 60-89 days past due                      $  311        $   --

Nonperforming loans as a percent of total loans             0.14%         0.08%
Nonperforming assets as a percent of total assets           0.09%         0.06%
Delinquent loans 60-89 days past due as a percent
 of total loans                                             0.03%         0.00%

      -- Adversely Classified Assets. The Company's management adversely classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      At June 30, 2005, the Company had $5.3 million of assets that were classified as substandard. This compares to $5.8 million of assets that were classified as substandard at December 31, 2004. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June, 2005, included in the assets that were classified as substandard, were $4.0 million of performing loans. This compares to $5.1 million of adversely classified performing loans as of December 31, 2004. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
-----------------------------------

      During the first half of 2005, the Company made provisions to the allowance for loan and lease losses totaling $654,000 and had $1.2 million of net charge-offs, bringing the balance in the allowance to $11.4 million, compared to $11.9 million at December 31, 2004. The net charge-offs occurred during the second quarter and were caused by one asset-based credit. To resolve the credit, the Bank sold the loan to a third party at a discount, resulting in a $1.2 million charge-off. The allowance, expressed as a percentage of total loans, was 1.23% as of June 30, 2005, compared to 1.34% at the prior year end and stood at 890% of nonperforming loans at June 30, 2005, compared to 1624% of nonperforming loans at December 31, 2004.

      Assessing the adequacy of the allowance for loan and lease losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan and lease losses, as of June 30, 2005, is adequate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.1 million at June 30, 2005, compared to $2.5 million at December 31, 2004. The decline was caused primarily by the $1.2 million charge-off referenced earlier, which was taken against this non-specific allowance for loan loss.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended June 30, 2005 and 2004
-------------------------------------------------------

      -- General. The Company reported net income for the second quarter of 2005 of $2.5 million, up $365,000, or 17.4%, from the second quarter of 2004. Diluted earnings per common share were $0.52 or up 4% for the second quarter of 2005, compared to $0.50 for the second quarter of 2004. The difference between the increase in earnings and the increase in diluted earnings per share in the second quarter of 2005 is due primarily to the additional common shares issued during the quarter.

      The Company reported a return on average assets of .74% and a return on average equity of 10.09% for the 2005 period, as compared to a return on average assets of .74% and a return on average equity of 11.45% for the 2004 period.

      -- Net Interest Income. For the quarter ended June 30, 2005, net interest income was $10.8 million, compared to $9.1 million for the 2004 period. The net interest margin for the second quarter of 2005 at 3.40% was unchanged from the net interest margin for the 2004 period. The increase in net interest income of $1.7 million, or 18.2%, was primarily attributable to the continued growth of the Company. Average earning assets were $192.0 million, or 17.8%, higher, and average interest-bearing liabilities were $167.3 million, or 18.8%, higher, than the comparable period a year earlier.

      -- Interest Income. Investments. Total investment income was $3.9 million for the quarter ended June 30, 2005, compared to $2.3 million for the 2004 period. The increase in total investment income was $1.5 million, or 65.7%, and was primarily attributable to an increase in the average balance of total investments. The average balance increased $114.7 million, or 47.5%, from the second quarter of 2004 to the second quarter of 2005. The Company's investments act as a counterbalance to loan and deposits flows, and in times such as this past quarter, increase to absorb available
cash flows.   In addition, the Company  embarked on a leverage program
during the second quarter of 2005, to partially offset the dilution of earnings per share caused by the issuance of additional common stock during
that quarter.    The majority of the Company's investments are comprised of
U.S. Agency securities and MBSs with repricing periods or expected remaining maturities of less than five years.

      -- Interest Income. Loans and Leases. Interest from loans was $13.2 million for the three months ended June 30, 2005, and represented a yield on total loans of 5.80%. This compares to $11.5 million of interest, and a yield of 5.51%, for the second quarter of 2004. Interest from commercial loans and leases increased $1.1 million, or 20.0%, and interest from consumer and other loans increased $819,000, or 52.8%, as average balances and average yields increased during the past year. The average balance of the various components of the loan portfolio changed from the second quarter of 2004 as follows: commercial loans and leases increased $56.2 million, or 15.6%, and consumer and other loans increased $48.7 million, or 37.4%, while residential mortgage loans decreased $27.5 million, or 7.9%. Rising short-term interest rates, along with a flattening of the yield curve, affected yields on the various loan portfolios. Changes from the second quarter of 2004 are as follows: commercial loans and leases increased 22 basis points, to 6.57%, and consumer and other loans increased 52 basis points, to 5.31%, while residential mortgage loans increased 15 basis points, to 5.06%.

      -- Interest Expense. Interest paid on deposits and borrowings increased $1.6 million, or 34.4%, to $6.3 million for the three months ended June 30, 2005, from $4.7 million for the same period during 2004. The average balance of total interest-bearing liabilities increased $167.3 million, from $888.4 million in the second quarter of 2004 to $1.1 billion in the second quarter of 2005, as savings account average balances increased $18.6 million, or 6.0%, certificate of deposit ("CD") accounts increased $73.4 million, or 33.1%, and FHLB borrowings and wholesale repurchase agreements increased $101.6 million, or 58.2%. The overall average cost for interest-bearing liabilities increased 24 basis points to 2.36% for the second quarter of 2005, compared to 2.12% for the second quarter of 2004. Customer demand for higher cost CDs and the longer-term funding required for the leverage program were the main drivers of this increase. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan and Lease Losses. The provision for loan and lease losses was $354,000 for the quarter ended June 30, 2005 as compared to $200,000 for the second quarter of 2004. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Additions to the allowance for loan and lease losses during the second quarter of 2005 were primarily in response to changes in the mix of loans and concern for general economic conditions. During the quarter, there were $31,000 of loan recoveries and $1.2 million of charge-offs. The charge-off was related to a single asset-based credit as referenced earlier. The allowance expressed as a percentage of total loans was 1.23% at June 30, 2005, compared to 1.34% at December 31, 2004. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan and lease losses in future periods.
Also see discussion under "Allowance for Loan and Lease Losses."

      -- Noninterest Income. Total noninterest income increased $239,000, or 10.8%, to $2.4 million for the second quarter of 2005, from $2.2 million for the second quarter of 2004. Service charges on deposit accounts, which continue to represent the largest source of noninterest income for the Company, decreased $54,000 or 4.5% to $1.2 million for three months ended
June 30, 2005 from $1.2 million for the same period in 2004.    Commissions
on nondeposit investment products also declined $70,000, or 26.1%, as the level of commissions being paid on such products declined. On the positive side, Loan related fees were up $60,000 or 62.5% and Other Income was up $290,000 or 92.1% primarily from commissions generated from the sales of historic tax credits.

      -- Noninterest Expense. Noninterest expenses for the second quarter of 2005 increased a total of $1.1 million, or 14.3%, to $9.1 million from $8.0 million in 2004. This increase occurred primarily from higher operating costs resulting from the continued growth of the Company and was centered in the following areas: Salaries and employee benefits (up $719,000, or 17.4%) and Professional services (up $166,000, or 46.5%). In addition to incurring increased operating costs as a result of the continuing growth in loans, deposits and branches, the 2005 period includes the cost of partially outsourcing internal audit activity, continuing outside accounting fees in connection with ongoing compliance with Sarbanes-Oxley Section 404 and consulting and legal costs. Meanwhile, the Company's overall efficiency ratio improved to 69.05% in 2005, from 70.51% in the 2004 period.

      -- Income Tax Expense. Income tax expense of $1.3 million was recorded for the three months ended June 30, 2005, compared to $1.0 million for the same period during 2004. This represented total effective tax rates of 34.2% and 33.2%, respectively. Tax-favored income from Bank-owned life insurance (BOLI), along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

Comparison of Six Months Ended June 30, 2005 and 2004
-----------------------------------------------------

      -- General. Net income for the first half of 2005, increased $708,000, or 17.0%, to $4.9 million, or $1.08 per diluted common share, from $4.2 million, or $0.99 per diluted common share, for the first half of 2004.

      This performance represented a return on average assets of 0.76% and a return on average equity of 11.09% for the 2005 period, as compared to a return on average assets of 0.74% and a return on average equity of 11.36% for the 2004 period.

      -- Net Interest Income. For the six months ended June 30, 2005, net interest income was $21.1 million, compared to $18.1 million for the first half of 2004. The net interest margin for the first six months of 2005 was 3.46% compared to a net interest margin of 3.41% for the 2004 period. The increase in net interest income of $3.1 million, or 17.1%, was primarily attributable to the overall growth of the Company. Average earning assets increased $168.9 million, or 15.9%, and average interest-bearing liabilities increased $150.2 million, or 17.1%, over the comparable period a year earlier. The increase of 5 basis points in the net interest margin primarily resulted from earning asset yields increasing in response to rising short-term rates in the investment and loan portfolios.

Increases in asset yields were largely offset by the increase in deposit and borrowing expenses resulting from rising short-term rates and customer migration from lower cost core deposits to higher cost CDs.

      -- Interest Income. Investments. Total investment income was $7.1 million for the six months ended June 30, 2005, compared to $4.6 million for the first half of 2004. This increase in total investment income of $2.5 million, or 53.2%, was primarily attributable to a $99.7 million, or 42.8%, increase in the average balances coupled with a 29 basis point increase in the overall yield on investments, from 3.97% in 2004, to 4.26% in 2005.

      -- Interest Income. Loans and Leases. Interest from loans was $25.7 million for the six months ended June 30, 2005, and represented a yield on total loans of 5.75%. This compares to $22.8 million of interest, and a yield of 5.51%, for the first half of 2004. Increased interest income resulting from growth in the average balance of loans of $69.3 million, or 8.3%. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $50.8 million, or 16.5%; residential mortgage loans decreased $39.7 million, or 11.2%; and consumer and other loans increased $51.0 million, or 41.0%. The average yield on the various components of the loan portfolio changed as follows: commercial loans increased 28 basis points, to 6.50%; residential mortgage loans increased 4 basis points, to 5.08%; and consumer and other loans increased
43 basis points, to 5.24%.   The Company has continued to concentrate its
origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Bank can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings increased $2.3 million, or 24.6%, to $11.7 million for the six months ended June 30, 2005, compared to $9.4 million for the same period during 2004.
The increase in total interest expense was attributable to both higher rates
and growth in average deposit and borrowing balances.   The overall average
cost for interest-bearing liabilities increased 14 basis points from 2.15% for the first half of 2004, to 2.29% for the first half of 2005. Increases in short-term rates and the consumers' preference for higher yielding CDs impacted the overall cost of deposits. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. The average balance of interest-bearing liabilities increased $150.2 million, or 17.1%, from $877.9 million in 2004, to $1.0 billion in 2005. The Company experienced growth in Savings account balances which were up $29.8 million or 9.9%. This growth was off set by the decline in NOW account balances of $29.9 million or 22.9%. In addition, the Company increased its utilization of FHLB borrowings (balance up $77.0 million, or 44.3%) and wholesale repurchase agreements (up $6.6 million, or 16.6%) compared to the first half of 2004.

      -- Provision for Loan Losses. The provision for loan losses was $654,000 for the six months ended June 30, 2005, compared to $500,000 for the same period last year. The allowance, expressed as a percentage of total loans, was 1.23% as of June 30, 2005, compared to 1.34% at the prior year-end and stood at 890% of nonperforming loans at June 30, 2005, compared to 1624% of nonperforming loans at December 31, 2004. Total nonperforming loans increased from $733,000 at the end of last year, to $1.3 million on June 30, 2005. Net charge-offs for the six month period ending June 30, 2005 were $1.2 million, compared to $103,000 for the six month period ended June 30, 2004. The increase in the 2005 charge-offs reflects the asset-based credit referenced earlier.

Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan and Lease Losses."

      -- Noninterest Income. Total noninterest income increased $316,000, or 7.5%, from $4.2 million for the first half of 2004, to $4.5 million for the first six months of 2005. Service charges on deposit accounts, which continue to represent the largest source of noninterest income for the Company, increased $17,000, or 0.8%. Commissions on nondeposit investment products decreased $48,000, or 10.8%, as the level of commissions being paid on such products declined. BOLI income increased by $21,000, or 6.6%. and Loan fees increase $234,000, or 214%. Commissions on loans originated by others increased $46,000, or 215%, as the Company experienced an increase in residential loan and lease sales. Other income increased $291,000, or 45.8%, primarily from commissions generated from sales of historic tax credits. The Company realized $245,000, or 71.8%, less in Gain on sale of investment securities and MBSs.

      -- Noninterest Expense. Noninterest expenses for the first half of 2005 increased by $2.1 million, or 13.4%, to $17.6 million. This increase occurred primarily as a result of the continued overall growth of the Company and was centered in the following areas: Salaries and employee benefits (up $1.4 million, or 18.1%), Occupancy and Equipment (up $192,000, or 9.1%), Professional services (up $369,000, or 57.5%) and Other expenses (up $137,000, or 3.2%). The increase in Professional services was related to consulting fees paid in connection with sales of Rhode Island historic tax credits, increased legal expenses and expenses related to the outsourcing of residential loan processing. These increases were partially offset by a decline in Loan servicing (down $65,000, or 12.2%). The Company's efficiency ratio improved to 68.73% for the 2005 period, from 69.89% for the 2004 period.

      -- Income Tax Expense. The Company recorded income tax expense of $2.5 million for the first half of 2005, compared to $2.0 million for the same period during 2004. This represented total effective tax rates of 34.0% and 32.9%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 40.9% combined statutory federal and state tax rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

      The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company's ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of securities from the available for sale portfolio. Management believes that these sources are sufficient to fund the Bank's lending and investment activities. In June 2005, the Company contributed $5 million of capital to the Bank to support continued asset growth.

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At June 30, 2005, overnight investments, investment securities and MBSs available for sale amounted to $361.8 million, or 26.3% of total assets. This compares to $278.6 million, or 22.5% of total assets at December 31, 2004. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at June 30, 2005 was $103.2 million, as compared to $78.9 million at December 31, 2004. This increase of $24.3 million was primarily attributable to $21.5 million of net proceeds from the common stock offering consummated in the second quarter of 2005 and net income for the first half of 2005 of $4.9 million, partially offset by a decrease in accumulated other comprehensive income of $1.2 million (attributable to increases in unrealized losses on investments and MBSs) and dividends of $1.3 million.

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

      As of June 30, 2005, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      On February 23, 2005, the Company filed a registration statement on Form S-3 with the SEC with respect to a proposed offering of 550,000 shares of common stock. The underwriters of the offering were also granted a 30-day option to purchase up to an additional 82,500 shares of common stock to cover any over-allotments. On April 12, 2005, the SEC declared the Company's registration statement effective and on April 18, 2005 the Company issued 550,000 shares of common stock for net proceeds (after underwriting discounts and commissions and expenses) of approximately $18.7 million. The underwriters exercised their over-allotment option to purchase an additional 78,418 shares and on May 16, 2005, the Company issued 78,418 shares of common stock for net proceeds (after underwriting discounts and commissions) of approximately $2.7 million. The Company intends to retain the net proceeds from this offering at the Company level for general business purposes and working capital and to downstream such proceeds to the Bank as necessary to provide regulatory capital to support asset growth and continued expansion of the Bank's business, including the addition of branches. The proceeds from this offering should enable the Company and the Bank to maintain their status as well-capitalized institutions as they execute their growth strategies.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:

                                                                      Minimum Required        Minimum Required
                                                                         For Capital          To Be Considered
                                                    Actual            Adequacy Purposes      "Well Capitalized"
                                             ------------------      ------------------     -------------------
                                              Amount      Ratio       Amount      Ratio      Amount      Ratio
                                              ------      -----       ------      -----      ------      -----

At June 30, 2005:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $110,450      8.29%     $39,970      3.00%     $66,616      5.00%
Tier I capital (to risk weighted assets)      110,450     12.80%      34,516      4.00%      51,773      6.00%
Total capital (to risk weighted assets)       121,236     14.05%      69,031      8.00%      86,289     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $ 90,188      6.80%     $39,789      3.00%     $66,315      5.00%
Tier I capital (to risk weighted assets)       90,188     10.46%      34,489      4.00%      51,733      6.00%
Total capital (to risk weighted assets)       100,974     11.71%      68,983      8.00%      86,229     10.00%

At December 31, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)           $ 85,386      7.06%     $36,280      3.00%     $60,466      5.00%
Tier I capital (to risk weighted assets)       85,386     10.01%      34,112      4.00%      51,168      6.00%
Total capital (to risk weighted assets)        96,055     11.26%      68,225      8.00%      85,281     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)           $ 81,928      6.78%     $36,263      3.00%     $60,438      5.00%
Tier I capital (to risk weighted assets)       81,928      9.61%      34,091      4.00%      51,137      6.00%
Total capital (to risk weighted assets)        92,597     10.86%      68,182      8.00%      85,228     10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of June 30, 2005, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2005:

                                          Estimated Exposure
                                        to Net Interest Income
                                        ----------------------
                                        Dollar         Percent
                                        Change         Change
                                        ------         -------
                                        (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                     $    94         0.22%
Down 200 basis points                        96         0.22%

Subsequent Twelve Month Period:

Up 200 basis points                     $(1,058)       (2.52%)
Down 200 basis points                      (801)       (1.91%)

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2005, the Company's one year cumulative gap was a negative $18.0 million, or 1.3% of total assets.

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

      There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation and increasing system security, in connection with the Company's ongoing efforts to meet the requirements of Sarbanes-Oxley Section 404 . Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company's auditors. The Company's is currently expanding its controls over financial reporting to its new subsidiary, Macrolease, to meet Sarbanes-Oxley Section 404 requirements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On May 13, 2005, Macrolease, a newly-formed, wholly-owned subsidiary of the Bank, purchased substantially all of the operating assets of Macrolease International Corporation, a New York corporation (the "Seller"), pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the "Agreement"). Concurrent with the closing of the transaction, the Seller changed its name to DWW Leasing Corp. Under the terms of the Agreement, the maximum aggregate purchase price for the assets acquired is $1.9 million to be paid in shares of the Company's common stock, $.01 par value. At the closing on May 13, 2005, the Company issued 6,780 shares of its common stock to the Seller, which shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 44,572 shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals over a three-year period and pursuant to an earn-out over five years. On June 27, 2005, the Company filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller pursuant to the agreement, which registration statement was declared effective on July 12, 2005.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            No defaults upon senior securities have taken place.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

            At the Annual Meeting of Shareholders held May 18, 2005, holders of common stock elected the Board's nominees to the Board of Directors and ratified the appointment of independent auditors.

            The vote for Class III director nominees with terms expiring in 2008 was:

                                               FOR         WITHHELD
                                               ---         --------
               CLASS III DIRECTORS:

               Anthony F. Andrade           3,565,568       12,101
               Malcolm G. Chace             3,567,768        9,901
               Ernest J. Chornyei, Jr.      3,565,568       12,101
               Edward J. Mack II            3,430,853      146,816
               Merrill W. Sherman           3,568,129        9,540

            The vote for ratifying the appointment of KPMG LLP as independent auditors for the Company was:

                  FOR              AGAINST         ABSTAIN
               3,571,132            6,424            113

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


                                          Bancorp Rhode Island, Inc.


August 5, 2005                            /s/  Merrill W. Sherman
--------------                            -----------------------
    (Date)                                Merrill W. Sherman
                                          President and
                                          Chief Executive Officer


August 5, 2005                            /s/  Linda H. Simmons
--------------                            ---------------------
    (Date)                                Linda H. Simmons
                                          Chief Financial Officer
                                          and Treasurer