Form 10-Q
period 2005-09-30
BANCORP RHODE ISLAND INC
filed 2005-11-04
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


                                  FORM 10-Q


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                    For quarter ended: September 30, 2005


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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  (X)    No
                                                       ---        ---

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes  (X)    No
                                                        ---        ---

      Indicate by check mark whether the Registrant is shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes         No  (X)
                                                    ---        ---

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 3, 2005:
                               ----------------

      Common Stock - Par Value $0.01                  4,718,476 shares
      ------------------------------                  ----------------
                  (class)                               (outstanding)

                         BANCORP RHODE ISLAND, INC.

                                  FORM 10-Q

                                    INDEX

                                                                 PAGE NUMBER
                                                                 -----------

          Cover Page                                                  1

          Index                                                       2

                       PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

                Consolidated Balance Sheets                           3

                Consolidated Statements of Operations                 4

                Consolidated Statements of Changes in
                   Shareholders' Equity                               5

                Consolidated Statements of Cash Flows                 6

                Notes to Consolidated Financial Statements          7 - 9

Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations         10 - 24

Item 3    Quantitative and Qualitative Disclosures About
             Market Risk                                           25 - 26

Item 4    Controls and Procedures                                    26

                         PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                          27

Item 2    Unregistered Sales of Equity Securities
             and Use of Proceeds                                     27

Item 3    Default upon Senior Securities                             27

Item 4    Submission of Matters to a Vote of Security Holders        27

Item 5    Other Information                                          27

Item 6    Exhibits                                                   27

          Signature Page                                             28

                         BANCORP RHODE ISLAND, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                    September 30,    December 31,
                                                                         2005            2004
                                                                    -------------    ------------
                                                                            (In thousands)

ASSETS:
Cash and due from banks                                              $   29,019       $   21,585
Overnight investments                                                     8,954           14,094
                                                                     ----------       ----------
      Total cash and cash equivalents                                    37,973           35,679
Investment securities available for sale (amortized cost of
 $141,363 and $103,953 at September 30, 2005 and December 31,
 2004, respectively)                                                    139,593          104,600
Mortgage-backed securities available for sale (amortized cost of $237,791 and $159,581 at September 30, 2005 and December 31,
 2004, respectively)                                                    235,573          159,946
Stock in Federal Home Loan Bank of Boston                                15,625           13,229
Loans and leases receivable:
  Commercial loans and leases                                           439,293          402,770
  Residential mortgage loans                                            302,323          316,135
  Consumer and other loans                                              199,915          167,396
                                                                     ----------       ----------
      Total loans and leases receivable                                 941,531          886,301
  Less allowance for loan and lease losses                              (11,758)         (11,906)
                                                                     ----------       ----------
      Net loans and leases receivable                                   929,773          874,395
Premises and equipment, net                                              14,820           11,857
Goodwill                                                                 11,262           10,766
Accrued interest receivable                                               6,457            5,666
Investment in bank-owned life insurance                                  18,642           18,132
Prepaid expenses and other assets                                         7,533            4,799
                                                                     ----------       ----------
      Total assets                                                   $1,417,251       $1,239,069
                                                                     ==========       ==========

LIABILITIES:
Deposits:
  Demand deposit accounts                                            $  175,682       $  167,682
  NOW accounts                                                           90,635          108,159
  Money market accounts                                                  18,702           16,489
  Savings accounts                                                      349,388          339,836
  Certificate of deposit accounts                                       327,092          248,508
                                                                     ----------       ----------
      Total deposits                                                    961,499          880,674
Overnight and short-term borrowings                                      24,436           18,050
Wholesale repurchase agreements                                          10,000               --
Federal Home Loan Bank of Boston borrowings                             290,539          234,778
Subordinated deferrable interest debentures                              18,558           18,558
Other liabilities                                                         8,533            8,086
                                                                     ----------       ----------
      Total liabilities                                               1,313,565        1,160,146
                                                                     ----------       ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized
 1,000,000 shares:
  Issued and outstanding: none                                               --               --
Common stock, par value $0.01 per share, authorized
 11,000,000 shares:
  Issued and outstanding 4,707,252 shares and 4,010,554 shares,
   respectively                                                              47               40
Additional paid-in capital                                               65,517           42,852
Retained earnings                                                        40,714           35,373
Accumulated other comprehensive (loss) income, net                       (2,592)             658
                                                                     ----------       ----------
      Total shareholders' equity                                        103,686           78,923
                                                                     ----------       ----------
      Total liabilities and shareholders' equity                     $1,417,251       $1,239,069
                                                                     ==========       ==========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      ------------------------    ------------------------
                                                         2005          2004          2005          2004
                                                              (In thousands, except per share data)

Interest and dividend income:
  Commercial loans and leases                         $    7,295    $    5,891    $   20,471    $   16,770
  Residential mortgage loans                               3,772         4,081        11,767        13,018
  Consumer and other loans                                 2,648         1,882         7,205         4,863
  Mortgage-backed securities                               2,541         1,714         6,632         4,046
  Investment securities                                    1,386         1,240         3,996         3,355
  Overnight investments                                       52            17           152            82
  Federal Home Loan Bank of Boston stock dividends           168            85           452           197
                                                      ----------    ----------    ----------    ----------
      Total interest and dividend income                  17,862        14,910        50,675        42,331
                                                      ----------    ----------    ----------    ----------
Interest expense:
  NOW accounts                                               138           272           469           961
  Money market accounts                                       65            55           178           160
  Savings accounts                                         1,287         1,088         3,371         2,826
  Certificate of deposit accounts                          2,388         1,411         6,187         4,176
  Overnight and short-term borrowings                        171            38           419           104
  Wholesale repurchase agreements                             51            --           151            --
  Federal Home Loan Bank of Boston borrowings              2,671         1,924         7,058         5,449
  Subordinated deferrable interest debentures                324           276           934           756
                                                      ----------    ----------    ----------    ----------
      Total interest expense                               7,095         5,064        18,767        14,432
                                                      ----------    ----------    ----------    ----------
      Net interest income                                 10,767         9,846        31,908        27,899
Provision for loan and lease losses                          410           200         1,064           700
                                                      ----------    ----------    ----------    ----------
      Net interest income after provision for
       loan and lease losses loan losses                  10,357         9,646        30,844        27,199
                                                      ----------    ----------    ----------    ----------
Noninterest income:
  Service charges on deposit accounts                      1,176         1,156         3,411         3,374
  Commissions on nondeposit investment products              324           312           722           758
  Income from bank-owned life insurance                      169           159           509           478
  Loan related fees                                          368           104           807           309
  Commissions on loans originated for others                  45            12           131            52
  Gain (loss) on sale of investment securities                --            (9)           --           332
  Gain on sale of mortgage-backed securities                  85            --           181            --
  Other income                                               414           303         1,340           938
                                                      ----------    ----------    ----------    ----------
      Total noninterest income                             2,581         2,037         7,101         6,241
                                                      ----------    ----------    ----------    ----------
Noninterest expense:
  Salaries and employee benefits                           5,013         4,566        14,484        12,588
  Occupancy                                                  795           675         2,298         2,007
  Equipment                                                  386           409         1,195         1,197
  Data processing                                            616           664         2,113         2,056
  Marketing                                                  397           270         1,187         1,045
  Professional services                                      474           512         1,485         1,154
  Loan servicing                                             243           239           709           770
  Loan workout and other real estate owned expense            64             8            98            78
  Other expenses                                           1,173         1,038         3,229         3,041
                                                      ----------    ----------    ----------    ----------
      Total noninterest expense                            9,161         8,381        26,798        23,936
                                                      ----------    ----------    ----------    ----------
      Income before income taxes                           3,777         3,302        11,147         9,504
Income tax expense                                         1,310         1,124         3,813         3,167
                                                      ----------    ----------    ----------    ----------
        Net income                                    $    2,467    $    2,178    $    7,334    $    6,337
                                                      ==========    ==========    ==========    ==========

Per share data:
  Basic earnings per common share                     $     0.53    $     0.55    $     1.67    $     1.60
  Diluted earnings per common share                   $     0.50    $     0.52    $     1.58    $     1.50

  Average common shares outstanding - basic            4,682,357     3,988,311     4,399,995     3,967,168
  Average common shares outstanding - diluted          4,892,262     4,228,666     4,628,975     4,212,009

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
         Consolidated Statements of Changes in Shareholders' Equity
                                 (Unaudited)


                                                                           Accumulated
                                                                              Other
                                                                             Compre-
                                                 Additional                  hensive
                                       Common      Paid-in     Retained       Income
Nine months ended September 30,        Stock       Capital     Earnings    (Loss), Net     Total
                                       ------    ----------    --------    -----------     -----
                                                             (In thousands)

2004
----
Balance at December 31, 2003             $39       $41,439     $29,074       $ 1,555      $ 72,107
  Net income                              --            --       6,337            --         6,337
  Other comprehensive income,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $127                                                       (246)         (246)
    Reclassification adjustment,
     net of taxes of $113                                                       (219)         (219)
                                                                                          --------
  Comprehensive income                                                                       5,872

  Exercise of stock options               --           478          --            --           478
  Exercise of stock warrants               1           699          --            --           700
  Common stock issued for incentive
   stock award, net                       --            26          --            --            26
  Dividends on common stock ($ 0.44
   per common share)                      --            --      (1,713)           --        (1,713)
                                         ---       -------     -------       -------      --------
Balance at September 30, 2004            $40       $42,642     $33,698       $ 1,090      $ 77,470
                                         ===       =======     =======       =======      ========

2005
----
Balance at December 31, 2004             $40       $42,852     $35,373       $   658      $ 78,923
  Net income                              --            --       7,334            --         7,334
  Other comprehensive income,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $1,624                                                   (3,132)       (3,132)
    Reclassification adjustment,
     net of taxes of $63                                                        (118)         (118)
                                                                                          --------
  Comprehensive loss                                                                         4,084

  Proceeds from stock offering             7        21,450          --            --        21,457
  Acquisition of Macrolease               --           250          --            --           250
  Exercise of stock options               --           941          --            --           941
  Common stock issued for incentive
   stock award, net                       --            24          --            --            24
  Dividends on common stock ($ 0.45
   per common share)                      --            --      (1,993)           --        (1,993)
                                         ---       -------     -------       -------      --------
Balance at September 30, 2005            $47       $65,517     $40,714       $(2,592)     $103,686
                                         ===       =======     =======       =======      ========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2005          2004
                                                                       ----          ----
                                                                         (In thousands)

Cash flows from operating activities:
  Net income                                                        $   7,334     $   6,337
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation and amortization                                       2,169         2,840
    Provision for loan and lease losses                                 1,064           700
    Gain on sale of investment securities                                  --          (332)
    Gain on sale of mortgage-backed securities                           (181)           --
    Income from bank-owned life insurance                                (509)         (478)
    Compensation expense from restricted stock grant                       24            26
    (Increase) decrease in:
      Accrued interest receivable                                        (791)          (90)
      Prepaid expenses and other assets                                  (737)         (533)
    Increase (decrease) in:
      Other liabilities                                                   447          (132)
    Other, net                                                           (192)           21
                                                                    ---------     ---------
      Net cash provided by operating activities                         8,628         8,359
                                                                    ---------     ---------

Cash flows from investing activities:
  Origination of:
    Residential mortgage loans                                         (3,252)       (7,429)
    Commercial loans and leases                                       (80,215)      (82,835)
    Consumer loans                                                    (64,017)      (75,437)
  Purchase of:
    Investment securities available for sale                          (51,520)      (48,993)
    Mortgage-backed securities available for sale                    (128,341)      (88,660)
    Residential mortgage loans                                        (36,981)      (37,494)
    Federal Home Loan Bank of Boston stock                             (2,396)       (2,311)
  Principal payments on:
    Investment securities available for sale                           13,999        31,000
    Mortgage-backed securities available for sale                      36,410        37,509
    Residential mortgage loans                                         53,483        93,898
    Commercial loans and leases                                        42,863        23,138
    Consumer loans                                                     31,237        30,623
  Proceeds from sale of investment securities                              --         8,428
  Proceeds from sale of mortgage-backed securities                     13,754            --
  Capital expenditures for premises and equipment                      (4,735)       (1,861)
                                                                    ---------     ---------
      Net cash used by investing activities                          (179,711)     (120,424)
                                                                    ---------     ---------

Cash flows from financing activities:
  Net increase in deposits                                             80,825        74,765
  Net increase (decrease) in overnight and short-term borrowings        6,386        (2,221)
  Proceeds from long-term borrowings                                  258,908       119,155
  Repayment of long-term borrowings                                  (193,147)      (79,970)
  Proceeds from issuance of common stock                               22,398         1,178
  Dividends on common stock                                            (1,993)       (1,713)
                                                                    ---------     ---------
      Net cash provided by financing activities                       173,377       111,194
                                                                    ---------     ---------

  Net increase (decrease) in cash and cash equivalents                  2,294          (871)
  Cash and cash equivalents at beginning of period                     35,679        27,817
                                                                    ---------     ---------
  Cash and cash equivalents at end of period                        $  37,973     $  26,946
                                                                    =========     =========

Supplementary Disclosures:
  Cash paid for interest                                            $  18,427     $  14,074
  Cash paid for income taxes                                            4,577         3,777
  Non-cash transactions:
    Acquisition of Macrolease                                             250            --
    Transfer to OREO                                                      247            --
    Change in other comprehensive income, net of taxes                 (3,250)         (465)

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

      The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:


                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           ------------------     -----------------
                                            2005        2004       2005       2004
                                            ----        ----       ----       ----

Net income (in thousands):
  As reported                              $2,467      $2,178     $7,334     $6,337
  Compensation cost, net of taxes (1)        (101)       (142)      (267)      (383)
                                           ------      ------     ------     ------
  Pro forma                                $2,366      $2,036     $7,067     $5,954
                                           ======      ======     ======     ======

Earnings per common share:
  Basic:
    As reported                            $ 0.53      $ 0.55     $ 1.67     $ 1.60
    Compensation cost, net of taxes (1)     (0.02)      (0.04)     (0.06)     (0.10)
                                           ------      ------     ------     ------
    Pro forma                              $ 0.51      $ 0.51     $ 1.61     $ 1.50
                                           ======      ======     ======     ======
  Diluted:
    As reported                            $ 0.50      $ 0.52     $ 1.58     $ 1.50
    Compensation cost, net of taxes (1)     (0.02)      (0.03)     (0.06)     (0.09)
                                           ------      ------     ------     ------
     Pro forma                             $ 0.48      $ 0.49     $ 1.52     $ 1.41
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

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $466,000 and $330,000 for the nine months ending September 30, 2005 and 2004, respectively. Accrued liabilities associated with the SERPs were $1.7 million and $1.2 million for September 30, 2005 and December 31, 2004, respectively.

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

OVERVIEW
--------

      The Company's operating results depend on a number of factors including its "net interest income" and the quality of its assets.

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

      The quality of the Company's assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to probable losses inherent in the portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality."

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

      In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. The Company has increased efforts in the area of consumer lending and to a lesser degree, residential mortgage originations, and recently acquired the capacity to originate equipment leases.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of 85% (based upon June 2005 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank's primary marketplace. Competition for loans and deposits has intensified during the past year. Institutions in the market have increased their advertising and promotional product offerings, spurred on by the various new entrants into the market.

      For the nine months ended September 30, 2005, approximately 81.8% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In an effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income, primarily fees and charges for products and services it offers. The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 18.4% in 2004, by emphasizing core deposit growth which generates increased service charges, and by introducing additional financial services, such as nondeposit investment products. Recently, the Company has seen growth in the area of commissions on loans and leases originated for third parties.

      The future operating results of the Company will depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, and controlling the growth of its noninterest or operating expenses.

      Total assets increased $178.2 million, or 14.4%, to $1.4 billion at September 30, 2005 from December 31, 2004. This increase was centered in the Company's investment portfolio and commercial and consumer loans, with the growth primarily funded by deposits and borrowings. Total deposits increased $80.8 million or 9.2%. The increase was largely centered in certificates of deposit (up $78.6 million, or 31.6%), as consumers have indicated a preference for higher yielding term deposit products in this rate environment. Core deposit accounts remained relatively constant with prior year-end levels, growing by $2.2 million, or 0.35%. Meanwhile, total borrowings (including wholesale repurchase agreements) increased $72.1 million, or 26.6%, as additional funding was required to support asset growth. Shareholders' equity increased from $78.9 million at December 31, 2004 to $103.7 million at September 30, 2005, and represented 7.3% of total assets. The increase in shareholders' equity reflects the issuance of common stock during the second quarter of 2005, as described under "Liquidity and Capital Resources".

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

FINANCIAL CONDITION
-------------------

      -- Investments. Total investments (consisting of overnight investments, investment securities, mortgage-backed securities ("MBSs") and stock in the FHLB) totaled $399.7 million, or 28.2% of total assets, at September 30, 2005, compared to $291.9 million, or 23.6% of total assets, at December 31, 2004. Total investments increased by $107.8 million or 36.9%. All $375.2 million of investment securities and MBSs at September 30, 2005 were classified as available for sale and carried a total of $4.0 million in net unrealized losses at the end of the quarter. The increase in total investments reflects the leverage transactions entered into during the second and third quarters of 2005. These transactions were undertaken to partially offset the dilution in earnings per share resulting from the issuance of additional common stock during the second quarter of 2005. The increase in total investments also reflects cash flows being held in investments before being redeployed in the Bank's loan portfolio and the fact that market conditions made purchases of MBSs generally more attractive than purchases of residential whole mortgage loans.

      -- Loans and Leases. Total loans and leases were $941.5 million, or 66.4% of total assets, at September 30, 2005, compared to $886.3 million, or 71.5% of total assets, at December 31, 2004. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area.

      The commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $36.5 million, or 9.1%, during the first nine months of 2005. The primary drivers of this growth were in the commercial real estate and construction lending areas. (The Company utilizes the term "small business loans" to describe business lending relationships of approximately $250,000 or less.) The Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in total loan commitments). Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. From time to time, the Company has purchased equipment leases from third party originators. These leases generally have maturities of five years or less and are not dependent on residual collateral values. Historically, the U.S. Government and its agencies were the principal lessees on the vast majority of these leases. The remaining lessees are generally not-for-profits or small businesses. Through its new subsidiary, Macrolease Corporation ("Macrolease"), the Bank expects to increase its portfolio of equipment leases and to expand its product offerings to existing Bank customers.

      The consumer loan portfolio increased $32.5 million, or 19.4%, during the first nine months of 2005. This growth was centered in home equity term loans and home equity lines of credit with maximum loan-to-values of 85%. The Company believes that these ten- and fifteen-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

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

      The residential mortgage loan portfolio decreased $13.8 million, or 4.4%, during the first nine months of 2005, as originations ($39.6 million) of residential mortgage loans were less than repayments ($53.4 million). At September 30, 2005, the Bank had commitments to purchase residential mortgage loans of $10 million within the next 60 days.

      The following is a breakdown of loans and leases receivable:


                                                             (In thousands)
                                                September 30, 2005    December 31, 2004
                                                ------------------    -----------------

Commercial loans:
  Commercial real estate - nonowner occupied         $ 99,666             $ 90,716
  Commercial real estate - owner occupied             108,398               93,027
  Commercial and industrial                            78,561               78,918
  Construction                                         40,833               32,319
  Small business                                       36,226               37,820
  Multi-family real estate                             34,501               32,415
  Leases and other                                     41,321               37,890
                                                     --------             --------
      Subtotal                                        439,506              403,105
  Net deferred loan origination fees                     (213)                (335)
                                                     --------             --------
      Total commercial loans                         $439,293             $402,770
                                                     ========             ========

Residential mortgage loans:
  One- to four-family adjustable rate                $198,962             $199,031
  One- to four-family fixed rate                      101,472              115,350
                                                     --------             --------
      Subtotal                                        300,434              314,381
  Premium on loans acquired                             1,952                1,826
  Net deferred loan origination fees                      (63)                 (72)
                                                     --------             --------
      Total residential mortgage loans               $302,323             $316,135
                                                     ========             ========

Consumer loans:
  Home equity - term loans                           $129,783             $110,542
  Home equity - lines of credit                        67,086               53,551
  Automobile                                              218                  488
  Installment                                             356                  491
  Savings secured                                         368                  439
  Unsecured and other                                     722                  801
                                                     --------             --------
      Subtotal                                        198,533              166,312
  Premium on loans acquired                                 4                   15
  Net deferred loan origination costs                   1,378                1,069
                                                     --------             --------
      Total consumer loans                           $199,915             $167,396
                                                     ========             ========
      Total loans receivable                         $941,531             $886,301
                                                     ========             ========

      -- Deposits and Borrowings. Total deposits increased by $80.8 million, or 9.2%, during the first nine months of 2005, from $880.7 million, or 71.1% of total assets, at December 31, 2004, to $961.5 million, or 67.8% of total assets, at September 30, 2005. In addition, the composition of total deposits changed during the quarter. Although the Bank continues its strategy of emphasizing core deposits over certificates of deposit, consumer demand for certificates of deposit outpaced growth in core deposits during the first nine months of 2005. As a result, the Bank experienced growth in certificates of deposit, up $78.6 million, or 31.6%, whereas demand deposits accounts increased $8.0 million or 4.8%, from December 31, 2004 levels. Additionally, in the aggregate, NOW, money market and savings accounts showed a decrease of $5.8 million, or 1.2%, from December 31, 2004 levels. At September 30, 2005, core deposit accounts comprised 66.0% of total deposits, compared to 71.8% of total deposits at December 31, 2004.

      The following table sets forth certain information regarding deposits:


                                                September 30, 2005                 December 31, 2004
                                         -------------------------------    -------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                       of        Average                  of        Average
                                          Amount      Total       Rate       Amount      Total       Rate
                                          ------     -------    --------     ------     -------    --------
                                                               (Dollars in thousands)

NOW accounts                             $ 90,635      9.4%       0.56%     $108,159     12.3%       0.76%
Money market accounts                      18,702      2.0%       1.36%       16,489      1.9%       1.22%
Savings accounts                          349,388     36.3%       1.55%      339,836     38.6%       1.25%
Certificate of deposit accounts           327,092     34.0%       3.10%      248,508     28.2%       2.55%
                                         --------    -----                  --------    -----
      Total interest bearing deposits     785,817     81.7%       2.08%      712,992     81.0%       1.63%
Noninterest bearing accounts              175,682     18.3%         --       167,682     19.0%         --
                                         --------    -----                  --------    -----
      Total deposits                     $961,499    100.0%       1.70%     $880,674    100.0%       1.32%
                                         ========    =====                  ========    =====

      FHLB borrowings and wholesale repurchase agreements increased $65.8 million, or 28.0%, during the first nine months of 2005. The increases were the result of the Company utilizing borrowings to fund asset growth. The Company, through the Bank's membership in the FHLB, has access to a number of different funding structures. During the first nine months of 2005, the Bank also utilized wholesale repurchase agreements because of favorable spreads compared to FHLB borrowings. On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, but will continue to utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate and opportunities present themselves.

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

      -- Nonperforming Assets. At September 30, 2005, the Company had nonperforming assets of $1.2 million, which represented 0.09% of total assets. This compares to nonperforming assets of $733,000, or 0.06% of total assets, at December 31, 2004. Total nonperforming assets at September 30, 2005, consisted of nonaccrual commercial loans aggregating $958,000 and nonaccrual residential mortgage loans aggregating $24,000, and OREO of $247,000. Included in nonaccrual loans were $838,000, at September 30, 2005, and $671,000, at December 31, 2004, of impaired loans. Specific reserves against these impaired loans were $99,000 and $170,000 at September 30, 2005 and December 31, 2004, respectively. The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

      -- Delinquencies. At September 30, 2005, $800,000 of loan balances were 60 to 89 days past due, an increase of $800,000 from December 31, 2004.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                      September 30,    December 31,
                                                           2005            2004
                                                      -------------    ------------
                                                          (Dollars in thousands)

Loans accounted for on a nonaccrual basis                $  982            $733
Loans past due 90 days or more, but still accruing           --              --
Impaired loans (not included in nonaccrual loans)            --              --
                                                         ------            ----
      Total nonperforming loans                             982             733
Other real estate owned                                     247              --
                                                         ------            ----
      Total nonperforming assets                         $1,229            $733
                                                         ======            ====

Delinquent loans 60-89 days past due                     $  800            $ --

Nonperforming loans as a percent of total loans            0.10%           0.08%
Nonperforming assets as a percent of total assets          0.09%           0.06%
Delinquent loans 60-89 days past due as a percent
 of total loans                                            0.08%           0.00%

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

      At September 30, 2005, the Company had $4.4 million of assets that were classified as substandard. This compares to $5.8 million of assets that were classified as substandard at December 31, 2004. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2005, included in the assets that were classified as substandard, were $3.4 million of performing loans. This compares to $5.1 million of adversely classified performing loans as of December 31, 2004. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Any downturn in the New England economy may lead to future deteriorations in commercial credit quality and increases in nonaccrual loans. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
-----------------------------------

      During the first nine months of 2005, the Company made provisions to the allowance for loan and lease losses totaling $1.1 million and had $1.2 million of net charge-offs, bringing the balance in the allowance to $11.8 million, compared to $11.9 million at December 31, 2004. The net charge-offs occurred largely during the second quarter and were primarily due to one asset-based credit. To resolve the credit, the Bank sold the loan to a third party at a discount, resulting in a $1.2 million charge-off. The allowance, expressed as a percentage of total loans, was 1.25% as of September 30, 2005, compared to 1.34% at the prior year end and stood at 1197% of nonperforming loans at September 30, 2005, compared to 1624% of nonperforming loans at December 31, 2004.

      Assessing the adequacy of the allowance for loan and lease losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan and lease losses, as of September 30, 2005, is adequate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.1 million at September 30, 2005, compared to $2.0 million at December 31, 2004. The decline was caused primarily by the $1.2 million charge-off referenced earlier, which was taken against this non-specific allowance for loan loss.

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

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended September 30, 2005 and 2004
------------------------------------------------------------

      -- General. The Company reported net income for the third quarter of 2005 of $2.5 million, up $289,000, or 13.3%, from the third quarter of 2004. Diluted earnings per common share were $0.50 or down 3.8% for the third quarter of 2005, compared to $0.52 for the third quarter of 2004. The difference between the increase in earnings and the decrease in diluted earnings per share for the third quarter of 2005 was due to the additional common shares issued during the second quarter of 2005.

      The Company reported a return on average assets of 0.71% and a return on average equity of 9.44% for the 2005 period, as compared to a return on average assets of 0.72% and a return on average equity of 11.63% for the 2004 period. The decrease in the return on average equity was due to the additional equity raised during the second quarter of 2005.

      -- Net Interest Income. For the quarter ended September 30, 2005, net interest income was $10.8 million, compared to $9.8 million for the 2004 period. The net interest margin for the third quarter of 2005 at 3.25% was down from the net interest margin for the 2004 period of 3.45%. The increase in net interest income of $921,000, or 9.4%, was attributable to the continued growth of the

Company, while the decrease in the net interest margin of 20 basis points was due to the compression of the yield curve and current interest rate environment. Average earning assets were $177.0 million, or 15.6%, higher, and average interest-bearing liabilities were $153.2 million, or 16.3%, higher, than the comparable period a year earlier.

      -- Interest Income. Investments. Total investment income was $4.1 million for the quarter ended September 30, 2005, compared to $3.1 million for the 2004 period. The increase in total investment income was $1.0 million, or 35.7%, and was attributable to an increase in the average balance of total investments. The average balance increased $99.9 million, or 34.9%, from the third quarter of 2004 to the third quarter of 2005. The Company's investments act as a counterbalance to loan and deposits flows, and in times such as this past quarter, increase to absorb available cash flows. In addition, the Company continued a leverage program during the third quarter of 2005, to partially offset the dilution of earnings per share caused by the issuance of additional common stock during the second quarter of 2005. The majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      -- Interest Income. Loans and Leases. Interest from loans and leases was $13.7 million for the three months ended September 30, 2005, and represented a yield on total loans and leases of 5.88%. This compares to $11.9 million of interest, and a yield of 5.56%, for the third quarter of 2004. Interest from commercial loans and leases increased $1.4 million, or 23.8%, and interest from consumer and other loans increased $766,000, or 40.7%, as average balances and average yields increased during the past year. The average balance of the various components of the loan portfolio changed from the third quarter of 2004 as follows: commercial loans and leases increased $58.2 million, or 15.5%, and consumer and other loans increased $39.7 million, or 26.1%, while residential mortgage loans decreased $20.7 million, or 6.5%. Rising short-term interest rates, along with a flattening of the yield curve, affected yields on the various loan portfolios. Changes in the average yields from the third quarter of 2004 were as follows: commercial loans and leases increased 43 basis points, to 6.66%, and consumer and other loans increased 56 basis points, to 5.48%, while residential mortgage loans decreased 6 basis points, to 5.02%.

      -- Interest Expense. Interest paid on deposits and borrowings increased $2.0 million, or 40.1%, to $7.1 million for the three months ended September 30, 2005, from $5.1 million for the same period during 2004. The average balance of total interest-bearing liabilities increased $153.2 million, from $942.9 million in the third quarter of 2004 to $1.1 billion in the third quarter of 2005, as certificate of deposit ("CD") accounts increased $86.7 million, or 38.3%, and FHLB borrowings and wholesale repurchase agreements increased $85.8 million, or 43.2%. The overall average cost for interest-bearing liabilities increased 41 basis points to 2.55% for the third quarter of 2005, compared to 2.14% for the third quarter of 2004. Customer demand for higher cost CDs and the longer-term funding required for the leverage program were the main drivers of this increase. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

      -- Provision for Loan and Lease Losses. The provision for loan and lease losses was $410,000 for the quarter ended September 30, 2005 as compared to $200,000 for the third quarter of 2004. Management evaluates several factors including new loan originations, actual and estimated charge-offs, the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. Additions to the allowance for loan and lease losses during the third quarter of 2005 were primarily in response to changes in the mix of loans and concern for general economic conditions. During the quarter, there were $16,000 of loan recoveries and $62,000 of charge-offs. The allowance expressed as a percentage of total loans was 1.25% at September 30, 2005, compared to 1.34% at December 31, 2004. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan and lease losses in future periods. Also see discussion under "Allowance for Loan and Lease Losses."

      -- Noninterest Income. Total noninterest income increased $544,000, or 26.7%, to $2.6 million for the third quarter of 2005, from $2.0 million for the third quarter of 2004. The Company experienced increases in loan related fees, up $264,000 or 253.8%. Additionally, Other Income increased $111,000, or 36.6%, largely driven by commissions on leases originated for third parties. Service charges on deposit accounts continue to represent the largest source of noninterest income for the Company, showing modest growth of $20,000, or 1.7%, to $1.2 million for three months ended September 30, 2005 from $1.2 million for the same period in 2004. Commissions on nondeposit investment products also increased $12,000, or 3.8%. While, the Company did experience an increase in gross nondeposit investment product sales, the related fee income was partially offset by the continuing decline in the level of commissions being paid on such products.

      -- Noninterest Expense. Noninterest expenses for the third quarter of 2005 increased a total of $780,000, or 9.3%, to $9.2 million from $8.4 million in 2004. This increase occurred primarily from higher operating costs resulting from the continued growth of the Company and was centered in the following areas: Salaries and employee benefits (up $447,000, or 9.8%), Marketing expense (up $127,000, or 47.0%), and Occupancy costs (up $120,000, or 17.8%). These increased costs resulted largely from the Company's growth in its branch network, with two new locations opened in 2005. Additionally, the Company plans to further expand its branch network, with two additional branches planned for 2006. Meanwhile, the Company's overall efficiency ratio improved 190 basis points to 68.63% in 2005, from 70.53% in the 2004 period.

      -- Income Tax Expense. Income tax expense of $1.3 million was recorded for the three months ended September 30, 2005, compared to $1.1 million for the same period during 2004. This represented total effective tax rates of 34.7% and 34.0%, respectively. Tax-favored income from Bank-owned life insurance (BOLI), along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

Comparison of Nine Months Ended September 30, 2005 and 2004
-----------------------------------------------------------

      -- General. Net income for the first nine months of 2005, increased $997,000, or 15.7%, to $7.3 million, or $1.58 per diluted common share, from $6.3 million, or $1.50 per diluted common share, for the first nine months of 2004.

      This performance represented a return on average assets of 0.74% and a return on average equity of 10.24% for the 2005 period, as compared to a return on average assets of 0.73% and a return on average equity of 11.45% for the 2004 period. The decrease in return on equity represents the full impact of the issuance of additional shares of common stock during the second quarter of 2005.

      -- Net Interest Income. For the nine months ended September 30, 2005, net interest income was $31.9 million, compared to $27.9 million for the first nine months of 2004. The net interest margin for the first nine months of 2005 was 3.36% compared to a net interest margin of 3.43% for the 2004 period. The increase in net interest income of $4.0 million, or 14.4%, was attributable to the overall growth of the Company. Average earning assets increased $182.3 million, or 16.8%, and average interest-bearing liabilities increased $151.3 million, or 16.8%, over the comparable period a year earlier. The decrease of 7 basis points in the net interest margin primarily resulted from increases in asset yields being largely offset by the increase in deposit and borrowing expenses resulting from rising short-term rates and customer migration from lower cost core deposits to higher cost CDs.

      -- Interest Income. Investments. Total investment income was $11.2 million for the nine months ended September 30, 2005, compared to $7.7 million for the first nine months of 2004. This increase in total investment income of $3.5 million, or 46.3%, was primarily attributable to a $99.5 million, or 39.7%, increase in the average balances coupled with a 19 basis point increase in the overall yield on investments, from 4.09% in 2004, to 4.28% in 2005.

      -- Interest Income. Loans and Leases. Interest from loans and leases was $39.4 million for the nine months ended September 30, 2005, and represented a yield on total loans and leases of 5.73%. This compares to $34.7 million of interest, and a yield of 5.53%, for the first nine months of 2004. Interest income increased resulting from both the growth in the average balance of $82.8 million, or 9.9%, and the increase in yield of 20 basis points. The average balance of the various components of the loan portfolio changed as follows: commercial loans increased $58.1 million, or 16.2%; consumer and other loans increased $58.1 million, or 43.4%; and residential mortgage loans decreased $33.3 million, or 9.7%. The average yield on the various components of the loan portfolio changed as follows: commercial loans increased 32 basis points, to 6.55%; and consumer and other loans increased 17 basis points, to 5.02%; and residential mortgage loans increased 1 basis point, to 5.06%. The Company has continued to concentrate its origination efforts on commercial and consumer loan opportunities, but also originates residential mortgage loans for its portfolio on a limited basis. Until such time as the Bank can originate sufficient commercial, consumer and residential loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

      -- Interest Expense. Interest paid on deposits and borrowings increased $4.3 million, or 30.0%, to $18.8 million for the nine months ended September 30, 2005, compared to $14.4 million for the same period during 2004. The increase in total interest expense was attributable to both higher rates and growth in average deposit and borrowing balances. The overall average cost for interest-bearing liabilities increased 25 basis points from 2.14% for the first nine months of 2004, to 2.39% for the first nine months of 2005. Increases in short-term rates and the consumers' preference for higher yielding CDs impacted the overall cost of deposits. Deposit costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local marketplace, interest rate tiers offered, and the Company's cash flow needs. The average balance of interest-bearing liabilities increased $151.3 million, or 16.8%, from $899.7 million in 2004, to $1.1 billion in 2005. The Company experienced growth in CD balances, which were up $68.9 million or 30.9%. The growth in Savings account balances of $19.5 million or 6.2% was offset by the decline in NOW account balances of $29.5 million or 23.2%. In addition, the Company increased its utilization of FHLB borrowings (balances up $76.7 million, or 42.1%) and wholesale repurchase agreements (up $7.8 million, or 100.0%) compared to the first nine months of 2004.

      -- Provision for Loan Losses. The provision for loan losses was $1.1 million for the nine months ended September 30, 2005, compared to $700,000 for the same period last year. The allowance, expressed as a percentage of total loans, was 1.25% as of September 30, 2005, compared to 1.34% at the prior year-end and stood at 1197% of nonperforming loans at September 30, 2005, compared to

1624% of nonperforming loans at December 31, 2004. Total nonperforming loans increased from $733,000 at the end of last year, to $982,000 on September 30, 2005. Net charge-offs for the nine month period ending September 30, 2005 were $1.2 million, compared to $105,000 for the nine month period ended September 30, 2004. The increase in the 2005 charge-offs reflects the asset-based credit referenced earlier. Management evaluates several factors including new loan originations, actual and estimated charge-offs, and the risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Allowance for Loan and Lease Losses."

      --Noninterest Income. Total noninterest income increased $860,000, or 13.8%, from $6.2 million for the first nine months of 2004, to $7.1 million for the first nine months of 2005. The increase in noninterest income was led by Loan fees increasing $498,000, or 161.2%. Commissions on loans originated for others increased $79,000, or 151.9%. Additionally, Other income increased $402,000, or 42.9%, primarily from commissions generated from sales of historic tax credits and commissions from third party lease originations. Service charges on deposit accounts continued to represent the largest source of noninterest income for the Company and experienced an increase of $37,000, or 1.1%. Commissions on nondeposit investment products decreased $36,000, or 4.7%, as the level of commissions being paid on such products declined. BOLI income increased by $31,000, or 6.5%. The Company realized $151,000, or 45.5%, less in Gain on sale of investment securities and MBSs.

      -- Noninterest Expense. Noninterest expenses for the first nine months of 2005 increased by $2.9 million, or 12.0%, to $26.8 million. This increase occurred primarily as a result of the continued overall growth of the Company and was centered in the following areas: Salaries and employee benefits (up $1.9 million, or 15.1%), Professional services (up $331,000, or 28.7%), and Occupancy costs (up $291,000, or 14.5%). The increases in Salary and employee benefits and Occupancy costs resulted primarily from the aforementioned branch openings in 2005. The increase in Professional services was related to consulting fees paid in connection with sales of Rhode Island historic tax credits, increased legal expenses and expenses related to the outsourcing of residential loan processing. The Company's efficiency ratio improved 141 basis points to 68.70% for the 2005 period, from 70.11% for the 2004 period.

      -- Income Tax Expense. The Company recorded income tax expense of $3.8 million for the first nine months of 2005, compared to $3.2 million for the same period during 2004. This represented total effective tax rates of 34.2% and 33.3%, respectively. Tax-favored income from U.S. Agency securities and BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 25% of total assets. At September 30, 2005, overnight investments, investment securities and MBSs available for sale amounted to $384.1 million, or 27.1% of total assets. This compares to $278.6 million, or 22.5% of total assets at December 31, 2004. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

      -- Capital Resources. Total shareholders' equity of the Company at September 30, 2005 was $103.7 million, as compared to $78.9 million at December 31, 2004. This increase of $24.8 million was primarily attributable to $21.5 million of net proceeds from the common stock offering consummated in the second quarter of 2005 and net income for the first nine months of 2005 of $7.3 million, partially offset by a decrease in accumulated other comprehensive income of $3.3 million (attributable to increases in unrealized losses on investments and MBSs) and dividends of $2.0 million.

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

      As of September 30, 2005, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      On April 18, 2005 the Company issued 550,000 shares of common stock for net proceeds (after underwriting discounts and commissions and expenses) of approximately $18.7 million. The underwriters of the offering exercised their over-allotment option to purchase an additional 78,418 shares and on May 16, 2005, the Company issued 78,418 shares of common stock for net proceeds (after underwriting discounts and commissions) of approximately $2.7 million. The Company intends to retain the net proceeds from this offering at the Company level for general business purposes and working capital and to downstream such proceeds to the Bank as necessary to provide regulatory capital to support asset growth and continued expansion of the Bank's business, including the addition of branches. The proceeds from this offering should enable the Company and the Bank to maintain their status as well-capitalized institutions as they execute their growth strategies.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                  Minimum Required     Minimum Required
                                                                     For Capital       To Be Considered
                                                  Actual          Adequacy Purposes    "Well Capitalized"
                                            ------------------    -----------------    ------------------
                                             Amount     Ratio      Amount     Ratio     Amount      Ratio
                                             ------     -----      ------     -----     ------      -----

At September 30, 2005:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $113,016     8.22%    $41,240     3.00%    $68,733      5.00%
Tier I capital (to risk weighted assets)     113,016    12.82%     35,253     4.00%     52,880      6.00%
Total capital (to risk weighted assets)      123,553    14.02%     70,506     8.00%     88,133     10.00%

Bank Rhode Island
Tier I capital (to average assets)          $ 91,847     6.68%    $41,220     3.00%    $68,699      5.00%
Tier I capital (to risk weighted assets)      91,847    10.43%     35,236     4.00%     52,854      6.00%
Total capital (to risk weighted assets)      102,384    11.62%     70,472     8.00%     88,089     10.00%

At December 31, 2004:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $ 85,386     7.06%    $36,280     3.00%    $ 60,466     5.00%
Tier I capital (to risk weighted assets)      85,386    10.01%     34,112     4.00%      51,168     6.00%
Total capital (to risk weighted assets)       96,055    11.26%     68,225     8.00%      85,281    10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $ 81,928     6.78%    $36,263     3.00%    $ 60,438     5.00%
Tier I capital (to risk weighted assets)      81,928     9.61%     34,091     4.00%      51,137     6.00%
Total capital (to risk weighted assets)       92,597    10.86%     68,182     8.00%      85,228    10.00%

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

      Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of September 30, 2005, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may, from time to time, adopt modifications to this methodology.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2005:


                                     Estimated Exposure
                                   to Net Interest Income
                                   ----------------------
                                    Dollar        Percent
                                    Change        Change
                                    ------        -------
                                   (Dollars in thousands)

Initial Twelve Month Period:

Up 200 basis points                $   690          1.6%
Down 200 basis points                 (982)        (2.3)%

Subsequent Twelve Month Period:

Up 200 basis points                $  (508)        (1.2)%
Down 200 basis points               (1,983)        (4.5)%

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2005, the Company's one year cumulative gap was a negative $142.8 million, or 10.1% of total assets.

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

      There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation and increasing system security, in connection with the Company's ongoing efforts to meet the requirements of Sarbanes-Oxley Section 404. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company's auditors. The Company's is currently expanding its controls over financial reporting to its new subsidiary, Macrolease, to meet Sarbanes-Oxley Section 404 requirements.

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


                                       Bancorp Rhode Island, Inc.


November 3, 2005                       /s/ Merrill W. Sherman
----------------                       ----------------------
     (Date)                            Merrill W. Sherman
                                       President and
                                       Chief Executive Officer


November 3, 2005                       /s/ Linda H. Simmons
----------------                       --------------------
     (Date)                            Linda H. Simmons
                                       Chief Financial Officer
                                       and Treasurer