Form 10-K
period 2005-12-31
BANCORP RHODE ISLAND INC
filed 2006-03-09
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Annual Report Under Section 13 of the Securities Exchange Act of 1934)

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒ No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Section 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐          Accelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes    ☐    No    ☒

As of June 30, 2005, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Stock Market was $124,344,181.

As of February 28, 2006, there were 4,755,886 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Documents incorporated by reference:

Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

See pages 56-58 for the exhibit index.

Bancorp Rhode Island, Inc.

Annual Report on Form 10-K

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We make certain forward looking statements in this Annual Report on Form 10-K and in other documents that we incorporate by reference into this report that are based upon our current expectations and projections about current events. We intend these forward looking statements to be covered by the safe harbor provisions for “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements by reference to a future period or periods by our use of the words “estimate,” “project,” “may,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar terms or variations of these terms. These forward looking statements include:

•       statements of our goals, intentions and expectations;

•       statements regarding our business plans and prospects and growth and operating strategies;

•       statements regarding the quality of our products and our loan and investment portfolios; and

•       estimates of our risks and future costs and benefits.

Actual results may differ materially from those set forth in forward looking statements as a result of these and other risks and uncertainties, including those detailed herein under Item 1A, “Risk Factors”, and from time to time in other filings with the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). We have included important factors in the cautionary statements included or incorporated in this document, particularly under Item 1A, “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward looking statements that we make. Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.

ITEM 1. BUSINESS

Introduction

Bancorp Rhode Island, Inc. (“we” or the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island and was formed in 1996 as a result of the acquisition of certain assets and liabilities divested in connection with the merger of Fleet Financial Group, Inc. and Shawmut National Corporation. Headquartered in Providence, Rhode Island, the Bank conducts business through 16 full-service branches, with 11 located in Providence County, 4 located in Kent County and 1 located in Washington County. The Bank augments its branch network through online banking services and automatic teller machines (“ATMs”), both owned and leased, located throughout Rhode Island.

The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, one national and two regional. Based on total deposits as of June 30, 2005 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the State’s capital. The Bank offers a wide variety of commercial real estate, business, residential and consumer loans and leases, deposit products, nondeposit investment products, cash management and online banking services, and other banking products and services, designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the

Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

One of the Bank’s principal subsidiaries, BRI Investment Corp., a Rhode Island corporation wholly-owned by the Bank, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

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

Overview

The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in our predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as “core deposits”. The Bank has stressed development of full relationships with customers, including its commercial customers, all of whom tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Thus, the Bank has grown its consumer loan portfolio, added sales of investment products and acquired an equipment leasing company in order to increase the Bank’s higher-yielding assets, increase its fee income and diversify its products and services.

The past year marked a period of significant activity, change and challenge for the Company. During the second quarter of 2005, the Company consummated an offering of approximately 628,400 shares of its common stock, realizing net proceeds of approximately $21.5 million. These offering proceeds are intended to provide the regulatory capital base required for future expansion of the Company and other general purposes. Also, the Company undertook a leverage program in 2005, in an aggregate amount of approximately $90 million, in an effort to offset the earnings per share dilution related to the issuance of additional shares of common stock, prior to a more profitable deployment of the capital.

The Bank opened two new branches in 2005; one in Lincoln, Rhode Island and the other in East Greenwich, Rhode Island. The Bank also added two new lines of business; one, through the Company’s first acquisition and the other through organic means.

In May 2005, the Company, through its newly formed subsidiary, Macrolease Corporation, purchased substantially all of the operating assets of Macrolease International Corporation, a privately held national equipment leasing company based on Long Island in Plainview, New York. The Company will use the Macrolease platform to increase its portfolio of equipment leases, but expects to generate additional income by originating equipment leases for third parties. The Company has also introduced Macrolease to the Bank’s commercial customers, thereby expanding the Bank’s product offerings.

Also in May 2005, the Company launched a private banking group and entered into a formal affiliation agreement with Coastline Trust Company (“Coastline”). Coastline is a local privately held trust company offering investment management, custodial and estate planning and administration services. It is the Company’s intention to capitalize on its high touch, high service model to attract, as new customers, more high net worth individuals, as well as to more fully service existing customers and principals of the Bank’s business customers.

In December 2005, the Company announced it would defer the opening of two new branches it had planned for 2006 (one in Pawtucket and the other in Narragansett, Rhode Island) to 2007. The interest rate environment has resulted in a decline in the net interest margin over the past year. As a result, new branches have taken longer to achieve profitability. In 2006, the Company plans to invest its resources to drive “same store sales”.

While the Company experienced 9% growth in its commercial loan portfolio in 2005, the Company historically had achieved commercial loan growth at a double-digit pace and is directing its efforts toward restoring that level of growth. In January 2006, the Company announced it had successfully recruited two experienced business lenders from the State’s leading regional bank. One lender was named to the newly created position of Director of Corporate Banking and the other now heads the Bank’s business lending unit.

Additionally, the Bank experienced changes and transitions in executive management during 2005, with the addition of both new Chief Financial and Operating Officers in the second half of the year. The Bank’s Treasurer, Linda Simmons, was promoted to Chief Financial Officer in July 2005. In September 2005, the Bank realigned its executive ranks with the promotion of the Bank’s Executive Vice President—Retail Banking, James DeRentis, to Chief Business Officer. All externally focused lines of business now report to him.

The Bank’s new Chief Operating Officer, Jeffrey Angus, joined the Company in November 2005, with responsibility for operations, technology and human resources. He brings a strong information technology and management background to the Company.

Lending Activities

The Bank’s business strategy has been to grow its commercial and consumer loan portfolios while allowing its residential mortgage loan portfolio to decline gradually (as a percent of total loans) as the Bank is able to replace residential mortgage loans with higher yielding commercial and consumer loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2000, until December 31, 2005, commercial loan and lease outstandings have increased $225.5 million, or 106%, and consumer loan outstandings have increased $148.4 million, or 255%. Commercial loans and leases increased from 41.0% of total loans and leases at December 31, 2000, to 46.1% of total loans and leases at December 31, 2005, and consumer and other loans increased from 11.2% of total loans and leases at December 31, 2000, to 21.7% of total loans and leases at December 31, 2005. Meanwhile, residential mortgage loans decreased from 47.8% of total loans and leases at December 31, 2000, to 32.2% of total loans and leases at December 31, 2005.

The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 73% of Rhode Island businesses and 79% of Rhode Island jobs are located in Providence and Kent Counties. More than 95% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well positioned to facilitate the generation of loans from this customer base.

The Bank’s commercial lending function is organized into three groups. The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. The business lending group originates owner-occupied commercial real estate loans, term loans, revolving lines of credit, and the recently acquired capacity to originate equipment leases through Macrolease. The small business group originates a variety of real estate and non-real estate loans for business lending relationships of approximately $250,000 or less.

The Bank satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans.

The Bank has tiered lending authorities. Certain senior executives have lending approval authority of up to $1.0 million. All extensions of credit of more than $1.0 million (up to the Bank’s house lending limit of $7.0 million) per customer relationship require the approval of the Credit Committee, which consists of members of the Bank’s senior management and one outside director. Exceptions to the Bank’s house lending limit require the approval of a committee of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2005, the Bank had $214.9 million of aggregate loan commitments outstanding to fund a variety of loans.

Overall, loans and leases produced total interest income of $53.8 million, or 77.4% of total interest and dividend income, in 2005 and $47.1 million, or 81.6%, of total interest and dividend income, during 2004.

Commercial Real Estate and Multi-Family Loans—The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2005, owner-occupied commercial real estate loans totaled $113.0 million, or 11.9% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $95.8 million, or 10.1% of the total loan portfolio, and multi-family residential loans totaled $33.7 million, or 3.5% of the total loan portfolio, and are generally handled in the Bank’s commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.

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

Commercial and Industrial Loans—The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration’s (“SBA”) loan guaranty programs and include some form of SBA credit enhancement. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.

At December 31, 2005, commercial and industrial loans totaled $73.6 million, or 7.7% of the total loan portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, fluctuate in value based on the success of the business and deteriorate over time.

Leases—The Bank historically has purchased equipment leases from originators outside of the Bank. The principal lessees were the U.S Government and its agencies for the vast majority of leases. These “government” leases generally have maturities of five years or less and were not dependent on residual collateral values. With the addition of Macrolease in the second quarter of 2005, the Bank is now originating equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. At December 31, 2005, leases totaled $46.1 million, or 4.8% of the total loan and lease portfolio, with $25.8 million of government leases and $20.3 million of Macrolease-generated leases.

Small Business Loans—The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2005, small business loans totaled $38.6 million, or 4.1% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

The Bank’s underwriting practices for small business loans are designed to provide quick turn-around and minimize the fees and expenses to the customer. Accordingly, the Bank utilizes a credit scoring process to assist in evaluating potential borrowers. In some cases, the Bank employs traditional underwriting practices, similar to those for commercial and industrial loans, to provide a more balanced and judgmentally-based credit decision. The Bank distinguishes itself from larger financial institutions by providing personalized service through a branch manager or business development officer assigned to the customer relationships. Lending to small businesses may involve additional risks as a result of their more limited financial and personnel resources.

Construction Loans—The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2005, outstanding construction loans totaled $37.8 million, or 4.0% of the total loan portfolio. Currently, the Bank offers interest-only construction loans during the construction period.

The Bank’s underwriting practices for construction loans are similar to those for commercial real estate loans, but they also are intended to assure completion of the project and take into account the feasibility of the project, among other things. As a matter of practice, the Bank generally lends an amount sufficient to pay a percentage of the property’s acquisition costs and a majority of the construction costs but requires that the borrower have equity in the project. The Bank requires property appraisals and generally the personal guarantee of the borrower, as is the case with commercial real estate loans.

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

Residential Mortgage Loans—The Bank’s one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to utilize available cash flows. With the exception of one pool of mortgages of approximately $32 million, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2005, approximately 28% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

Additionally, largely as an accommodation to the Bank’s customers, fixed- and variable-rate mortgages are offered throughout the Bank’s branch network. The majority of these mortgages are transferred to the Bank’s correspondent third parties under precommitments to fund these transactions. However, the Bank does retain a portion of these residential mortgages for its own portfolio. In 2005, fees from these loans originated for third parties increased by $113,000, or 159%, to $184,000, compared to $71,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial and consumer lending.

At December 31, 2005, one- to four-family residential mortgage loans totaled $306.0 million, or 32.2% of the total loan portfolio. The fixed rate portion of this portfolio totaled $101.6 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $202.2 million and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

Consumer and Other Loans—The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2005, the consumer loan portfolio totaled $206.5 million, or 21.7% of the total loan portfolio, and was comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower’s home, less the amount of the remaining balance of the borrower’s first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.

Investment Activities

Investments, an important component of the Company’s diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, U.S. agency securities, corporate debt securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and Federal Home Loan Bank of Boston (“FHLB”) stock, represents $412.2 million, or 28.6% of total assets, as of December 31, 2005. The vast majority of these securities are rated investment grade by at least one major rating agency.

Loans and leases generally provide a better return than investments, and accordingly, the Company seeks to emphasize their generation rather than increasing its investment portfolio. The investments are managed by the Bank’s Chief Financial Officer and Treasurer, subject to the supervision and review of the Asset/Liability Committee and are made in compliance with the Investment Policy approved by the Bank’s Board of Directors. Prior to 2005, the Company had retained the services of an outside investment advisory firm to provide interest-rate risk management services and to assist in the management of the investment portfolio. The Company discontinued the services of this firm effective January 1, 2005.

Overall, investments produced total interest and dividend income of $15.7 million, or 22.6% of total interest and dividend income, in 2005 and $10.6 million, or 18.4%, of total interest and dividend income, during 2004.

Deposits

Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit (“CDs”). The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally.

The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits remained essentially consistent on a dollar amount basis compared to the prior year (down $4.2 million, or 0.7%). However, the balance sheet mix changed from the prior year due to the growth in CD balances. Core deposits as percentage of total deposits decreased to 64.0% at December 31, 2005 from 71.8% at December 31, 2004.

As a by-product of the Bank’s continuing emphasis on checking account growth, service charges on deposit accounts (which include insufficient funds (“NSF”) fees) have also grown over the years and represent the largest source of noninterest income for the Company. Service charges on deposit accounts showed a moderate increase of $47,000, or 1.0%, from $4.5 million for 2004, to $4.6 million for 2005.

Although the Bank would prefer growth in core accounts, the trend first evidenced in late 2004 continued as customers displayed their preference for higher-yielding term deposit accounts. As a result, the Bank offered competitively priced CDs and ran special offers for certain periods during the year. CD balances grew to $353.0 million at December 31, 2005, compared to $248.5 million at December 31, 2004, an increase of $104.5 million, or 42.1%.

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

As a general policy, the Bank systematically reviews the deposit accounts it offers to determine whether the accounts continue to meet customers’ needs and the Bank’s asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank’s Asset and Liability Committee’s strategy, as well as overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews the pricing of deposit related fees and charges.

Borrowings

The Bank also derives cash flows from several sources, including loan repayments, deposit inflows and outflows, sales of investment securities and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions. Sales of investment securities are generally infrequent and nonrecurring.

The Bank utilizes borrowings on both a shorter- and longer-term basis to compensate for reductions in normal sources of funds on a daily basis. Additionally, during 2005, the Company undertook a leverage program to partially offset the dilution of earnings per share caused by the issuance of additional common stock during the second quarter of 2005. The Company concluded the leverage program in the fourth quarter of 2005. Also, in 2005, the Bank entered into wholesale repurchase agreements with financial institutions, aggregating $20.0 million in borrowings by year-end. At December 31, 2005, total borrowings stood at $344.8 million compared to $271.4 million at December 31, 2004.

Nondeposit Investment Products and Services

Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2005, 2004 and 2003 were $849,000, $973,000 and $875,000, respectively.

Employees

At December 31, 2005, the Company had 251 full-time and 58 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Supervision and Regulation

Overview—The Company and the Bank are subject to extensive governmental regulation and supervision. Federal and state laws and regulations govern numerous matters affecting the Bank and/or the Company, including changes in the ownership or control, maintenance of adequate capital, financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of shareholders. Compliance with such regulation involves significant costs to the Company and the Bank and may restrict their activities. In addition, the passage of new or amended federal and state legislation could result in additional regulation of, and restrictions on, the operations of the Company and/or the Bank. The Company cannot predict whether any legislation currently under consideration will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of either the Company or the Bank. The following descriptions of applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but are brief summaries which are qualified in their entirety by reference to such statutes and regulations.

The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Recent SEC rules have accelerated the reporting of numerous internal events and increased the Company’s filing obligations and related costs.

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

Rhode Island law also requires any person or persons desiring to acquire “control”, as defined in the BHC Act, of any Rhode Island financial institution to file an extensive application with the Director. The application requires detailed information concerning the Bank, the transaction and the principals involved. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial stability of the institution would be jeopardized, the proposed management lacks competence, or the acquisition would not promote public convenience and advantage. The Company is also subject to the Rhode Island Business Combination Act.

In addition, whenever the Department of Business Regulation considers it advisable, the Department may conduct an examination of a Rhode Island bank holding company, such as the Company. Every Rhode Island bank holding company also must file an annual financial report with the Department of Business Regulation.

Federal Supervision:  FDIC

Overview—The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC’s powers have been enhanced in the past decade by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

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

Deposit Insurance—The Bank’s deposits are insured by the BIF of the FDIC to the legal maximum of $100,000 for each separately insured depositor. The Federal Deposit Insurance Act, as amended (the “FDI Act”) provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. The assessment system is based upon three supervisory categories and three capital categories, resulting in risk-based premiums which range from the current 0 basis points (subject to a $2,000 minimum annual fee) for the most highly-rated, well capitalized banks to 27 basis points per $100 of domestic deposits for troubled banks which are undercapitalized (as discussed below). The Bank currently pays the minimum assessment.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by the FDIC.

Capital Adequacy—FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC- insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a leverage capital ratio (calculated using Tier 1 capital, as defined below, to total assets) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk, which require FDIC-insured banks to maintain a total capital-to-risk weighted assets ratio (“Risk-Based Capital Ratio”) of at least 8.0% and a Tier 1 Risk-Based Capital Ratio of at least 4.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as “core”) capital consists of common shareholders’ equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. “Supplementary” or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.

Prompt Corrective Action Provisions—In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as “prompt corrective action”. Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution’s capitalization. These categories are the following: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well capitalized, it must have a total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk- Based Capital Ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.

As of December 31, 2005, the Bank’s Tier 1 leverage ratio was 6.67%, its total Risk-Based Capital Ratio was 10.26% and its Tier 1 Risk-Based Capital Ratio was 11.51%. Based upon the above ratios, the Bank is considered “well capitalized” for regulatory capital purposes.

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

Safety and Soundness Standards—The FDI Act also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.

Examination—FDIC requires that nearly all insured depository institutions have annual, on-site regulatory examinations and annual audits by an independent public accountant. Management must prepare an annual report, attested to by the independent public accountant, confirming management’s responsibility in preparing financial statements, maintaining internal controls for financial reporting and complying with safety and soundness standards. The audit process must be overseen by an independent audit committee composed of outside directors, provided that the federal banking agencies may permit the committee to include inside directors if the bank is unable to find competent outside directors, so long as outside directors comprise a majority of the committee.

Federal Supervision:  FRB

The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions.

In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company’s capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2005, on a consolidated basis, the Company’s Tier 1 Leverage Ratio was 8.21%, its total Risk-Based Capital Ratio was 12.62% and its Tier 1 Risk-Based Capital Ratio was 13.87%. Based upon the above ratios, the Company is considered “well capitalized” for regulatory capital purposes.

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

Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $5.6 million at December 31, 2005 and $5.0 million at December 31, 2004. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

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

Under the G-L-B Act and its implementing regulations, financial holding companies may engage in any activity that (i) is financial in nature or incidental to a financial activity under the G-L-B Act or (ii) is complementary to a financial activity and does not impose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The G-L-B Act and its accompanying regulations specify certain activities that are financial in nature such as acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The new financial activities authorized by the G-L-B Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted in a financial holding company. The FRB and the Secretary of the Treasury have the authority to decide whether other activities are also financial in nature or incidental thereto, taking into account changes in technology, changes in the banking marketplace, competition for banking services and other pertinent factors. Although the Company may meet the qualifications to become a financial holding company, it has no current plans to elect such status.

The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Other Aspects of Federal and State Laws

Community Reinvestment Act—The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank’s performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank’s last CRA examination, the Bank received a “Satisfactory” rating.

USA PATRIOT Act—The USA PATRIOT Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others:  money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002—In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls.

Insurance Sales—Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

Check 21—The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective in late 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check”, which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. The Bank is currently implementing the Check 21 authority and expects to incur minimal additional costs until all banks have adopted Check 21.

Miscellaneous—The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, sales of non-deposit investment products, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure and equal credit opportunity.

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

ITEM 1A.        RISK FACTORS

Overview

Investing in our common stock involves a degree of risk. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

Risks Related to Our Business

Competition with other financial institutions could adversely affect our franchise growth and profitability.

We face significant competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island, both in making loans and generating deposits. Our most significant competition comes from one national and two large regional banking institutions that have significant market share positions in Rhode Island. These large banks have well-established, broad distribution networks and greater financial resources than we do, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively.

We also face competition from a number of local financial institutions with branches in Rhode Island and in nearby Massachusetts, some of which have been acquired by both local and out-of-state service providers. Additionally, we face competition from out-of-state financial institutions which have established loan production offices in our marketplace, and from non-bank competitors. Competition for deposits also comes from short-term money market funds, other corporate and government securities funds and non-bank financial institutions such as brokerage firms, insurance companies and credit unions, the latter of which have recently experienced a resurgence in this market. Many of our non-bank competitors have fewer regulatory constraints as those imposed on federally insured state chartered banks, which gives these competitors an advantage over us in providing certain services. Such competition may limit our growth and profitability in the future.

Changes in regional and national economic conditions could adversely affect our profitability.

The population in our market area is growing slowly and economic growth in the Rhode Island area has been slow to moderate over the past several years. New England, hard hit by the 2001 recession, has trailed other parts of the nation in terms of general economic growth. Additionally, Rhode Island businesses, like many companies throughout the United States, are struggling with rapidly increasing health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island’s ability to attract and retain businesses in the state.

Our borrowers’ ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional economy. Furthermore, economic conditions beyond our control, such as the strength of credit demand by customers and changes in the general levels of interest rates, may have a significant impact on our operations, including decreases in the value of collateral securing loans. Therefore, an economic recession in this market area adversely affecting growth could cause significant increases in nonperforming assets, thereby reducing operating profits or causing operating losses, impairing liquidity and eroding capital.

Fluctuations in interest rates could adversely impact our net interest margin.

Our earnings and cash flows are heavily dependent on net interest margin, which is the difference between interest income that we earn on loans and investments and the interest expense paid on deposits and other borrowings. When maturities of assets and liabilities are not balanced, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operation. Interest rates are highly sensitive to factors that are beyond our control, including general economic conditions, inflation rates, flattening of the yield curve, business activity levels, money supply and the policies of various government and regulatory authorities. For example, increases in the discount rate by the Board of Governors of the Federal Reserve System usually lead to rising interest rates, which affects interest income, interest expense and investment portfolio. In addition, governmental policies such as the creation of a tax deduction for individual retirement accounts could increase savings rates and may affect our cost of funds. The nature, timing and effect of any future changes in interest rates on us and our future results of operations are not predictable.

Change in the composition of our loan and lease portfolio may result in greater risk of losses.

At December 31, 2005, 46.1% of our loan and lease portfolio consisted of commercial real estate, business, construction loans and leases, a slight increase from 45.4% of our loan and lease portfolio at December 31, 2004. We intend to continue to emphasize the origination of these types of loans and leases.

These loans generally have greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one-to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.

The risk of loan and lease losses varies with, among other things, general economic conditions, the character and size of the portfolio, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2005, the allowance for loan and lease losses totaled $12.2 million, representing 1.28% of total loans.

Our growth strategy may limit increases in profitability.

We have sought to increase the size of our franchise by pursuing business development opportunities and have grown substantially since inception. To the extent additional branches are opened, through the current expansion plan or otherwise, we are likely to experience higher operating expenses relative to operating income from the new branches, which may limit increases in profitability over the course of the expansion plan. The ability to increase profitability by establishing new branches is dependent on our ability to identify advantageous branch locations and generate new deposits and loans from those locations that will create an acceptable level of net income. There can be no assurance that new and relocated branches will generate an acceptable level of net income or that we will be able to successfully establish new branch locations in the future. In addition, there can be no assurance that we will be successful in developing new business lines or that any new products or services introduced will be profitable.

Our growth is substantially dependent on our management team.

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives, who have substantial background and experience in banking and financial services, as well as personal contacts, in the Rhode Island market and the region generally. Competition for such personnel is intense, and there is no assurance we will be successful in retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to business and could have a material adverse effect on our business, financial condition and results of operations.

Our operating history is not necessarily indicative of future operating results.

The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, in the past, we have consistently grown our core deposit base, including checking account balances. However, customers indicated a preference for higher-yielding term deposit products in 2005 and core deposits remained essentially flat. We cannot predict whether this increased demand for CD’s is temporary or reflects a longer-term trend. Similarly, nonperforming asset levels and loan and lease losses have been low since inception. Industry experience suggests that this is unlikely to continue indefinitely.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Systems of controls are based upon certain assumptions and can only provide reasonable, not absolute, assurance that system objectives are met. Potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have an adverse effect on our business, results of operations and financial condition.

We face various technological risks.

We rely heavily on communication and information systems to conduct business. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches of information systems; however, there cannot be assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or subject us to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.

We encounter technological change continually.

The financial services industry continually undergoes technological change. Effective use of technology increases efficiency and enables banks and financial services institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to meet the needs of customers by effectively using technology to provide the products and services that satisfy customer demands, as well as create operational efficiencies. Additionally, many of our competitors have greater resources to invest in technological improvements. Inability to keep pace with technological change affecting the financial services industry could have an adverse impact on our business and as a result, our financial condition and results of operation.

Extensive government regulation and supervision have a significant impact on our operations.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of investors. Our compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by regulators, which require maintenance of adequate capital to support growth. Furthermore, the addition of new branches requires the approval of the FDIC as well as state banking authorities in Rhode Island.

The laws and regulations applicable to the banking industry could change at any time. There is no way to predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance with new laws and regulations applicable to the banking industry could adversely affect operations and profitability.

Risks Related to the Company’s Common Stock

Our common stock has limited liquidity.

Even though the our common stock is currently traded on the Nasdaq Stock Market’s National Market System, it has less liquidity than the average stock quoted on a national securities exchange. Because of this limited liquidity, it may be more difficult for investors to sell a substantial number of shares and any such sales may adversely affect the stock price.

We cannot predict the effect, if any, that future equity offerings, issuance of common stock in acquisition transactions, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We cannot give assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair future ability to raise capital through sales of common stock.

Fluctuations in the price of our stock could adversely impact your investment.

The market price of our common stock may be subject to significant fluctuations in response to variations in the quarterly operating results, changes in management, announcements of new products or services by us or competitors, legislative or regulatory changes, general trends in the industry and other events or factors unrelated to our performance. The stock market has experienced price and volume fluctuations which have affected the market price of the common stock of many companies for reasons frequently unrelated to the operating performance of these companies, thereby adversely affecting the market price of these companies’ common stock. Accordingly, there can be no assurance that the market price of our common stock will not decline.

There are limitations on our ability to pay dividends.

Our ability to pay dividends is subject to the financial condition of the Bank, as well as other business considerations. Payment of dividends by the Company is also restricted by statutory limitations. These limitations could have the effect of reducing the amount of dividends we can declare.

Shareholders may experience dilution if we issue additional stock in the future.

If our Board of Directors should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of our common stock or securities convertible into shares of common stock, such issuances could result in dilution to shareholders. Similarly, if the Board of Directors decides to grant additional stock options for the purchase of shares of common stock, the addition of such stock options may expose shareholders to dilution.

Certain Anti-Takeover measures affect the ability of shareholders to effect takeover transactions.

We are subject to the Rhode Island Business Combination Act which, subject to certain exceptions, prohibits business combinations involving certain shareholders of publicly held corporations for a period of five years after such shareholders acquire 10% or more of the outstanding voting stock of the corporation. In addition, our Articles of Incorporation and By-laws, among other things, provide that, in addition to any vote required by law, the affirmative vote of two-thirds of the holders of our voting stock, voting as a single class, is required for approval of all business combinations.

Our Board of Directors also has the authority, without further action by shareholders, to issue additional preferred stock in one or more series and to fix by resolution, the rights, preferences and privileges of such series to the extent permitted by law. Our Board could designate certain rights and privileges for such preferred stock which would discourage unsolicited tender offers or takeover proposals or have anti-takeover effects. Our Articles also provide for three classes of directors to be elected for staggered three year terms, which make it more difficult to change the composition of our Board. All of these provisions may make it more difficult to effect a takeover transaction.

Directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 18.2% of our outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no written comments received from the SEC staff 180 days or more before the end of the fiscal year relating to the Company’s periodic or current reports under the Exchange Act.

ITEM 2.                PROPERTIES

The Bank presently has a network of 16 branch offices located in Providence, Kent and Washington Counties. Seven of these branch office facilities are owned and nine are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company’s offices are in good physical condition and are considered appropriate to meet the banking needs of the Bank’s customers.

The following are the locations of the Bank’s offices:

Location	Size (Square feet)	Year Opened or Acquired	Owned or Leased	Lease Expiration Date
Branch offices:
1047 Park Avenue, Cranston, RI.	4,700	1996	Owned	N.A.
383 Atwood Avenue, Cranston, RI.	4,700	1996	Owned	N.A.
2104 Plainfield Pike, Cranston, RI.	700	2002	Owned	N.A.
1269 South County Trail, East Greenwich, RI.	2,600	2005	Leased	5/31/25
999 South Broadway, East Providence, RI.	3,200	1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI.	3,100	1996	Leased	2/28/08
1440 Hartford Avenue, Johnston, RI.	4,700	1996	Land Leased	12/31/07
625 G. Washington Highway, Lincoln, RI.	1,000	2005	Leased	12/31/12
Ten Rod Road, North Kingstown, RI.	4,000	2004	Land Leased	6/30/19
One Turks Head Place, Providence, RI.	5,000	1996	Leased	4/30/09
165 Pitman Street, Providence, RI.	3,300	1998	Leased	10/18/08
445 Putnam Pike, Smithfield, RI.	3,500	1996	Leased	7/31/09
1062 Centerville Road, Warwick, RI.	2,600	1996	Owned	N.A.
1300 Warwick Avenue, Warwick, RI.	4,200	1996	Leased	6/30/09
2975 West Shore Road, Warwick, RI.	3,500	2000	Leased	3/31/10
1175 Cumberland Hill Road, Woonsocket, RI.	3,300	1998	Owned	N.A.
Administrative and operational offices:
625 G. Washington Highway, Lincoln, RI.	23,600	2003	Leased	12/31/12
One Turks Head Place, Providence, RI.	20,600	1999	Leased	6/30/09
One Ames Court, Plainview, NY	4,400	2005	Leased	1/31/08
Planned branch offices:
90 Point Judith Road, Narragansett, RI	(A)	N.A.	Leased	6/30/25
499 Smithfield Avenue, Pawtucket, RI.	(A)	N.A.	Leased	7/31/20

(A)  Facility currently under construction or in planning.

ITEM 3.                LEGAL PROCEEDINGS

The Company is involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market® under the symbol “BARI”. The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price		Dividend
	High	Low	Paid
2004:
First Quarter	$33.70	$31.46	$0.14
Second Quarter	35.97	32.45	0.14
Third Quarter	36.65	34.00	0.15
Fourth Quarter	40.71	35.20	0.15
2005:
First Quarter	$40.00	$35.96	$0.15
Second Quarter	38.07	35.39	0.15
Third Quarter	37.45	35.11	0.15
Fourth Quarter	36.55	33.29	0.15

As of February 28, 2006, there were approximately 1,500 holders of record of our common stock.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected consolidated financial data is derived from the Company’s Consolidated Financial Statements, which have been audited by KPMG LLP. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere herein.

	As of and for the year ended December 31,
	2005	2004	2003	2002(a)	2001
	(Dollars in thousands, except Per Share Data)
Statements of operations data:
Interest income	$69,520	$57,719	$51,773	$53,507	$55,903
Interest expense	26,619	19,625	19,453	22,180	26,537
Net interest income	42,901	38,094	32,320	31,327	29,366
Provision for loan and lease losses	1,474	900	1,600	1,875	1,669
Noninterest income	9,274	8,581	8,830	7,083	5,231
Noninterest expense	36,292	32,865	28,790	25,024	23,196
Income before taxes	14,409	12,910	10,760	11,511	9,732
Income taxes	4,840	4,296	3,546	3,849	3,417
Net income	$9,569	$8,614	$7,214	$7,662	$6,315
Per share data:
Basic earnings per common share	$2.14	$2.17	$1.89	$2.04	$1.69
Diluted earnings per common share	$2.04	$2.04	$1.77	$1.92	$1.62
Dividends per common share	$0.60	$0.58	$0.56	$0.53	$0.48
Dividend pay-out ratio	29.4%	28.4%	31.6%	27.6%	29.6%
Book value per common share	22.21	19.68	18.53	17.59	15.74
Tangible book value per common share	$19.83	$16.99	$15.76	$14.73	$12.88
Average common shares outstanding—Basic	4,478,081	3,975,413	3,819,232	3,758,214	3,730,910
Average common shares outstanding—Diluted	4,697,134	4,222,856	4,085,878	3,996,670	3,900,028
Balance sheet data:
Total assets	$1,442,279	$1,239,069	$1,093,971	$1,012,877	$862,250
Investment securities	150,959	104,600	98,595	101,329	49,453
Mortgage-backed securities	234,858	159,946	106,618	156,114	150,650
Total loans and leases receivable	950,806	886,301	814,282	670,658	610,964
Allowance for loan and lease losses	12,168	11,906	11,078	10,096	8,524
Goodwill, net	11,234	10,766	10,766	10,766	10,766
Deposits	980,969	880,674	811,283	761,911	670,413
Borrowings	344,769	271,386	203,622	179,305	129,398
Common shareholders’ equity	104,832	78,923	72,107	66,427	59,097
Total shareholders’ equity	104,832	78,923	72,107	66,427	59,097
Average balance sheet data:
Total assets	$1,347,132	$1,168,036	$1,046,741	$947,205	$818,905
Investment securities	131,711	102,827	91,153	71,481	49,881
Mortgage-backed securities	209,004	132,946	123,524	177,753	130,342
Total loans and leases receivable	916,273	848,550	747,174	622,545	584,400
Allowance for loan and lease losses	11,938	11,490	10,739	9,375	8,056
Goodwill, net	11,067	10,766	10,766	10,766	11,373
Deposits	928,374	858,739	779,540	706,338	644,795
Borrowings	306,344	227,365	192,068	174,668	115,677
Common shareholders’ equity	95,922	74,704	69,010	61,922	56,101
Total shareholders’ equity	95,922	74,704	69,010	61,922	56,101
Operating ratios:
Interest rate spread	2.92%	3.07%	2.91%	3.04%	3.12%
Net interest margin	3.35%	3.44%	3.28%	3.48%	3.75%
Efficiency ratio (b)	69.56%	70.41%	69.96%	65.15%	67.05%
Return on average assets (c)	0.71%	0.74%	0.69%	0.81%	0.77%
Return on average equity (c)	9.98%	11.53%	10.45%	12.37%	11.26%

	As of and for the year ended December 31,
	2005	2004	2003	2002(a)	2001
	(Dollars in thousands, except Per Share Data)
Asset quality ratios:
Nonperforming loans to total loans	0.04%	0.08%	0.30%	0.11%	0.12%
Nonperforming assets to total assets	0.03%	0.06%	0.23%	0.08%	0.12%
Allowance for loan and lease losses to nonperforming loans	2,932.05%	1,624.28%	449.96%	1,371.74%	1,132.01%
Allowance for loan and lease losses to total loans	1.28%	1.34%	1.36%	1.51%	1.40%
Net loans charged-off to average loans outstanding	0.13%	0.01%	0.08%	0.05%	0.08%
Capital ratios:
Average shareholders’ equity to average total assets	7.11%	6.40%	6.59%	6.54%	6.85%
Tier I leverage ratio	8.21%	7.06%	6.76%	6.19%	5.93%
Tier I risk-based capital ratio	12.62%	10.01%	9.71%	9.63%	9.86%
Total risk-based capital ratio	13.87%	11.26%	10.92%	10.88%	11.10%

(a)              Earnings for 2002 and subsequent years were positively impacted by the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” and SFAS 147, “Acquisitions of Certain Financial Institutions”. These Statements required the Company to cease amortizing its goodwill and begin reviewing it at least annually for impairment. In prior years, the amount of this amortization was $1.2 million annually. Also see discussion under “Recent Accounting Developments”.

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

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers a wide variety of commercial real estate, business, residential and consumer loans and leases, deposit products, nondeposit investment products, cash management and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the FHLB.

Overview

The past year marked a period of significant activity, change, and challenge for the Company. The Company consummated a capital offering, acquired an equipment leasing subsidiary (“Macrolease”), started a private banking group and opened two new branches. In addition, there were changes to the Company’s executive management team. For a fuller narrative commentary on these matters, refer to Item 1, “Business”.

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net interest margin, and the quality of the Company’s assets.

The Company’s net interest income is the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk”. How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under “Asset and Liability Management”.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition—Asset Quality”.

The Company’s business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as “core deposit accounts”. This strategy is based on the Company’s belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost and potential for fee income.

In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. This year, the Bank formed a private banking division and completed its first acquisition with the acquiring of an equipment leasing company located in Long Island, New York (“Macrolease”). The Bank will use the Macrolease platform to increase its portfolio of equipment leases, but expects to generate additional income by also originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank’s commercial customers, thereby expanding the Bank’s product offerings.

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 85% (based upon June 2005 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for deposits has intensified during the past few years. Institutions in the market have increased their advertising and promotional product offerings, spurred on by the various new entrants into the market.

In 2005, approximately 82.2% of the Company’s total revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. The Company continued efforts to diversify its sources of revenue, with emphasis on expanding sources of noninterest income (primarily fees and charges for products and services the Bank offers). The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 17.8% in 2005, as the Company experienced growth in the area of commissions on loans and leases originated for third parties and loan related fees.

During 2005, lower-yielding liquid savings accounts such as money market and NOW accounts declined; however core deposits remained flat due to moderate increases in demand deposit accounts. The Bank’s deposit growth was centered in higher-yielding CD’s. This shift in deposit mix has increased the Bank’s cost of funds. The combination of the flattening yield curve and cost of funds increase resulted in significant pressure on the Bank’s net interest margin, which has negatively affected net interest income. The Bank experienced an overall decrease in net interest margin, as 2005’s net interest margin of 3.35% was 9 basis points lower than 2004’s net interest margin of 3.44%.

The Company anticipates that 2006, and in particular, the flattening yield curve and shift in the deposit mix, will pose significant challenges to the Company. The future operating results of the Company will again depend on the ability to maintain and expand net interest margin, while minimizing exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

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

Allowance for loan and lease losses

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans and leases into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company’s ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan and lease portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. Nonperforming commercial, commercial real estate and small business loans in excess of a specified dollar amount are deemed to be “impaired”. The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral, the present value of expected future cash flows, and where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments. Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company’s balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets” and SFAS 147 “Acquisitions of Certain Financial Institutions”, the Company ceased amortizing this goodwill and began to review it at least annually for impairment.

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and generated $468,000 of goodwill.

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

Results of Operations

Net Interest Income

Net interest income for 2005 was $42.9 million, compared to $38.1 million for 2004 and $32.3 million for 2003. The net interest margin decreased in 2005 to 3.35%, compared to 3.44% in 2004. In 2003, the net interest margin was 3.28%. The increase in net interest income of $4.8 million, or 12.6%, during 2005 was primarily attributable to the continued growth of the Company. Average earning assets increased $172.4 million, or 15.6%, and average interest-bearing liabilities increased $143.4 million, or 15.6%, during 2005, compared to 2004.

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

Year ended December 31,
	2005			2004			2003
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield	balance	paid	yield
(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$8,015	$201	2.51%	$12,286	$138	1.12%	$15,993	$170	1.06%
Investment securities	131,711	5,537	4.20%	102,827	4,452	4.33%	91,153	3,999	4.39%
Mortgage-backed securities	209,004	9,313	4.46%	132,946	5,709	4.29%	123,524	4,886	3.96%
Stock in the FHLB	14,842	647	4.36%	10,811	308	2.85%	8,633	262	3.03%
Loans receivable:
Commercial loans and leases	421,429	28,015	6.65%	369,263	23,092	6.25%	309,105	19,494	6.31%
Residential mortgage loans	307,659	15,670	5.09%	337,825	17,087	5.06%	334,754	17,677	5.28%
Consumer and other loans	187,185	10,137	5.42%	141,462	6,933	4.90%	103,315	5,285	5.12%
Total earning assets	1,279,845	69,520	5.43%	1,107,420	57,719	5.21%	986,477	51,773	5.25%
Cash and due from banks	25,218			23,170			24,902
Allowance for loan and lease losses	(11,938)			(11,490)			(10,739)
Premises and equipment	13,765			12,709			11,732
Goodwill, net	11,067			10,766			10,766
Accrued interest receivable	5,174			4,584			4,554
Bank-owned life insurance	18,452			16,026			15,175
Prepaid expenses and other assets	5,549			4,851			3,874
Total assets	$1,347,132			$1,168,036			$1,046,741
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$94,296	590	0.63%	$123,064	1,172	0.95%	$114,767	1,363	1.19%
Money market accounts	17,577	235	1.34%	16,315	213	1.31%	11,587	121	1.04%
Savings accounts	337,756	4,734	1.40%	325,019	3,899	1.20%	301,667	4,043	1.34%
Certificate of deposit accounts	304,572	8,962	2.94%	225,381	5,638	2.50%	210,081	5,916	2.82%
Overnight and short-term borrowings	23,019	652	2.83%	16,643	157	0.94%	18,324	140	0.76%
Wholesale repurchase agreements	9,417	276	2.93%	—	—	0.00%	—	—	0.00%
FHLB borrowings	255,350	9,898	3.88%	193,234	7,505	3.88%	163,155	7,185	4.40%
Subordinated deferrable interest debentures	18,558	1,272	6.85%	17,487	1,041	5.95%	—	—	0.00%
Capital trust and other subordinated securities	—	—	0.00%	—	—	0.00%	10,589	685	6.47%
Total interest-bearing liabilities	1,060,545	26,619	2.51%	917,143	19,625	2.14%	830,170	19,453	2.34%
Noninterest-bearing deposits	174,173			168,960			141,438
Other liabilities	16,492			7,229			6,123
Total liabilities	1,251,210			1,093,332			977,731
Shareholders’ equity	95,922			74,704			69,010
Total liabilities and shareholders’ equity	$1,347,132			$1,168,036			$1,046,741
Net interest income		$42,901			$38,094			$32,320
Net interest rate spread			2.92%			3.07%			2.91%
Net interest rate margin			3.35%			3.44%			3.28%

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

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase/(decrease) due to			Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$124	$(61)	$63	$10	$(42)	$(32)
Investment securities	(132)	1,217	1,085	(53)	506	453
Mortgage-backed securities	223	3,381	3,604	435	388	823
Stock in the FHLB	199	140	339	(17)	63	46
Commercial loans and leases	1,519	3,404	4,923	(165)	3,763	3,598
Residential mortgage loans	118	(1,535)	(1,417)	(751)	161	(590)
Consumer and other loans	786	2,418	3,204	(230)	1,878	1,648
Total interest income	2,837	8,964	11,801	(771)	6,717	5,946
Interest expense:
NOW accounts	(346)	(236)	(582)	(285)	94	(191)
Money market accounts	5	17	22	35	57	92
Savings accounts	677	158	835	(443)	299	(144)
Certificate of deposit accounts	1,111	2,213	3,324	(690)	412	(278)
Overnight & short-term borrowings	416	79	495	31	(14)	17
FHLB and other borrowings	(81)	2,750	2,669	(909)	1,229	320
Capital trust and other subordinated securities	164	67	231	(59)	415	356
Total interest expense	1,946	5,048	6,994	(2,320)	2,492	172
Net interest income	$891	$3,916	$4,807	$1,549	$4,225	$5,774

Comparison of Years Ended December 31, 2005 and December 31, 2004

General

Net income for 2005 increased $955,000, or 11.1%, to $9.6 million, from $8.6 million for 2004. Earnings per diluted common share (“EPS”) was the same both years at $2.04. The main factor for the same level of EPS was the dilutive effect of the issuance of approximately 628,000 shares in the second quarter of 2005. The 2005 earnings represented a return on average assets of 0.71% and a return on average equity of 9.98% for 2005, as compared to a return on average assets of 0.74% and a return on average equity of 11.53% for 2004.

Net Interest Income

For 2005, net interest income was $42.9 million, compared to $38.1 million for 2004. The net interest margin for 2005 was 3.35% compared to a net interest margin of 3.44% for 2004. The increase in net interest income of $4.8 million, or 12.6%, was primarily attributable to the overall growth of the Company. Average earning assets increased $172.4 million, or 15.6%, and average interest-bearing liabilities increased $143.4 million, or 15.6%, over the preceding year. The decrease of 9 basis points in the net interest margin resulted primarily from compression in the interest rate environment, customer demand for higher-yielding term deposit products and the leverage program the Company undertook to partially offset the dilution of EPS caused by the issuance of additional common stock during the second quarter of 2005.

Interest Income—Investments

Total investment income (consisting of interest on overnight investments, investment securities and MBSs, and dividends on FHLB stock) was $15.7 million for 2005, compared to $10.6 million for 2004. This increase in total investment income of $5.1 million, or 48.0%, was attributable primarily to higher average balances in 2005. While yields on total investments increased moderately during 2005, the majority of the increase in investment income relates to the leverage program referred to above, which was concluded in the fourth quarter of 2005.

Interest Income—Loans and Leases

Interest from loans was $53.8 million for 2005, and represented a yield on total loans of 5.87%. This compares to $47.1 million of interest, and a yield of 5.55%, for 2004. Increased interest income resulting from growth in the average balance of loans of $67.7 million, or 8.0%, was augmented by an increase in the yield on loans of 32 basis points.

The average balance of the various components of the loan portfolio changed as follows:  commercial loans and leases increased $52.2 million, or 14.1%; consumer and other loans increased $45.7 million, or 32.3%; and residential mortgage loans decreased $30.2 million, or 8.9%. The yield on the various components of the loan portfolio changed as follows:  commercial loans and leases increased 40 basis points, to 6.65%; consumer and other loans increased 52 basis points, to 5.42%; and residential mortgage loans increased 3 basis points, to 5.09%. The yields on loans and leases benefited primarily from the increases in short-term interest rates that occurred throughout 2005.

Interest Expense—Deposits and Borrowings

Interest paid on deposits and borrowings increased by $6.9 million, or 35.6%, as short-term market interest rates increased during the past year. The overall average cost for interest-bearing liabilities increased 37 basis points from 2.14% for 2004, to 2.51% for 2005. The average balance of total interest-bearing liabilities increased $143.4 million, or 15.6%, from $917.1 million in 2004, to $1.06 billion in 2005. The growth in deposit average balances was centered primarily in certificate of deposit (“CD”) accounts (up $79.2 million, or 35.1%) and savings accounts (up $12.7 million, or 3.9%). These increases were somewhat offset by a decrease in NOW accounts (down $28.8 million, or 23.4%). Money market accounts remained consistent with prior year average balances, increasing $1.3 million, or 7.7%.

In addition, the Company increased its utilization of FHLB borrowings (up $45.2 million, or 19.3%). The Company also entered into wholesale repurchase agreements in 2005, aggregating $20 million by the end of the year. The cost of nondeposit borrowings increased 11 basis points in 2005 to 3.95%, compared to 3.84% in the prior year.

Customer demand for higher cost CDs and the longer-term funding required for the leverage program were the main drivers of both the overall average cost and average balance levels of interest-bearing liabilities. Liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.5 million for 2005, compared to $900,000 for 2004. The allowance, expressed as a percentage of total loans and leases, was 1.28% as of December 31, 2005, compared to 1.34% at the prior year-end and stood at 2932.1% of nonperforming loans and leases at December 31, 2005, compared to 1624.3% of nonperforming loans and leases at December 31, 2004. Net charge-offs for 2005 were $1.2 million, compared to $72,000 for 2004. The increase in net charge-offs occurred largely during the second quarter and was attributable to one asset-based credit. To resolve the credit, the Bank sold the loan to a third party at a discount, resulting in a $1.2 million charge-off.

Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses”.

Noninterest Income

Total noninterest income increased $693,000, or 8.1%, from $8.6 million for 2004, to $9.3 million for 2005. Excluding gains on sales of premises and equipment and net gains on investment sales, noninterest income increased $1.1 million or 14.3%. Deposit account service charges continue to represent the largest source of noninterest income for the Company, showing modest growth of $47,000, or 1.0%, to $4.6 million for 2005, compared to $4.5 million in the prior year. Loan related fees increased $483,000, or 89.3%, as the Bank experienced a higher level of prepayments in 2005 than in the previous year. Additionally, growth occurred in commissions on loans originated for third parties, with an increase of $113,000 from the prior year, or 159%. Commissions on leases originated for third parties of $245,000 and sales of Rhode Island tax credits of $220,000 were the key drivers to the growth in Other Income. On a net basis, gains on sales of investments and mortgage-backed securities were up moderately by $91,000 from the prior year. These increases were offset by declines in commission on nondeposit investment products as income was down $124,000, or 12.7%.

The following table sets forth the components of noninterest income:

	Year ended December 31,
	2005	2004
	(In thousands)
Service charges on deposit accounts	$4,561	$4,514
Loan related fees	1,024	541
Commissions on nondeposit investment products	849	973
Income from bank-owned life insurance	691	641
Commissions on loans originated for others	184	71
Gain on sale of Investments/MBSs	181	90
Gain on sale of premises and equipment	—	535
Other income	1,784	1,216
Total noninterest income	$9,274	$8,581

Noninterest Expense

Noninterest expenses for 2005 increased a total of $3.4 million, or 10.4%, to $36.3 million. This increase was primarily due to higher operating costs resulting from the continued growth of the Company as the Bank opened two new branches in 2005 and acquired Macrolease. The increase was centered in the following areas:  Salaries and employee benefits (up $2.4 million, or 14.1%), Occupancy costs (up $457,000, or 17.1%), Marketing (up $155,000, or 10.8%), Loan workout (up $107,000, or 97.3%) and Other expenses (up $471,000, or 11.5%). The Company did experience decreases in Loan servicing (down $124,000, or 11.4%) and Data processing (down $73,000, or 2.6%). Professional services remained constant with 2004 levels, showing a moderate increase of $52,000, or 2.6%, as costs incurred to comply with Sarbanes-Oxley Section 404 did not decrease. Overall, the Company’s efficiency ratio decreased slightly to 69.56% for 2005, from 70.41% for 2004.

The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2005	2004
	(In thousands)
Salaries and employee benefits	$19,476	$17,072
Occupancy and equipment	4,695	4,260
Data processing	2,759	2,832
Professional services	2,017	1,965
Marketing	1,584	1,429
Loan servicing	968	1,092
Loan workout and other real estate owned	217	110
Other expenses	4,576	4,105
Total noninterest expense	$36,292	$32,865

Income Tax Expense

The Company recorded income tax expense of $4.8 million for 2005, compared to $4.3 million for 2004. This represented total effective tax rates of 33.6% and 33.3%, respectively. Tax-favored income from BOLI, along with its utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses was $900,000 for 2004, compared to $1.6 million for 2003. The allowance, expressed as a percentage of total loans and leases, was 1.34% as of December 31, 2004, compared to 1.36% at the prior year-end and stood at 1624.3% of nonperforming loans and leases at December 31, 2004, compared to 450.0% of nonperforming loans and leases at December 31, 2003. Net charge-offs for 2004 were $72,000, compared to $618,000 for 2003. Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses”.

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

Financial Condition

Loans and Leases Receivable

Total loans and leases were $950.8 million, or 65.9% of total assets, at December 31, 2005, compared to $886.3 million, or 71.5% of total assets, at December 31, 2004, an increase of $64.5 million, or 7.4%. This increase is centered in commercial and consumer loans (where the Company concentrates its origination efforts) and was partially offset by a slight decrease in residential mortgage loans (which the Company primarily purchases). Total loans and leases as of December 31, 2005 are segmented in three broad categories: commercial loans and leases that aggregate $438.3 million or 46.1% of the portfolio; residential mortgages that aggregate $306.0 million, or 32.2% of the portfolio; and consumer and other loans that aggregate $206.5 million, or 21.7% of the portfolio.

The Company utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less.

The following is a summary of loans and leases receivable:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Commercial loans and leases:
Commercial real estate—owner occupied	$112,987	$93,027	$77,317	$59,249	$46,698
Commercial real estate—nonowner occupied	95,779	90,716	78,083	81,242	73,369
Commercial & industrial	73,620	78,918	67,925	57,389	53,677
Small business	38,641	37,820	30,429	28,750	24,122
Multi-family	33,725	32,415	28,730	18,952	14,927
Construction	37,772	32,319	30,632	18,101	14,027
Leases and other	49,342	38,116	19,548	17,613	12,715
Subtotal	441,866	403,331	332,664	281,296	239,535
Discount on leases acquired	(3,366)	(226)	—	—	—
Net deferred loan origination fees	(191)	(335)	(398)	(329)	(171)
Total commercial loans and leases	438,309	402,770	332,266	280,967	239,364
Residential mortgage loans:
One- to four-family adjustable rate	202,223	199,031	232,543	277,265	285,589
One- to four-family fixed rate	101,598	115,350	131,743	19,310	23,306
Subtotal	303,821	314,381	364,286	296,575	308,895
Premium on loans acquired	2,257	1,826	2,026	1,248	1,381
Net deferred loan origination fees	(62)	(72)	(82)	(60)	(64)
Total residential mortgage loans	306,016	316,135	366,230	297,763	310,212
Consumer and other loans:
Home equity—term loans	134,932	110,542	68,523	47,906	22,930
Home equity—lines of credit	67,959	53,551	42,067	37,381	28,460
Automobile	157	488	1,455	3,409	6,335
Installment	365	491	662	967	1,240
Savings secured	358	439	631	602	656
Unsecured and other	1,271	801	1,787	1,063	1,153
Subtotal	205,042	166,312	115,125	91,328	60,774
Premium on loans acquired	2	15	44	103	192
Net deferred loan origination costs	1,437	1,069	617	497	422
Total consumer and other loans	206,481	167,396	115,786	91,928	61,388
Total loans and leases receivable	$950,806	$886,301	$814,282	$670,658	$610,964

Commercial loans and leases—During 2005, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $35.5 million, or 8.8%. The primary drivers of this growth occurred in the commercial real estate and equipment leasing areas.

The Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $7.0 million or less in total loan commitments). Unlike most community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. Small business loans represented

8.9% of the commercial loan and lease portfolio at December 31, 2005. The Bank is a participant in the U.S Small Business Administration (“SBA”) Preferred Lender Program in both Rhode Island and Massachusetts.

The Bank historically has purchased equipment leases from originators outside of the Bank. The principal lessees were the U.S Government and its agencies for the vast majority of leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. With the addition of Macrolease in the second quarter of 2005, the Bank is now originating equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. At December 31, 2005, leases totaled $46.1 million, or 10.5% of the commercial loan and lease portfolio, with $25.8 million of government leases and $20.3 million of Macrolease-generated leases.

Residential mortgage loans—Residential mortgage loans decreased $10.1 million, or 3.2%, as repayments ($71.2 million) exceeded the total of purchases ($56.5 million) and originations ($5.0 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators.  Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

Consumer loans—During 2005, consumer loan outstandings increased $39.1 million, or 23.3%, to $206.5 million at December 31, 2005, from $167.4 million at December 31, 2004. The Company believes that these ten- and fifteen-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

The table below shows loan and lease originations, purchases, sales and repayment activities. Included within residential mortgage loan repayments is amortization of premium on purchased residential mortgages.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Originations and principal additions:
Loans and leases purchased:
Commercial loans and leases	$9,243	$3,257	$—	$—	$—
Residential mortgage loans	56,512	55,273	249,656	166,935	186,013
Consumer and other loans	—	—	—	—	4,902
Total loans and leases purchased	65,755	58,530	249,656	166,935	190,915
Loans and leases originated:
Commercial loans and leases	99,490	109,560	106,335	84,132	59,186
Residential mortgage loans	5,009	9,635	28,371	9,345	18,037
Consumer and other loans	82,426	90,655	65,831	51,951	22,332
Total loans and leases originated	186,925	209,850	200,537	145,428	99,555
Principal reductions:
Net charge-offs/transfers to OREO:
Commercial loans and leases	(1,205)	(98)	(565)	(400)	(981)
Residential mortgage loans	—	—	—	(58)	(304)
Consumer and other loans	(7)	(51)	(64)	(93)	(61)
Total net charge-offs/transfers to OREO	(1,212)	(149)	(629)	(551)	(1,346)
Principal payments:
Commercial loans and leases	(72,736)	(42,052)	(54,402)	(41,971)	(31,631)
Residential mortgage loans	(71,249)	(114,813)	(210,316)	(188,542)	(141,657)
Consumer and other loans	(42,978)	(39,417)	(41,970)	(21,304)	(23,928)
Total principal payments	(186,963)	(196,282)	(306,688)	(251,817)	(197,216)
Change in total loans and leases receivable (before net items)	$64,505	$71,949	$142,876	$59,995	$91,908

The following table sets forth certain information at December 31, 2005, regarding the aggregate dollar amount of certain loans maturing in the loan portfolio based on scheduled payments to maturity. Actual loan principal payments may vary from this schedule due to refinancings, modifications and other changes in loan terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
		After one,
	One year	but within	After
	or less	five years	five years
	(In thousands)
Construction/permanent loans	$23,420	$7,401	$6,951
Commercial & industrial loans (including leases)	41,434	56,707	21,547
Home equity lines of credit	77	56	68,469
Interest-only residential first mortgages	—	—	33,248
Small business loans	16,054	14,373	8,214
Total	$80,985	$78,537	$138,429

The following table sets forth as of December 31, 2005, the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
		Floating or
		adjustable
	Fixed rates	rates
	(In thousands)
Construction/permanent loans	$5,044	$9,308
Commercial & industrial loans (including leases)	63,926	14,328
Home equity lines of credit	—	68,525
Interest-only residential first mortgages	4,859	28,389
Small business loans	12,647	9,940
Total	$86,476	$130,490

Asset Quality

The definition of nonperforming assets includes nonperforming loans and Other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans. Included in nonaccrual loans at December 31, 2005, 2004 and 2003, were $141,000, $671,000 and $2.1 million of impaired loans, respectively.

Nonperforming Assets—At December 31, 2005, the Company had nonperforming assets of $415,000, or 0.03%, of total assets. This compares to nonperforming assets of $733,000 or 0.06% of total assets, at December 31, 2004, and nonperforming assets of $2.5 million, or 0.23% of total assets, at December 31, 2003. Nonperforming assets at December 31, 2005, consisted of commercial loans aggregating $235,000, consumer loans aggregating $61,000 and residential mortgage loans aggregating $119,000. Nonperforming assets at December 31, 2004 and 2003 were primarily comprised of nonaccrual commercial loans and nonaccrual residential mortgage loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2005 level of nonperforming assets is low relative to the size of the Company’s loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$415	$733	$2,462	$736	$753
Loans past due 90 days or more, but still accruing	—	—	—	—	—
Impaired loans (not included in nonaccrual loans)	—	—	—	—	—
Total nonperforming loans	415	733	2,462	736	753
Other nonperforming assets	—	—	—	58	264
Total nonperforming assets	$415	$733	$2,462	$794	$1,017
Nonperforming loans as a percent of total loans and leases	0.04%	0.08%	0.30%	0.11%	0.12%
Nonperforming assets as a percent of total assets	0.03%	0.06%	0.23%	0.08%	0.12%

Nonaccrual Loans—Accrual of interest income on all loans is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Residential mortgage loans are removed from nonaccrual when they become less than 90 days past due, and in the case of commercial and consumer loans, when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2005, nonaccrual loans totaled $415,000. Interest on nonaccrual loans that would have been recorded as additional income for the year ended December 31, 2005, had the loans been current in accordance with their original terms, totaled $23,000. This compares with $29,000 and $298,000 of foregone interest income on nonaccrual loans for the years ended December 31, 2004 and 2003, respectively.

The following table sets forth certain information regarding nonaccrual loans.

	December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total
	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans and leases	$235	0.02%	$709	0.08%	$2,256	0.28%
Residential mortgage loans	119	0.01%	24	0.00%	186	0.02%
Consumer and other loans	61	0.01%	—	0.00%	20	0.00%
Total nonaccrual loans	$415	0.04%	$733	0.08%	$2,462	0.30%

Delinquencies—At December 31, 2005, $5.3 million of loans were 30 to 89 days past due. This compares to $4.9 million and $943,000 of loans 30 to 89 days past due as of December 31, 2004 and 2003, respectively. The majority of these loans at December 31, 2005 and 2004 were commercial loans and at December 31, 2003 were residential mortgage loans.

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

The following table sets forth information as to loans delinquent for 30 to 89 days.

	December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total
	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Loans delinquent for 30 to 59 days:
Commercial loans and leases	$4,509	0.48%	$3,370	0.38%	$49	0.01%
Residential mortgage loans	399	0.04%	951	0.11%	250	0.03%
Consumer and other loans	139	0.01%	549	0.06%	47	0.01%
Total loans delinquent 30 to 59 days	5,047	0.53%	4,870	0.55%	346	0.05%
Loans delinquent for 60 to 89 days:
Commercial loans	—	—	—	—	—	—
Residential mortgage loans	299	0.03%	—	—	597	0.07%
Consumer and other loans	—	—	—	—	—	—
Total loans delinquent 60 to 89 days	299	0.03%	—	—	597	0.07%
Total loans delinquent 30 to 89 days	$5,346	0.56%	$4,870	0.55%	$943	0.12%

Adversely Classified Assets—The Company’s management adversely classifies certain assets as “substandard”, “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2005, the Company had $6.8 million of assets that were classified as substandard. This compares to $5.8 million and $5.5 million of assets that were classified as substandard at December 31, 2004 and 2003, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2005, included in the $6.8 million of assets that were classified as substandard, were $6.4 million of performing loans. This compares to $5.1 million and $3.1 million of adversely classified performing assets as of December 31, 2004 and 2003, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the December 31, 2005 level of adversely classified assets is low relative to the size and composition of the Company’s loan portfolio. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.

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

The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial loans and leases	$7,240	46.1%	$6,503	45.4%	$4,761	40.8%	$5,250	41.9%	$4,191	39.2%
Residential mortgage loans	1,653	32.2%	1,644	35.7%	1,922	45.0%	1,757	44.4%	1,835	50.8%
Consumer and other loans	2,159	21.7%	1,745	18.9%	1,248	14.2%	1,027	13.7%	787	10.0%
Unallocated	1,116	NA	2,014	NA	3,147	NA	2,062	NA	1,711	NA
Total	$12,168	100.0%	$11,906	100.0%	$11,078	100.0%	$10,096	100.0%	$8,524	100.0%

Assessing the appropriateness of the allowance for loan and leases losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the year-end allowance for loan and lease losses is appropriate.

A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $1.1 million at December 31, 2005, compared to $2.0 million at December 31, 2004.

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

During 2005, 2004 and 2003, the Bank made additions to the allowance of $1.5 million, $900,000 and $1.6 million and experienced net charge-offs of $1,212,000, $72,000 and $618,000, respectively. At December 31, 2005, the allowance for loan and leases losses stood at $12.2 million and represented 2932% of nonperforming loans and 1.28% of total loans outstanding. This compares to an allowance for loan and lease losses of $11.9 million, representing 1624% of nonperforming loans and 1.34% of total loans outstanding at December 31, 2004.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance at beginning of year	$11,906	$11,078	$10,096	$8,524	$7,294
Loans charged-off:
Commercial loans and leases	(1,266)	(98)	(565)	(400)	(406)
Residential mortgage loans	—	—	(17)	—	—
Consumer and other loans	(8)	(52)	(64)	(93)	(61)
Total loans charged-off	(1,274)	(150)	(646)	(493)	(467)
Recoveries of loans previously charged-off:
Commercial loans and leases	61	70	4	110	—
Residential mortgage loans	—	—	—	40	—
Consumer and other loans	1	8	24	40	28
Total recoveries of loans previously charged-off	62	78	28	190	28
Net (charge-offs) recoveries	(1,212)	(72)	(618)	(303)	(439)
Provision for loan losses charged against income	1,474	900	1,600	1,875	1,669
Balance at end of year	$12,168	$11,906	$11,078	$10,096	$8,524
Net charge-offs (recoveries) to average loans outstanding	0.13%	0.01%	0.08%	0.05%	0.08%

Investments

Total investments (consisting of overnight investments, investment securities, MBSs, and FHLB stock) totaled $412.2 million, or 28.6% of total assets, at December 31, 2005. This compares to total investments of $291.9 million, or 23.6% of total assets, as of December 31, 2004. The increase of $120.3 million, or 41.2%, was centered in growth in the investment securities, $46.4 million, and MBSs, $74.9 million. All $385.8 million of investment securities and MBSs at December 31, 2005 and 2004 were classified as securities available for sale. At December 31, 2005, the investment portfolio carried a total net unrealized loss of $5.0 million, compared to $1.0 million of net unrealized gains at December 31, 2004, with the primary driver of the change in unrealized gain/loss being the impact of rising interest rates.

The increase in total investments was driven by two primary factors. First, leverage transactions were entered into during the second, third and fourth quarters of 2005. These transactions were undertaken to partially offset the dilution in EPS resulting from the issuance of additional common stock during the second quarter of 2005. Second, cash flows were temporarily held in investments before being redeployed in the Bank’s loan portfolio and market conditions made purchases of MBSs generally more attractive than purchases of residential whole mortgage loans.

A summary of investment and mortgage-backed securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2005:
U.S. Agency obligations	$125,915	$—	$(1,921)	$123,994
Corporate debt securities	21,214	57	(608)	20,663
Trust preferred securities	6,199	108	(5)	6,302
U.S. Agency mortgage-backed securities	174,542	404	(1,486)	173,460
Collateralized mortgage obligations	62,907	—	(1,509)	61,398
Total	$390,777	$569	$(5,529)	$385,817
At December 31, 2004:
U.S. Agency obligations	$74,330	$219	$(358)	$74,191
Corporate debt securities	25,388	528	(43)	25,873
Trust preferred securities	4,235	301	—	4,536
U.S. Agency mortgage-backed securities	97,210	1,082	(333)	97,959
Collateralized mortgage obligations	62,371	52	(436)	61,987
Total	$263,534	$2,182	$(1,170)	$264,546
At December 31, 2003:
U.S. Agency obligations	$57,855	$226	$(153)	$57,928
Corporate debt securities	34,704	1,415	—	36,119
Trust preferred securities	4,269	283	(4)	4,548
U.S. Agency mortgage-backed securities	48,878	629	(26)	49,481
Collateralized mortgage obligations	57,150	254	(267)	57,137
Total	$202,856	$2,807	$(450)	$205,213

The following table sets forth the contractual maturities of investment and mortgage-backed securities available for sale and the weighted average yields of such securities:

	Within one year		After one, but within five years		After five, but within ten years		After ten years
	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield
	(Dollars in thousands)
At December 31, 2005:
U.S. Agency obligations	$14,815	2.81%	$109,179	4.11%	$—	0.00%	$—	0.00%
Corporate debt securities	5,045	4.94%	15,618	4.86%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,302	7.34%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	18,613	4.55%	154,847	4.62%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,398	4.52%
Total	$19,860	3.35%	$124,797	4.21%	$18,613	4.55%	$222,547	4.67%
At December 31, 2004:
U.S. Agency obligations	$—	0.00%	$74,190	3.66%	$—	0.00%	$—	0.00%
Corporate debt securities	4,073	5.68%	21,801	4.88%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,536	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	97,959	4.46%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,987	4.41%
Total	$4,073	5.68%	$95,991	3.94%	$—	0.00%	$164,482	4.54%
At December 31, 2003:
U.S. Agency obligations	$—	0.00%	$48,413	3.73%	$9,515	4.10%	$—	0.00%
Corporate debt securities	4,119	3.87%	32,000	5.14%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,548	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	49,481	3.67%
Collateralized mortgage obligations	—	0.00%	—	0.00%	450	6.50%	56,687	4.45%
Total	$4,119	3.87%	$80,413	4.27%	$9,965	4.21%	$110,716	4.26%

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2005, 2004 and 2003, the Bank purchased $0, $2.0 million and $0 of BOLI, respectively. The cash surrender value of these life insurance policies was $18.8 million and $18.1 million at December 31, 2005 and 2004, respectively. The Bank recorded income from the BOLI policies of $691,000 in 2005, $641,000 in 2004 and $723,000 in 2003.

Deposits and Borrowings

The Company continues to devote time and resources to its deposit-gathering network. The Company experienced a net increase of $100.3 million, or 11.4%, in total deposits during 2005, to $981.0 million at December 31, 2005, from $880.7 million at December 31, 2004. This increase in total deposits is summarized as follows: demand deposit accounts were up $17.4 million, or 10.4%, savings accounts were up $1.3 million, or 0.4%, and CDs were up $104.5 million, or 42.1%. Meanwhile, NOW and money market accounts were down $18.6 million, or 17.2%, and $4.4 million, or 26.5%, respectively. The Company was able to moderately increase demand deposit accounts throughout 2005 despite the consumer preference throughout the year for higher yielding term deposit products in this rate environment. Overall, core deposits remained essentially flat on a dollar basis year over year, with a slight decrease of $4.2 million, or 0.7%, from December 31, 2004 levels. However, the balance sheet mix changed from the prior year due to the growth in CD balances. Core deposit accounts as percentage of total deposits decreased to 64.0% at December 31, 2005 from 71.8% at December 31, 2004.

By comparison, total deposits increased $69.4 million, or 8.6%, during 2004 and can be summarized as follows:  demand deposit accounts increased $7.8 million, or 4.9%, NOW and money market accounts decreased $21.7 million, or 14.8%, savings accounts increased $47.6 million, or 16.3%, and CDs increased $35.8 million, or 16.8%, during 2004.

The following table sets forth certain information regarding deposits:

	December 31,
	2005			2004			2003
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$89,594	9.1%	0.54%	$108,159	12.3%	0.76%	$129,398	16.0%	1.13%
Money market accounts	12,122	1.2%	1.31%	16,489	1.9%	1.22%	16,937	2.1%	1.29%
Savings accounts	341,115	34.8%	1.66%	339,836	38.6%	1.25%	292,277	36.0%	1.18%
Certificate of deposit accounts	353,049	36.0%	3.34%	248,508	28.2%	2.55%	212,755	26.2%	2.55%
Total interest bearing deposits	795,880	81.1%	2.28%	712,992	81.0%	1.63%	651,367	80.3%	1.62%
Noninterest bearing accounts	185,089	18.9%	0.00%	167,682	19.0%	0.00%	159,916	19.7%	0.00%
Total deposits	$980,969	100.0%	1.85%	$880,674	100.0%	1.32%	$811,283	100.0%	1.30%

At December 31, 2005, CDs with balances greater than $100,000 aggregated $98.0 million, compared to $52.4 million and $31.0 million at December 31, 2004 and 2003, respectively.

Overnight and short-term borrowings, along with FHLB borrowings, increased $73.4 million, or 29.0%, during 2005, to $326.2 million, from $252.8 million at December 31, 2004. The Company had $190.2 million of borrowings outstanding at the end of 2003. The increases were the result of the Company utilizing borrowings to fund asset growth. The Company, through the Bank’s membership in the FHLB, has access to a number of different funding structures. During 2005, the Bank also utilized wholesale repurchase agreements because of favorable spreads compared to FHLB borrowings.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2005, overnight investments, investment securities and mortgage-backed securities available for sale amounted to $396.2 million, or 27.5% of total assets. This compares to $278.6 million, or 22.5% of total assets, at December 31, 2004. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company’s liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Commitments and Contingent Liabilities

The following table sets forth the contractual obligations of the Company:

	Payments due or commitment expiring—by period
	Total	Less than one year	One to three years	Four to five years	After five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$279,973	$79,250	$69,797	$63,702	$67,224
Subordinated deferrable interest debentures	18,558	—	—	—	18,558
Lease obligations	13,468	1,314	2,827	1,687	7,640
Other:
Treasury, Tax and Loan payments	2,387	2,387	—	—	—
Retail repurchase agreements	23,851	23,851	—	—	—
Wholesale repurchase agreements	20,000	—	—	—	20,000
Total contractual cash obligations	$358,237	$106,802	$72,624	$65,389	$113,422
Other commitments:
Commitments to originate or purchase loans	$37,623	$37,623	$—	$—	$—
Unused lines of credit and other commitments	177,317	74,255	14,942	545	87,575
Letters of credit	1,895	1,526	369	—	—
Supplemental retirement benefits	1,799	—	—	—	1,799
Total other commitments	$218,634	$113,404	$15,311	$545	$89,374

In connection with the Macrolease acquisition, the Company has an obligation to issue up to 20,342 shares of its common stock over the next four years contingent upon Macrolease reaching specified performance criteria.

The Company continues to monitor a receivable recorded in the fourth quarter of 2005 that related to the unauthorized actions of a former employee, which could result in a future impairment charge. The Company’s maximum exposure at December 31, 2005 was $1.3 million. As of February 28, 2006, the Company’s estimated exposure ranged from $0 to $900,000. The Company has notified its insurance carrier regarding the circumstances giving rise to the receivable and will seek recovery from its carrier if it incurs a loss.

Capital Resources

Total shareholders’ equity of the Company at December 31, 2005 was $104.8 million, as compared to $78.9 million at December 31, 2004. Major activity in shareholders’ equity during 2005 can be summarized as follows: the stock offering in the second quarter yielded $21.5 million, net income for the year was $9.6 million, dividends paid on Common Stock totaled $2.7 million, proceeds from the exercise of options totaled $1.2 million, Macrolease acquisition was $0.3 million and net unrealized gains and losses on securities decreased $3.9 million.

All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2005, the Bank’s Tier I leverage ratio stood at 6.67%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well capitalized”. According to these standards, the Bank had a Tier I risk-weighted capital ratio of 10.26% and a Total risk-weighted capital ratio of 11.51% at December 31, 2005.

The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2005, the Company’s Tier I leverage ratio was 8.21%, its Tier I Risk-based capital ratio was 12.62% and its Total Risk-based capital ratio was 13.87%.

As of December 31, 2005, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC.

The decision by the SEC to require the deconsolidation of “special purpose entities” under FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, has led the FRB to further limit the inclusion of trust preferred securities in future Tier I capital calculations. To date, the Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company’s growth. If trust preferred securities are not available as a source of future Tier I capital, the Company expects to use other forms of capital (e.g., common or preferred equity) to support its growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

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

Recent Accounting Developments

In December 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. The FSP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. FSP SOP 94-6-1 is effective for all periods after December 19, 2005. The adoption of this FSP on December 31, 2005 did not materially impact the Company’s financial statements.

In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which superseded Emerging Issues Task Force Issue (“EITF”) 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. The FSP also carries forward the disclosure requirements of EITF 03-1. FSP 115-1 is effective for periods beginning after December 15, 2005. The Company does not anticipate FSP 115-1 will materially impact its financial statements upon adoption on January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 154, “Accounting Changes and Error Corrections”. This statement replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate SFAS 154 will materially impact its financial statements upon adoption on January 1, 2006.

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”, which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123-R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. The Company adopted SFAS 123-R on January 1, 2006.

The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123-R may differ from the calculation of compensation cost presented in the footnotes to the financial statements, but management has not yet quantified such differences. The Company expects that the adoption of SFAS 123-R will not have a material impact on its overall financial position. However, the Company will be required to recognize expense on new stock options granted, which may have a material impact on the Company’s statement of operations. The Company had fully vested all previously granted options as of December 30, 2005.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities—Revised.” FIN 46-R revises FIN 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.”  FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. Adoption of this Interpretation did not have a material impact on the Company’s financial statements.

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The principal objective of the Company’s asset and liability management process is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity or repricing periods. The asset and liability management process is dependent on numerous assumptions, many of which require significant judgments by the Company. The Company’s actions in this regard are taken under the guidance of the Bank’s Asset/Liability Committee (“ALCO”) that is comprised of members of senior management. The ALCO generally meets monthly and is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Company has not engaged in any derivative transactions in connection with hedging activities.

The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of December 31, 2005, net interest income simulation indicated that the Company’s exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and will adopt changes based upon changing market conditions or industry standards.

The following table presents the estimated impact of interest rate ramps on estimated net interest income over a 24-month period beginning January 1, 2006:

	Estimated impact on
	net interest income
	Dollar	Percent
	change	change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 200 basis point ramp	$476	1.09%
Down 200 basis point ramp	(698)	(1.60)%
Subsequent Twelve Month Period:
Up 200 basis point ramp	$(1,710)	(3.81)%
Down 200 basis point ramp	(1,328)	(2.96)%

The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2005, the Company’s cumulative one-year gap was a negative $140 million, or 9.7% of total assets, compared to positive $3.0 million, or 0.2% of total assets at the end of 2004.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2005. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and MBSs have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within	Over	Over Six	Over One
	Three	Three to	to Twelve	Year to	Over
	Months	Six months	months	Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$10,370	$—	$—	$—	$—	$10,370
Investment securities	7,005	1,000	19,005	123,004	945	150,959
Mortgage-backed securities	13,911	12,181	24,207	126,736	57,823	234,858
FHLB Stock	16,062	—	—	—	—	16,062
Commercial loans and leases	126,349	28,062	46,607	198,248	39,043	438,309
Residential mortgage loans	17,631	17,328	32,618	180,872	57,567	306,016
Consumer and other loans	78,964	8,881	16,099	74,025	28,512	206,481
Total interest-earning assets	270,292	67,452	138,536	702,885	183,890	1,363,055
Interest-bearing liabilities:
NOW accounts	7,466	7,466	14,933	59,729	—	89,594
Money market accounts	1,010	1,010	2,020	8,082	—	12,122
Savings accounts	28,530	28,530	57,060	226,995	—	341,115
Certificate of deposit accounts	98,943	74,878	120,476	58,710	42	353,049
Overnight & short-term borrowings	26,238	—	—	—	—	26,238
FHLB and other borrowings	76,134	17,400	44,370	124,891	37,178	299,973
Subordinated deferrable interest debentures	10,310	—	—	5,155	3,093	18,558
Total interest-bearing liabilities	248,631	129,284	238,859	483,562	40,313	1,140,649
Net interest sensitivity gap during the period	$21,661	$(61,832)	$(100,323)	$219,323	$143,577	$222,406
Cumulative gap—12/31/05	$21,661	$(40,171)	$(140,494)	$78,829	$222,406
Cumulative gap—12/31/04	$121,134	$50,888	$2,996	$40,909	$193,792
Interest-sensitive assets as a percent of Interest-sensitive liabilities (cumulative)	108.71%	89.37%	77.22%	107.16%	119.50%
Cumulative gap as a percent of total assets	1.50%	-2.79%	-9.74%	5.47%	15.42%

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

The index to financial statements is included on page 56 of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’ s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

There is no other information to report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the Sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position
Merrill W. Sherman	57	President and Chief Executive Officer
Linda H. Simmons	46	Chief Financial Officer and Treasurer
Jeffrey W. Angus	50	Vice President
James V. DeRentis	44	Vice President
Margaret D. Farrell	56	Secretary

Merrill W. Sherman.   Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a BELO Corp. subsidiary.

Linda H. Simmons.   Ms. Simmons has served as Chief Financial Officer and Treasurer of the Company and Bank since July 2005 and served as the Bank’s Executive Vice President—Finance and Treasurer since September 2004. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group where she held various positions with responsibilities in the asset/liability management area.

Jeffrey W. Angus.   Mr. Angus has served as Vice President of the Company and Executive Vice President and Chief Operating Officer of the Bank since December 2005. From 1998 until 2004, Mr. Angus served as senior vice president of information systems and as a corporate officer at New England Business Service, Inc.

James V. DeRentis.   Mr. DeRentis has served as Vice President of the Company since December 2005 and the Bank’s Chief Business Officer since October 2005. Mr. DeRentis previously served as the Bank’s Executive Vice President—Retail Banking from October 2001 through September 2005. Immediately prior, Mr. DeRentis served as the Bank’s Senior Vice President—Retail Banking from December 1998 through October 2001.

Margaret D. Farrell.   Ms. Farrell has served as Secretary of the Company and Bank since their formation. Ms. Farrell has been a partner of the law firm of Hinckley, Allen & Snyder LLP since 1981. Ms. Farrell is also a director of the Company and the Bank.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company will provide a copy of the Codes to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, http://www.bankri.com, under “Investor Relations”. The Company has posted the Codes on the Company’s website under “Investor Relations” and intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section entitled “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2005:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	478,480	(1)	$21.42	121,163	(2)
Equity Compensation Plans Not Approved by Security Holders	0		N/A	0
Total	478,480		$21.42	121,163

(1)          Includes 428,980 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 49,500 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)          Includes 119,663 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 1,500 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 15 to the Company’s Consolidated Financial Statements included in this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section entitled “Transactions with Management” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)          (1)   Financial Statements

The following consolidated financial statements appear in response to Item 8 of this report commencing on the page numbers specified below:

Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm on Management’s Assessment of and the Effectiveness of Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

(2)   Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)   Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended(1)
3.2	By-laws of the Company, as amended
10.1	Employment Agreement of Merrill W. Sherman dated December 18, 2000(2)†
10.2	Employment Agreement of Linda H. Simmons dated September 8, 2004(3)†
10.3	Employment Agreement of Jeffrey W. Angus dated February 24, 2006†
10.4	Employment Agreement of James V. DeRentis dated December 18, 2000(2)†
10.4(a)	Amendment to Employment Agreement of James V. DeRentis dated February 24, 2006†
10.5	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan(2)†
10.6	Amended and Restated Non-Employee Director Stock Plan(4)†
10.6(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan(5)†
10.7(a)	Bank Rhode Island Supplemental Executive Retirement Plan, as amended by Amendments No. 1 and No. 2(1)†

10.7(b)	Amendment No. 3 to Bank Rhode Island Supplemental Executive Retirement Plan(2)†
10.7(c)	Amendment No. 4 to Bank Rhode Island Supplemental Executive Retirement Plan†
10.7(d)	Amendment No. 5 to Bank Rhode Island Supplemental Executive Retirement Plan(6)†
10.7(e)	Amendment No. 6 to Bank Rhode Island Supplemental Executive Retirement Plan(7)†
10.8	Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1(1)†
10.8(a)	Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan (8)†
10.9	Executive Incentive Bonus Plan(9)†
10.10	Bank Rhode Island 2002 Supplemental Executive Retirement Plan(8)†
10.10(a)	Amendment No. 1 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(10)†
10.10(b)	Amendment No. 2 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(11)†
10.10(c)	Amendment No. 4 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(11)†
10.11	Restricted Stock Agreement by and among Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman(12)†
10.12	Form of Bank Rhode Island Split Dollar Agreement(6)†
10.13	2002 Equity Incentive Plan(13)†
11	Computation of earnings per share(14)
21	List of Subsidiaries
23	Consent of KPMG LLP, as independent registered public accountants for the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-4, SEC File No. 333-33182

(2)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(4)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(6)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(7)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ened December 31, 2004.

(8)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(9)          Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.

(10)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(11)   Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2005.

(12)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(13)   Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(14)   The calculation of earnings per share is set forth as Note 20 to the Company’s audited consolidated financial statements.

†                    Management contract or compensatory plan or arrangement.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.
Date: March 6, 2006	By:	/s/ Merrill W. Sherman
Merrill W. Sherman
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2005, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill W. Sherman	/s/ Linda H. Simmons	/s/ Michael J. Hebert
Merrill W. Sherman,	Linda H. Simmons,	Michael J. Hebert,
President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer)	Controller (Principal Accounting Officer)
Date: March 6, 2006	Date: March 6, 2006	Date: March 6, 2006
/s/ Karen Adams	/s/ Meredith A. Curren	/s/ Bogdan Nowak
Karen Adams, Director	Meredith A. Curren, Director	Bogdan Nowak, Director
Date: March 6, 2006	Date: March 6, 2006	Date: March 6, 2006
/s/ Anthony F. Andrade	/s/ Karl F. Ericson	/s/ Cheryl W. Snead
Anthony F. Andrade, Director	Karl F. Ericson, Director	Cheryl W. Snead, Director
Date: March 6, 2006	Date: March 6, 2006	Date: March 6, 2006
/s/ John R. Berger	/s/ Margaret D. Farrell	/s/ Pablo Rodriguez
John R. Berger, Director	Margaret D. Farrell, Director	Pablo Rodriguez, Director
Date: March 6, 2006	Date: March 6, 2006	Date: March 6, 2006
/s/ Malcolm G. Chace	/s/ Mark R. Feinstein	/s/ John A. Yena
Malcolm G. Chace, Director and	Mark R. Feinstein, Director	John A. Yena, Director
Chairman of the Board	Date: March 6, 2006	Date: March 6, 2006
Date: March 6, 2006
/s/ Ernest J. Chornyei, Jr.	/s/ Edward J. Mack
Ernest J. Chornyei, Jr., Director	Edward J. Mack, Director
Date: March 6, 2006	Date: March 6, 2006

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

Bancorp Rhode Island, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Bancorp Rhode Island, Inc.’s Independent Registered Public Accounting Firm have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

Merrill W. Sherman	Linda H. Simmons
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm on Management’s
Assessment of and the Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bancorp Rhode Island, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island

March 6, 2006

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island

March 6, 2006

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands)
Assets
Assets:
Cash and due from banks (Note 4)	$30,177	$21,585
Overnight investments	10,370	14,094
Total cash and cash equivalents	40,547	35,679
Investment securities available for sale (amortized cost of $153,328 and $103,953, respectively) (Notes 5, 11 and 12)	150,959	104,600
Mortgage-backed securities available for sale (amortized cost of $237,449 and $159,581, respectively) (Notes 6 and 12)	234,858	159,946
Stock in the Federal Home Loan Bank of Boston (Note 12)	16,062	13,229
Loans and leases receivable (Notes 7, 11 and 12):
Commercial loans and leases	438,309	402,770
Residential mortgage loans	306,016	316,135
Consumer and other loans	206,481	167,396
Total loans and leases receivable	950,806	886,301
Allowance for loan and lease losses (Note 8)	(12,168)	(11,906)
Net loans and leases receivable	938,638	874,395
Premises and equipment, net (Note 9)	14,858	11,857
Goodwill, net (Notes 2 and 3)	11,234	10,766
Accrued interest receivable	6,965	5,666
Investment in bank-owned life insurance (Note 2)	18,824	18,132
Prepaid expenses and other assets (Note 13)	9,334	4,799
Total assets	$1,442,279	$1,239,069
Liabilities and Shareholders’ Equity
Liabilities:
Deposits (Note 10):
Demand deposit accounts	$185,089	$167,682
NOW accounts	89,594	108,159
Money market accounts	12,122	16,489
Savings accounts	341,115	339,836
Certificate of deposit accounts	353,049	248,508
Total deposits	980,969	880,674
Overnight and short-term borrowings (Note 11)	26,238	18,050
Wholesale repurchase agreements (Note 11)	20,000	—
Federal Home Loan Bank of Boston borrowings (Note 12)	279,973	234,778
Subordinated deferrable interest debentures (Note 13)	18,558	18,558
Other liabilities	11,709	8,086
Total liabilities	1,337,447	1,160,146
Commitments and contingencies (Notes 3, 9, 17 and 21)
Shareholders’ equity (Notes 1, 3 and 19):
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares: Issued and outstanding: none	—	—
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued and outstanding: 4,719,126 and 4,010,554 shares, respectively	47	40
Additional paid-in capital	65,768	42,852
Retained earnings	42,241	35,373
Accumulated other comprehensive income (loss), net (Notes 5 and 6)	(3,224)	658
Total shareholders’ equity	104,832	78,923
Total liabilities and shareholders’ equity	$1,442,279	$1,239,069

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Interest and dividend income:
Commercial loans and leases	$28,015	$23,092	$19,494
Residential mortgage loans	15,670	17,087	17,677
Consumer and other loans	10,137	6,933	5,285
Mortgage-backed securities	9,313	5,709	4,886
Investment securities	5,537	4,452	3,999
Overnight investments	201	138	170
Federal Home Loan Bank of Boston stock dividends	647	308	262
Total interest and dividend income	69,520	57,719	51,773
Interest expense:
NOW accounts	590	1,172	1,363
Money market accounts	235	213	121
Savings accounts	4,734	3,899	4,043
Certificate of deposit accounts	8,962	5,638	5,916
Overnight and short-term borrowings	652	157	140
Wholesale repurchase agreements	276	—	—
Federal Home Loan Bank of Boston borrowings	9,898	7,505	7,185
Subordinated deferrable interest debentures	1,272	1,041	—
Company-obligated mandatorily redeemable capital securities	—	—	685
Total interest expense	26,619	19,625	19,453
Net interest income	42,901	38,094	32,320
Provision for loan and lease losses (Note 8)	1,474	900	1,600
Net interest income after provision for loan and lease losses	41,427	37,194	30,720
Noninterest income:
Service charges on deposit accounts	4,561	4,514	3,915
Loan related fees	1,024	541	915
Commissions on nondeposit investment products	849	973	875
Income from bank-owned life insurance	691	641	723
Commissions on loans originated for others	184	71	355
Gain/(loss) on sales of mortgage-backed securities	181	(260)	104
Gain on sales of investment securities	—	350	984
Gain on sales of premises and equipment	—	535	—
Other income	1,784	1,216	959
Total noninterest income	9,274	8,581	8,830
Noninterest expense:
Salaries and employee benefits (Note 15)	19,476	17,072	14,496
Occupancy (Note 9)	3,126	2,669	2,390
Equipment	1,569	1,591	1,496
Data processing	2,759	2,832	2,777
Marketing	1,584	1,429	1,250
Professional services	2,017	1,965	1,374
Loan servicing	968	1,092	1,034
Loan workout and other real estate owned	217	110	73
Other expenses (Note 16)	4,576	4,105	3,900
Total noninterest expense	36,292	32,865	28,790
Income before income taxes	14,409	12,910	10,760
Income tax expense (Note 14)	4,840	4,296	3,546
Net income	$9,569	$8,614	$7,214
Per share data (Notes 2 and 20):
Basic earnings per common share	$2.14	$2.17	$1.89
Diluted earnings per common share	$2.04	$2.04	$1.77
Average common shares outstanding—basic	4,478,081	3,975,413	3,819,232
Average common shares outstanding—diluted	4,697,134	4,222,856	4,085,878

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income/
	Stock	Stock	Capital	Earnings	(Loss)	Total
	(In thousands, except per share info)
Balance at December 31, 2002	$—	$38	$40,134	$24,002	$2,253	$66,427
Net income	—	—	—	7,214	—	7,214
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(15)					31	31
Reclassification adjustment, net of taxes of $359					(729)	(729)
Comprehensive income						6,516
Exercise of stock options	—	—	513	—	—	513
Exercise of stock warrants	—	1	662	—	—	663
Tax effect of disqualifying disposition of stock option exercises	—	—	95	—	—	95
Common stock issued for incentive stock award, net	—	—	35	—	—	35
Dividends on common stock ($0.56 per common share)	—	—	—	(2,142)	—	(2,142)
Balance at December 31, 2003	—	39	41,439	29,074	1,555	72,107
Net income	—	—	—	8,614	—	8,614
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $432					(838)	(838)
Reclassification adjustment, net of taxes of $31					(59)	(59)
Comprehensive income						7,717
Exercise of stock options	—	—	566	—	—	566
Exercise of stock warrants	—	1	699	—	—	700
Tax effect of disqualifying disposition of stock option exercises	—	—	113	—	—	113
Common stock issued for incentive stock award, net	—	—	35	—	—	35
Dividends on common stock ($0.58 per common share)	—	—	—	(2,315)	—	(2,315)
Balance at December 31, 2004	—	40	42,852	35,373	658	78,923
Net income	—	—	—	9,569	—	9,569
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $2,027					(3,764)	(3,764)
Reclassification adjustment, net of taxes of $63					(118)	(118)
Comprehensive income						5,687
Proceeds from stock offering	—	7	21,450			21,457
Acquisition of Macrolease	—	—	250			250
Exercise of stock options	—	—	825	—	—	825
Share-based compensation	—	—	49	—	—	49
Tax effect of disqualifying disposition of stock option exercises	—	—	309	—	—	309
Common stock issued for incentive stock award, net	—	—	33	—	—	33
Dividends on common stock ($0.60 per common share)	—	—	—	(2,701)	—	(2,701)
Balance at December 31, 2005	$—	$47	$65,768	$42,241	$(3,224)	$104,832

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$9,569	$8,614	$7,214
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,680	3,656	4,604
Provision for loan and lease losses	1,474	900	1,600
Gain on sales of investment securities	—	(350)	(984)
Loss/(gain) on sales of mortgage-backed securities	(181)	260	(104)
Gain on sales of premises and equipment	—	(535)	—
Gain on other real estate owned	(14)	(2)	(15)
Income from bank-owned life insurance	(691)	(641)	(723)
Share-based compensation expense	82	35	35
(Increase) decrease in accrued interest receivable	(1,299)	(69)	586
(Increase) in prepaid expenses and other assets	(2,445)	(479)	(760)
Increase in other liabilities	3,623	1,127	1,725
Other, net	(406)	(165)	83
Net cash provided by operating activities	12,392	12,351	13,261
Cash flows from investing activities:
Origination of:
Residential mortgage loans	(5,009)	(9,617)	(28,331)
Commercial loans and leases	(99,490)	(109,448)	(106,103)
Consumer loans	(82,426)	(91,382)	(66,195)
Purchase of:
Investment securities available for sale	(63,520)	(63,982)	(82,738)
Mortgage-backed securities available for sale	(142,287)	(107,486)	(82,484)
Residential mortgage loans	(56,512)	(55,716)	(251,496)
Commercial loans and leases	(9,243)	(3,004)	—
Federal Home Loan Bank of Boston stock	(2,833)	(3,675)	(1,871)
Principal payments on:
Investment securities available for sale	13,999	46,000	56,832
Mortgage-backed securities available for sale	50,654	47,759	104,453
Residential mortgage loans	71,218	114,813	210,316
Commercial loans and leases	72,736	42,052	54,402
Consumer loans	42,978	39,417	41,970
Proceeds from sale of investment securities available for sale	—	10,946	29,407
Proceeds from sale of mortgage-backed securities available for sale	13,754	5,572	25,164
Capital expenditures for premises and equipment	(5,372)	(2,165)	(4,603)
Proceeds from sale of premises and equipment	—	1,206	—
Proceeds from disposition of other real estate owned	261	2	56
Purchase of bank-owned life insurance	—	(2,000)	—
Net cash used in investing activities	(201,092)	(140,708)	(101,221)
Cash flows from financing activities:
Net increase in deposits	100,295	69,391	49,372
Net increase (decrease) in overnight and short-term borrowings	8,188	4,590	(13,904)
Proceeds from long-term borrowings	333,908	204,155	111,153
Repayment of long-term borrowings	(268,713)	(140,981)	(72,932)
Proceeds from issuance of common stock	22,282	1,266	1,176
Tax effect of disqualifying disposition of stock options	309	113	95
Dividends on common stock	(2,701)	(2,315)	(2,142)
Net cash provided by financing activities	193,568	136,219	72,818
Net increase (decrease) in cash and cash equivalents	4,868	7,862	(15,142)
Cash and cash equivalents at beginning of year	35,679	27,817	42,959
Cash and cash equivalents at end of year	$40,547	$35,679	$27,817
Supplementary disclosures:
Cash paid for interest	$25,137	$19,305	$19,604
Cash paid for income taxes	5,592	4,729	2,867
Non-cash transactions:
Acquisition of Macrolease	250	—	—
Change in other comprehensive income, net of taxes	(3,882)	(897)	(698)
Change in borrowings resulting from adoption of FIN 46-R	—	—	(403)

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

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers a wide variety of commercial real estate, business, residential and consumer loans and leases, deposit products, nondeposit investment products, cash management and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

(2)          Summary of Significant Accounting Policies

Basis of Presentation—The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to prevailing practices within the banking industry. The Company has one reportable operating segment. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Use of Estimates—In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses and review of goodwill for impairment.

Principles of Consolidation—At December 31, 2005 and 2004, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and Macrolease Corporation (an equipment leasing company). The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised” on December 31, 2003, and therefore deconsolidated its statutory trust subsidiaries as of that date. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Investment and Mortgage-Backed Securities—Debt securities are classified as held to maturity, available for sale, or trading. As of December 31, 2005 and 2004, all of the Company’s securities were classified as available for sale. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes.

Premiums and discounts on securities are amortized or accreted into income by the level-yield method. Declines in the fair values of securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that management concludes that other-than-temporary impairment occurs. The Company uses various indicators in determining whether a security is other-than-temporarily impaired, including for debt securities, when it is probable that the contractual interest and principal will not be collected.

Gains and losses on the sale of securities are recognized at the time of sale on a specific identification basis.

Loans and Leases Receivable—Loans are stated at the principal amount outstanding, net of unamortized premiums, discounts, or deferred fees and costs. Interest income is accrued on a level-yield basis over the life of the loan.

Leases which meet the appropriate criteria specified in Statement of Financial Accounting Standard (“SFAS”) 13, “Accounting for Leases”, are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

Premiums, discounts, and deferred loan origination fees and costs and lease origination costs are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Allowance for Loan and Lease Losses—The allowance for loan and lease losses is established for credit losses inherent in the loan portfolio through a charge to earnings. When management believes that the collectibility of a loan’s principal balance or portions thereof, is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

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

Other Real Estate Owned—Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.

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

Premises and Equipment—Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

Impairment of Long-Lived Assets except Goodwill—The Company reviews long-lived assets, including premises and equipment and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less any costs of disposal.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Goodwill—Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. As a result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, business acquisition goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment using market value comparisons. In the event that the Company was to determine that its goodwill was impaired, an impairment writedown would be charged against earnings.

Bank-Owned Life Insurance—Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for the Bank’s benefit obligations to its employees, including the Bank’s obligations under its Supplemental Executive Retirement Plans. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value of the policies, less any applicable cash surrender charges, is included in other assets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers are reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Securities Sold Under Agreements to Repurchase—The Bank enters into sales of securities under agreements to repurchase, with both the Bank’s commercial customers (“retail repurchase agreements”) and financial institutions (“wholesale repurchase agreements”). These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

Employee Benefits—The Bank maintains a Section 401(k) savings plan for employees of the Bank and its subsidiaries. Under the plan, the Bank makes a matching contribution of the amount contributed by each participating employee, up to 4% of the employee’s yearly salary, subject to Internal Revenue Service (“IRS”) limits. The Bank’s contributions are charged against current operations in the year made.

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation”. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the Statement allows a company to continue to measure compensation cost for such plans using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”. Under APB 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company’s common stock. The Company has elected to continue to follow the accounting in APB 25. SFAS 123 requires companies that elect to continue to follow the accounting in APB 25 to disclose in the notes to their financial statements various information as if the fair value based method of accounting had been applied.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the differences between the fair value and intrinsic value methods of accounting for stock-based compensation:

	Year Ended December 31,
	2005	2004	2003
Net income (in thousands):
As reported	$9,569	$8,614	$7,214
Compensation cost, net of taxes	(855)	(530)	(189)
Pro forma	$8,714	$8,084	$7,025
Earnings per common share:
Basic:
As reported	$2.14	$2.17	$1.89
Compensation cost, net of taxes	(0.19)	(0.14)	(0.05)
Pro forma	$1.95	$2.03	$1.84
Diluted:
As reported	$2.04	$2.04	$1.77
Compensation cost, net of taxes	(0.18)	(0.13)	(0.05)
Pro forma	$1.86	$1.91	$1.72

The compensation cost, net of taxes, for year ended 2005 reflects the Company’s acceleration of the vesting of all outstanding options as of December 30, 2005.

The fair value of each option granted was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  expected life of 7 years; expected volatility of 25% in 2005, 2004 and 2003; average risk-free interest rates of 3.90% in 2005, 3.81% in 2004 and 3.05% in 2003; and a dividend rate of 1.70% in 2005, 1.66% in 2004 and 2.33% in 2003.

Income Taxes—The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

Revenue Recognition—Noninterest income is recognized on the accrual basis of accounting.

Earnings Per Share—Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

Comprehensive Income—Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as ‘other comprehensive income.’

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Segment Reporting—An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2005 and 2004. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Guarantees—FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the standby letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year.

Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2005 and 2004. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.

Reclassifications—Certain amounts in the prior years’ financial statements may have been reclassified to conform with the current year’s presentation.

Recent Accounting Developments—In December 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. The FSP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. FSP SOP 94-6-1 is effective for all periods after December 19, 2005. The adoption of this FSP on December 31, 2005 did not materially impact the Company’s financial statements.

In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which superseded Emerging Issues Task Force Issue (“EITF”) 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. The FSP also carries forward the disclosure requirements of EITF 03-1. FSP 115-1 is effective for periods beginning after December 15, 2005. The Company does not anticipate FSP 115-1 will materially impact its financial statements upon adoption on January 1, 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate SFAS 154 will materially impact its financial statements upon adoption on January 1, 2006.

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”, which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123-R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. The Company adopted SFAS 123-R on January 1, 2006.

The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123-R may differ from the calculation of compensation cost presented in the pro forma information above, but management has not yet quantified such differences. The Company expects that the adoption of SFAS 123-R will not have a material impact on its overall financial position. However, the Company will be required to recognize expense on new stock options granted, which may have a material impact on the Company’s statement of operations. The Company had fully vested all previously granted options as of December 30, 2005.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities—Revised”. FIN 46-R revises FIN 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46-R provides guidance regarding the consolidation of special purpose entities, and removed uncertainty over whether FIN 46 required consolidation or deconsolidation of special purpose entities that issue trust preferred securities. FIN 46-R clarified that even those entities that issue trust preferred securities with call options must be deconsolidated. FIN 46-R is effective for financial statements for periods ending after December 15, 2003, with no requirement for restatement of previous periods. The Company adopted FIN 46-R on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. Adoption of this Interpretation did not have a material impact on the Company’s financial statements.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(3)          Business Combinations

On March 1, 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and other related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million.

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and generated $468,000 of goodwill. In connection with the completion of the acquisition, the Company issued 6,781 shares of its common stock. In addition, 20,342 shares of the Company’s common stock may be issued over the next four years contingent upon Macrolease reaching specified performance criteria. Based on the closing price of the Company’s common stock on May 5, 2005, the 6,781 shares of common stock were valued at $250,000.

(4)          Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserve balances in a noninterest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2005 and 2004, the average daily amount required to be held was $774,000 and $3.3 million, respectively.

(5)          Investment Securities Available for Sale

A summary of investment securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2005:
U.S. Agency obligations	$125,915	$—	$(1,921)	$123,994
Corporate debt securities	21,214	57	(608)	20,663
Trust preferred securities	6,199	108	(5)	6,302
Total	$153,328	$165	$(2,534)	$150,959
At December 31, 2004:
U.S. Agency obligations	$74,330	$219	$(358)	$74,191
Corporate debt securities	25,388	528	(43)	25,873
Trust preferred securities	4,235	301	—	4,536
Total	$103,953	$1,048	$(401)	$104,600

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2005:
US Agency obligations	$71,938	$(1,077)	$52,056	$(844)	$123,994	$(1,921)
Corporate debt securities	10,724	(352)	1,799	(256)	12,523	(608)
Trust preferred securities	—	—	1,995	(5)	1,995	(5)
Total	$82,662	$(1,429)	$55,850	$(1,105)	$138,512	$(2,534)
At December 31, 2004:
US Agency obligations	$29,271	$(145)	$9,782	$(213)	$39,053	$(358)
Corporate debt securities	2,028	(43)	—	—	2,028	(43)
Trust preferred securities	—	—	—	—	—	—
Total	$31,299	$(188)	$9,782	$(213)	$41,081	$(401)

The above securities were deemed to be not other-than-temporarily impaired after considering that substantially all of the above securities were rated “investment grade” with unrealized losses primarily caused by market interest rate changes. In addition, the Company is able and intends to fully recover principal and interest for all of the securities.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the maturities of investment securities available for sale and the weighted average yields of such securities:

			After One, But			After Five, But
Within One Year			Within Five Years			Within Ten Years			After Ten Years
		Weighted			Weighted			Weighted			Weighted
Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
(Dollars in thousands)
At December 31, 2005:
U.S. Agency obligations	$14,992	$14,815	2.81%	$110,923	$109,179	4.11%	$—	$—	0.00%	$—	$—	0.00%
Corporate debt securities	5,047	5,045	4.94%	16,167	15,618	4.86%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	6,199	6,302	7.34%
Total	$20,039	$19,860	3.35%	$127,090	$124,797	4.21%	$—	$—	0.00%	$6,199	$6,302	7.34%
At December 31, 2004:
U.S. Agency obligations	$—	$—	0.00%	$74,330	$74,190	3.66%	$—	$—	0.00%	$—	$—	0.00%
Corporate debt securities	4,027	4,073	5.68%	21,361	21,801	4.88%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	4,235	4,536	8.40%
Total	$4,027	$4,073	5.68%	$95,691	$95,991	3.94%	$—	$—	0.00%	$4,235	$4,536	8.40%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The weighted average remaining life of investment securities available for sale at December 31, 2005 and 2004 was 2.5 years and 3.8 years, respectively. Included in the weighted average remaining life calculation at December 31, 2005 and 2004, were $84.2 million and $53.4 million, respectively, of securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

The following table presents the sale of investment securities available for sale and the resulting gains from such sales:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Amortized cost of investment securities sold	$—	$10,596	$28,423
Gains realized on sales of investment securities	—	350	984
Net proceeds from sales of investment securities	$—	$10,946	$29,407

(6)          Mortgage-Backed Securities Available for Sale

A summary of mortgage-backed securities available for sale by issuer follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2005:
Government National Mortgage Association	$23,762	$160	$(103)	$23,819
Federal National Mortgage Association	113,252	191	(1,062)	112,381
Federal Home Loan Mortgage Corporation	37,528	53	(321)	37,260
Collateralized Mortgage Obligations	62,907	—	(1,509)	61,398
Total	$237,449	$404	$(2,995)	$234,858
At December 31, 2004:
Government National Mortgage Association	$31,891	$389	$(94)	$32,186
Federal National Mortgage Association	50,394	393	(236)	50,551
Federal Home Loan Mortgage Corporation	14,925	300	(3)	15,222
Collateralized Mortgage Obligations	62,371	52	(436)	61,987
Total	$159,581	$1,134	$(769)	$159,946

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2005:
Government National Mortgage Association	$3,913	$(52)	$6,953	$(51)	$10,866	$(103)
Federal National Mortgage Association	55,008	(676)	16,225	(386)	71,233	(1,062)
Federal Home Loan Mortgage Corporation	32,901	(317)	412	(4)	33,313	(321)
Collateralized Mortgage Obligations	29,623	(555)	31,775	(954)	61,398	(1,509)
Total	$121,445	$(1,600)	$55,365	$(1,395)	$176,810	$(2,995)
At December 31, 2004:
Government National Mortgage Association	$4,756	$(94)	$—	$—	$4,756	$(94)
Federal National Mortgage Association	14,993	(225)	2,052	(11)	17,045	(236)
Federal Home Loan Mortgage Corporation	—	—	582	(3)	582	(3)
Collateralized Mortgage Obligations	49,529	(431)	1,048	(5)	50,577	(436)
Total	$69,278	$(750)	$3,682	$(19)	$72,960	$(769)

The above securities were deemed to be not other-than-temporarily impaired after considering that all of the above securities were rated “investment grade” with unrealized losses caused by market interest rate changes. In addition, the Company is able and intends to fully recover principal and interest for all of the securities.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the maturities of mortgage-backed securities available for sale and the weighted average yields of such securities:

	After Five, But Within Ten Years			After Ten Years
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
At December 31, 2005:
Government National Mortgage Association	$—	$—	0.00%	$23,762	$23,819	4.32%
Federal National Mortgage Association	18,939	18,613	4.55%	94,313	93,767	4.69%
Federal Home Loan Mortgage Corporation	—	—	0.00%	37,528	37,261	4.65%
Collateralized Mortgage Obligations	—	—	0.00%	62,907	61,398	4.52%
Total	$18,939	$18,613	4.55%	$218,510	$216,245	4.59%
At December 31, 2004:
Government National Mortgage Association	$—	$—	0.00%	$31,891	$32,186	4.26%
Federal National Mortgage Association	—	—	0.00%	50,394	50,551	4.41%
Federal Home Loan Mortgage Corporation	—	—	0.00%	14,925	15,222	5.05%
Collateralized Mortgage Obligations	—	—	0.00%	62,371	61,987	4.41%
Total	$—	$—	0.00%	$159,581	$159,946	4.44%

Maturities on mortgage-backed securities are based on contractual maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments. The weighted average remaining contractual term of mortgage-backed securities available for sale at December 31, 2005 and 2004 was 20.2 years and 20.9 years, respectively.

The following table presents the sale of mortgage-backed securities available for sale and the resulting gains from such sales:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Amortized cost of mortgage-backed securities sold	$13,573	$5,832	$25,060
Gain/(Loss) realized on sales of mortgage-backed securities	181	(260)	104
Net proceeds from sales of mortgage-backed securities	$13,754	$5,572	$25,164

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(7)          Loans and Leases Receivable

The following is a summary of loans and leases receivable:

	December 31,
	2005	2004
	(In thousands)
Commercial loans and leases:
Commercial real estate—owner occupied	$112,987	$93,027
Commercial real estate—nonowner occupied	95,779	90,716
Commercial and industrial	73,620	78,918
Small business	38,641	37,820
Multi-family	33,725	32,415
Construction	37,772	32,319
Leases and other	49,342	38,116
Subtotal	441,866	403,331
Discount on leases acquired	(3,366)	(226)
Net deferred loan origination fees	(191)	(335)
Total commercial loans and leases	438,309	402,770
Residential mortgage loans:
One- to four-family adjustable rate	202,223	199,031
One- to four-family fixed rate	101,598	115,350
Subtotal	303,821	314,381
Premium on loans acquired	2,257	1,826
Net deferred loan origination fees	(62)	(72)
Total residential mortgage loans	306,016	316,135
Consumer and other loans:
Home equity—term loans	134,932	110,542
Home equity—lines of credit	67,959	53,551
Automobile	157	488
Installment	365	491
Savings secured	358	439
Unsecured and other	1,271	801
Subtotal	205,042	166,312
Premium on loans acquired	2	15
Net deferred loan origination costs	1,437	1,069
Total consumer and other loans	206,481	167,396
Total loans and leases receivable	$950,806	$886,301

The Bank’s commercial and consumer lending activities are conducted principally in the State of Rhode Island and, to a lesser extent, in nearby areas of Massachusetts. The Bank’s recently acquired subsidiary, Macrolease, is based in Long Island, NY, with borrowers located throughout the United States. The Bank originates commercial real estate loans, commercial and industrial loans, multi-family residential loans, equipment leases, residential mortgage loans and consumer loans (principally home equity loans and lines of credit) for its portfolio.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England. Most loans made by the Bank are secured by borrowers’ personal or business assets. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2005, no concentrations of credit to a particular industry existed as defined by these parameters. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.

Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the Rhode Island economy in particular, and the New England and Northeast and national economies, in general.

The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $17.0 million. At December 31, 2005, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $7.0 million.

At December 31, 2005, the risk elements contained within the loan portfolio were centered in $415,000 of nonaccrual loans. There were $300,000 of loans past due 60 to 89 days at December 31, 2005. At December 31, 2005, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $733,000 of nonaccrual loans and less than $1,000 of loans past due 60 to 89 days as of December 31, 2004. Included in nonaccrual loans as of December 31, 2005, 2004 and 2003, were $141,000, $671,000 and $2.1 million of impaired loans, respectively. At December 31, 2005, specific reserves of $71,000 were maintained against impaired loans compared to $170,000 at December 31, 2004. At December 31, 2003, no specific reserves were necessary in conjunction with impaired loans. The average balance of impaired loans was $741,000 during 2005, $1.2 million during 2004 and $2.9 million during 2003.

The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income in accordance with original terms	$36	$63	$343
Income recognized	(13)	(34)	(45)
Foregone interest income	$23	$29	$298

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2005	2004
	(In thousands)
Balance at beginning of year	$5,019	$10,188
Additions	10,854	2,950
Repayments	(10,312)	(8,119)
Balance at end of year	$5,561	$5,019

(8) Allowance for Loan and Lease Losses

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance at beginning of year	$11,906	$11,078	$10,096
Provision for loan and lease losses charged against income	1,474	900	1,600
Loans charged-off	(1,274)	(150)	(646)
Recoveries of loans previously charged-off	62	78	28
Balance at end of year	$12,168	$11,906	$11,078

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	December 31,
	2005	2004
	(In thousands)
Loan category:
Commercial loans and leases	$7,240	$6,503
Residential mortgage loans	1,653	1,644
Consumer and other loans	2,159	1,745
Unallocated	1,116	2,014
Total	$12,168	$11,906

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Land	$2,620	$890
Office buildings and improvements	2,631	2,266
Leasehold improvements	8,692	6,446
Data processing equipment and software	6,429	5,662
Furniture, fixtures and other equipment	5,463	5,276
Subtotal	25,835	20,540
Less accumulated depreciation and amortization	(10,977)	(8,683)
Total premises and equipment	$14,858	$11,857

The Company utilizes a useful life of 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software’s useful life varies but is primarily three years. Furniture, fixtures and other equipment’s useful life varies but is primarily five years. Depreciation expense totaled $2.4 million, $2.3 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.3 million, $1.0 million and $1.0 million, respectively. In connection with the acquisition of branches from Fleet Financial Group, Inc. and related entities, the Bank assumed the liability for lease payments on seven banking offices previously occupied by Shawmut Bank Connecticut, N.A. The Bank has renegotiated some of these leases and has also entered into agreements to lease additional space. Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum
Lease
Payments
(In thousands)
2006	$1,314
2007	1,471
2008	1,356
2009	995
2010	692
Thereafter	7,640
$13,468

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Deposits

Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2005	2004
	(In thousands)
1 year or less remaining	$293,053	$135,469
More than 1 year to 2 years remaining	36,378	78,152
More than 2 years to 3 years remaining	6,071	16,930
More than 3 years to 4 years remaining	9,020	6,897
More than 4 years remaining	8,527	11,060
Total	$353,049	$248,508

At December 31, 2005, 2004 and 2003, certificate of deposit accounts with balances $100,000 or more aggregated $98.0 million, $52.4 million and $31.0 million, respectively.

(11)   Short-Term Borrowings and Repurchase Agreements

Information concerning short-term borrowings and repurchase agreements are as follows:

	December 31,
	2005	2004
	(In thousands)
Treasury tax and loan notes	$2,387	$1,759
FHLB Ideal Way advances	—	—
Retail repurchase agreements	23,851	16,291
Wholesale repurchase agreements	20,000	—
Total	$46,238	$18,050

The Bank utilizes the Note Option for remitting Treasury Tax and Loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by U.S. Agency securities owned by the Bank. Information concerning these treasury tax and loan notes is as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Outstanding at end of year	$2,387	$1,759
Outstanding collateralized by securities with:
Par value	5,000	5,000
Market value	4,897	4,907
Average outstanding for the year	739	697
Maximum outstanding at any month end	2,387	1,759
Weighted average rate at end of year	3.95%	1.87%
Weighted average rate paid for the year	2.98%	1.17%

The Bank has a short-term line of credit with the FHLB. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowing capacity under this line at December 31, 2005, 2004 and 2003 was $25.0 million, $15.0 million and $14.7 million, respectively.

Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Outstanding at end of year	$—	$—
Maturity date	NA	NA
Average outstanding for the year	$295	$947
Maximum outstanding at any month end	773	—
Weighted average rate at end of year	NA	NA
Weighted average rate paid for the year	3.36%	1.92%

The Bank utilizes retail repurchase agreements in connection with a cash management product that the Bank offers its commercial customers and wholesale repurchase agreements with financial institutions. Sales of repurchase agreements are treated as financings. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts. All of these agreements are collateralized by U.S. Agency securities owned by the Bank. The securities underlying the agreements were held by the Bank in a special custody account and remained under the Bank’s control.

Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Outstanding at end of year	$23,851	$16,291
Maturity date	1/3/06	1/3/05
Outstanding collateralized by securities with:
Par value	$55,769	$21,168
Market value	55,609	21,198
Average outstanding for the year	22,280	15,084
Maximum outstanding at any month end	23,851	21,480
Weighted average rate at end of year	3.69%	1.70%
Weighted average rate paid for the year	2.80%	0.87%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Outstanding at end of year	$20,000	$—
Maturity date	3/2010 and 11/2010	NA
Outstanding collateralized by securities with:
Par value	$22,076	$ NA
Market value	21,946	NA
Average outstanding for the year	9,417	—
Maximum outstanding at any month end	20,000	—
Weighted average rate at end of year	3.45%	NA
Weighted average rate paid for the year	2.93%	NA

Additionally, at December 31, 2005, the Bank had a $3.0 million line of credit with a correspondent bank to facilitate the issuance of letters of credit by the Bank and the conducting of foreign exchange transactions for the Bank’s customers. Since inception, there have been no outstanding balances under this line of credit.

(12)   Federal Home Loan Bank of Boston Borrowings

FHLB borrowings are comprised of the following:

	December 31, 2005			December 31, 2004
	Scheduled	First	Weighted	Scheduled	First	Weighted
	Final	Call	Average	Final	Call	Average
	Maturity	Date(1)	Rate(2)	Maturity	Date(1)	Rate(2)
	(Dollars in thousands)
Within 1 year	$79,250	$196,250	3.79%	$97,000	$124,000	2.58%
Over 1 year to 2 years	38,880	38,880	3.60%	29,250	59,250	3.50%
Over 2 years to 3 years	30,917	30,917	4.16%	41,003	41,003	3.59%
Over 3 years to 5 years	63,702	13,702	3.87%	30,293	10,293	3.59%
Over 5 years	67,224	224	4.46%	37,232	232	4.98%
Total	$279,973	$279,973	3.98%	$234,778	$234,778	3.38%

(1)          Callable FHLB advances of $117 million are shown in the respective periods assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)          Weighted average rate based on scheduled maturity dates.

All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2005, 2004 and 2003 was $26.9 million, $106.8 million and $133.8 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2005, the Bank’s FHLB stock holdings, recorded at cost, were $16.1 million.

(13)   Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures

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

On June 4, 2002, the Company sponsored the creation of BRI Statutory Trust II (the “Trust II”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust II. On June 26, 2002, Trust II issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2005, the rate of the Capital Securities was 7.97%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust II’s common securities (which is included in Prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Junior Subordinated Notes due June 26, 2032, and constitute the primary asset of Trust II. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust II’s obligations under the Capital Securities, to the extent Trust II has funds available therefor.

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

On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2005, the rate of the Capital Securities was 7.29%. The proceeds from this issuance, along

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in Prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefor.

The Company adopted FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised” on December 31, 2003, and therefore has deconsolidated its statutory trust subsidiaries as of that date. As of December 31, 2005, the Company’s investments in its statutory trust subsidiaries aggregated $623,000 and are included in other assets.

(14) Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current expense:
Federal	$4,763	$4,873	$3,346
State	92	66	200
Total current expense	4,855	4,939	3,546
Deferred benefit:
Federal	(15)	(643)	—
State	—	—	—
Total deferred benefit	(15)	(643)	—
Total income tax expense	$4,840	$4,296	$3,546

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.4	0.3	0.5
Bank-owned life insurance	(1.7)	(1.7)	(2.4)
Other, net	(0.1)	(0.3)	(0.1)
Effective combined federal and state income tax rate	33.6%	33.3%	33.0%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Gross deferred tax assets:
Allowance for loan and lease losses	$4,279	$4,167
Unrealized loss on securities available for sale	1,736	—
Accrued retirement	632	428
Stock issuance costs	103	103
Nonaccrual interest	13	95
Incentive stock award	90	—
Other	290	276
Total gross deferred tax assets	7,143	5,069
Gross deferred tax liabilities:
Goodwill	(2,210)	(1,887)
Unrealized gain on securities available for sale	—	(354)
Total gross deferred tax liabilities	(2,210)	(2,241)
Net deferred tax asset	$4,933	$2,828

It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was necessary at December 31, 2005 or 2004 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(15) Employee Benefits

Employee 401(k) Plan—The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $388,000, $352,000 and $318,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Nonqualified Deferred Compensation Plan—The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $43,000, $39,000 and $33,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accrued liabilities associated with the Nonqualified Plan were $770,000 and $689,000 for December 31, 2005 and 2004, respectively.

Supplemental Executive Retirement Plans—The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $578,000, $391,000 and $380,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Accrued liabilities associated with the SERPs were $1.8 million and $1.2 million for December 31, 2005 and 2004, respectively.

Restricted Stock Agreement—During 2001, the Company entered into a Restricted Stock Agreement with its CEO, pursuant to which she was awarded 7,700 shares of restricted stock, subject to achievement of certain performance goals spanning a three year period, which have been achieved. The restricted shares vest 50% on January 1, 2005 and 50% on January 1, 2006. The restricted shares are subject to forfeiture in the event of termination of the CEO’s employment prior to the applicable vesting dates for cause by the Company or without good reason by the executive. In addition, the Company will make a “gross-up” payment sufficient to pay any taxes of the CEO (including those on the “gross-up” payment) arising as a result of the vesting of the restricted stock. Expenses associated with the Restricted Stock Agreement were $97,000, $129,000 and $70,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Plans—The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its Common Stock to officers and key employees. The total number of shares available for awards under the Employee Stock Plans is 760,000. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans allow grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with original vesting terms of three to five year periods. Unless exercised, options granted under the Employee Stock Plans expire ten years from the grant date.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in options outstanding under the Employee Stock Plans during 2003, 2004 and 2005 and options exercisable at December 31, 2005:

	Number of	Weighted
	Unexercised	Average
	Options	Option Price
Options outstanding at December 31, 2002	395,750	$13.09
Granted	52,600	23.05
Exercised	(43,925)	10.12
Forfeited/Canceled	(4,887)	19.32
Options outstanding at December 31, 2003	399,538	14.65
Granted	106,650	33.79
Exercised	(53,308)	13.70
Forfeited/Canceled	(7,575)	23.21
Options outstanding at December 31, 2004	445,305	19.21
Granted	68,000	37.05
Exercised	(73,374)	18.29
Forfeited/Canceled	(10,951)	33.18
Options outstanding at December 31, 2005	428,980	$21.27
Options exercisable at December 31, 2005	428,980	$21.27

In connection with the pending adoption of SFAS 123-R, in December 2005, the Executive and Compensation Committees of the Company’s Board of Directors accelerated the vesting of all 89,586 unvested stock options. No other changes were made to the terms and conditions of the options. The Company recorded expenses of $49,000 in connection with the accelerated vesting.

Under SFAS 123-R, the Company would be required to record compensation expense for the fair value of unvested stock options over the remaining service period. At the time of the vesting acceleration, approximately 79% of the expenses anticipated to be recorded over the next three years related to stock options that had no intrinsic value, as the stock options were “out-of-the-money”. Additionally, 73% of the unvested options with a positive intrinsic value, or “in-the-money”, were scheduled to fully vest within four months after December 31, 2005. As a result of this accelerated vesting, the Company estimates that it will not be required to recognize anticipated non-cash compensation expense relating to stock options of approximately $370,000 in 2006, $260,000 in 2007 and $70,000 in 2008.

Director Stock Plan—The Company established a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant up to 65,000 options to acquire its Common Stock to non-employee directors. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Unless exercised, options granted under the Director Stock Plan expire ten years from the date granted.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in options outstanding under the Director Stock Plan during 2003, 2004 and 2005 and options exercisable at December 31, 2005:

	Number of	Weighted
	Unexercised	Average
	Options	Option Price
Options outstanding at December 31, 2002	33,500	$16.48
Granted	7,000	25.12
Exercised	(3,500)	19.57
Forfeited/Canceled	—	—
Options outstanding at December 31, 2003	37,000	17.82
Granted	7,000	33.43
Exercised	(1,500)	22.60
Forfeited/Canceled	—	—
Options outstanding at December 31, 2004	42,500	20.22
Granted	7,000	38.07
Exercised	—	—
Forfeited/Canceled	—	—
Options outstanding at December 31, 2005	49,500	$22.75
Options exercisable at December 31, 2005	49,500	$22.75

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Change of Control Agreements—The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Business Officer. These agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause.  The agreements also provide that if the executive is terminated (or in the case of the Chief Executive Officer, resigns) in conjunction with a Change in Control, they are entitled to a severance payment, which is equal to 2.99 times base salary plus bonus for the President and Chief Executive Officer and 2.00 times base salary plus bonus for the Chief Financial Officer, Chief Operating Officer, and Chief Business Officer. Except in the case of the Chief Operating Officer, payments under the employment agreements following a Change in Control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the “gross-up” payment) is the same as if such excise tax had not applied.

(16) Other Operating Expenses

Major components of other operating expenses are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Telephone	$584	$507	$566
Forms and supplies	583	578	564
Postage and mailing	566	582	506
Director fees	346	241	243
Charitable contributions	246	268	204
Insurance	207	221	218
Correspondent bank fees	154	202	180
Recruiting	130	176	278
Interchange fees	124	182	119
Other	1,636	1,148	1,022
Total	$4,576	$4,105	$3,900

(17) Commitments and Contingent Liabilities

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Commitments to originate or purchase loans and leases	$37,623	$17,445
Unused lines of credit and other commitments	177,317	162,284
Letters of credit	1,895	4,346

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

Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005 and 2004, the maximum potential amount of future payments under letters of credit were $1.5 million and $3.5 million, respectively. At December 31, 2005 and 2004, cash collateral supported $1.0 million and $1.4 million, respectively, of the outstanding standby letters of credit. The fair value of the guarantees was $11,000 and $26,000, respectively, and is not reflected on the balance sheet.

The Company continues to monitor a receivable recorded in the fourth quarter of 2005 that related to the unauthorized actions of a former employee, which could result in a future impairment charge. The Company’s maximum exposure at December 31, 2005 was $1.3 million. As of February 28, 2006, the Company’s estimated exposure ranged from $0 to $900,000. The Company has notified its insurance carrier regarding the circumstances giving rise to the receivable and will seek recovery from its carrier if it incurs a loss.

(18) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, “Disclosures About Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented are in accordance with SFAS 107 guidelines but do not represent the underlying value of the Bank taken as a whole.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$30,177	$30,177	$21,585	$21,585
Overnight investments	10,370	10,370	14,094	14,094
Investment securities	150,959	150,959	104,600	104,600
Mortgage-backed securities	234,858	234,858	159,946	159,946
Stock in the FHLB	16,062	16,062	13,229	13,229
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	430,337	429,892	394,943	401,587
Residential mortgage loans	304,197	292,703	314,156	314,736
Consumer and other loans	204,104	204,524	165,296	166,241
Accrued interest receivable	6,965	6,965	5,666	5,666
Liabilities:
Deposits:
Demand deposit accounts	$185,089	$185,089	$167,682	$167,682
NOW accounts	89,594	89,594	108,159	108,159
Money market accounts	12,122	12,122	16,489	16,489
Savings accounts	341,115	341,115	339,836	339,836
Certificate of deposit accounts	353,049	353,755	248,508	247,900
Overnight and short-term borrowings	26,238	26,238	18,050	18,050
Wholesale repurchase agreements	20,000	20,014	—	—
FHLB borrowings	279,973	280,009	234,778	235,594
Subordinated deferrable interest debentures	18,558	20,564	18,558	18,648
Accrued interest payable	2,928	2,928	1,450	1,450

Cash and due from banks—The carrying values reported in the balance sheet for cash and due from banks approximate the fair values because of the short maturity of these instruments.

Overnight investments—The carrying values reported in the balance sheet for federal funds sold and overnight investments approximate the fair values because of the short maturity of these instruments.

Investment and mortgage-backed securities—The fair values presented for investment and mortgage-backed securities are based on quoted bid prices received from securities dealers.

Stock in the Federal Home Loan Bank of Boston—The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB.

Loans and leases receivable—Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Deposits—The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities.

Overnight and short-term borrowings—The carrying values reported in the balance sheet for overnight and short-term borrowings approximate the fair values because of the short maturity of these instruments.

Wholesale repurchase agreements—The fair values reported for wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar remaining maturities.

Federal Home Loan Bank of Boston borrowings—The fair values reported for FHLB borrowings are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar remaining maturities.

Subordinated deferrable interest debentures—The fair values reported for Subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and remaining maturities.

Accrued interest receivable and payable—The carrying values for accrued interest receivable and payable approximate fair values because of the short-term nature of these financial instruments.

Financial instruments with off-balance sheet risk—Since the Bank’s commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.

(19) Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Board (“FRB”) require the Company to maintain minimum capital levels for capital adequacy purposes. Tier I capital is defined as common equity and retained earnings, less certain intangibles. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to one of four risk categories, each with an appropriate weight. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. The Bank is also subject to FDIC regulations regarding capital requirements. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well capitalized”.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2005, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2005:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$114,822	8.21%	$41,933	3.00%	$69,889	5.00%
Tier I capital (to risk-weighted assets)	114,822	12.62%	36,394	4.00%	54,592	6.00%
Total capital (to risk-weighted assets)	126,200	13.87%	72,789	8.00%	90,986	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$93,339	6.67%	$41,965	3.00%	$69,941	5.00%
Tier I capital (to risk-weighted assets)	93,339	10.26%	36,378	4.00%	54,566	6.00%
Total capital (to risk-weighted assets)	104,717	11.51%	72,755	8.00%	90,944	10.00%
At December 31, 2004:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$85,386	7.06%	$36,280	3.00%	$60,466	5.00%
Tier I capital (to risk-weighted assets)	85,386	10.01%	34,112	4.00%	51,168	6.00%
Total capital (to risk-weighted assets)	96,055	11.26%	68,225	8.00%	85,281	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$81,928	6.78%	$36,263	3.00%	$60,438	5.00%
Tier I capital (to risk-weighted assets)	81,928	9.61%	34,091	4.00%	51,137	6.00%
Total capital (to risk-weighted assets)	92,597	10.86%	68,182	8.00%	85,228	10.00%

Warrants—In connection with the formation of the Bank, a warrant to acquire 136,315 shares of Common Stock was issued. The warrant had a per share exercise price of $10.00 and an expiration date of March 22, 2006. As of December 31, 2003, warrants for 66,315 shares had been exercised and a warrant for 70,000 shares remained exercisable. The remaining warrant for 70,000 shares was exercised in January 2004.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(20) Earnings Per Share

The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2005	2004	2003
Basic EPS Computation:
Numerator:
Net income (in thousands)	$9,569	$8,614	$7,214
Denominator:
Common shares outstanding	4,478,081	3,975,413	3,819,232
Basic EPS	$2.14	$2.17	$1.89
Diluted EPS Computation:
Numerator:
Net income (in thousands)	$9,569	$8,614	$7,214
Denominator:
Common shares outstanding	4,478,081	3,975,413	3,819,232
Stock options	214,174	238,281	193,755
Restricted stock	3,372	6,199	4,268
Contingent shares	1,507	—	—
Warrants	—	2,963	68,623
Total shares	4,697,134	4,222,856	4,085,878
Diluted EPS	$2.04	$2.04	$1.77

(21) Regulation and Litigation

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(22) Parent Company Statements

The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):

Balance Sheets

	December 31,
	2005	2004
Assets	(In thousands)
Assets:
Cash and due from banks	$20	$19
Overnight investments	21,237	3,233
Investment in subsidiaries	101,973	93,954
Prepaid expenses and other assets	381	488
Total assets	$123,611	$97,694
Liabilities and Shareholders’ Equity
Liabilities:
Subordinated deferrable interest debentures	$18,558	$18,558
Other liabilities	221	213
Total liabilities	18,779	18,771
Shareholders’ equity:
Preferred stock: par value $0.01 per share, authorized 1,000,000 shares. Issued and outstanding: none	—	—
Common stock: par value $0.01 per share, authorized 11,000,000 shares. Issued and outstanding: 4,719,126 shares in 2005 and 4,010,554 shares in 2004	47	40
Additional paid-in capital	65,768	42,852
Retained earnings	42,241	35,373
Accumulated other comprehensive income (loss), net	(3,224)	658
Total shareholders’ equity	104,832	78,923
Total liabilities and shareholders’ equity	$123,611	$97,694

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Income:
Dividends received from subsidiaries	$3,750	$3,500	$3,200
Interest on overnight investments	486	30	16
Total income	4,236	3,530	3,216
Expenses:
Interest on notes payable	1,272	1,041	706
Compensation expense	97	130	70
Directors’ fees	118	103	96
Professional services	253	254	253
Other expenses	1	1	1
Total expenses	1,741	1,529	1,126
Income before income taxes	2,495	2,001	2,090
Income tax expense (benefit)	(423)	(504)	(372)
Income before equity in undistributed earnings of subsidiaries	2,918	2,505	2,462
Equity in undistributed earnings of subsidiaries	6,651	6,109	4,752
Net income	$9,569	$8,614	$7,214
Basic earnings per common share:	$2.14	$2.17	$1.89
Diluted earnings per common share:	$2.04	$2.04	$1.77
Average common shares outstanding—basic	4,478,081	3,975,413	3,819,232
Average common shares outstanding—diluted	4,697,134	4,222,856	4,085,878

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$9,569	$8,614	$7,214
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,651)	(6,109)	(4,752)
Share-based compensation expense	82	35	35
(Increase) decrease in other assets	107	(91)	(127)
Increase (decrease) in other liabilities	8	110	(57)
Other, net	—	1	—
Net cash provided by operating activities	3,115	2,560	2,313
Cash flows from financing activities:
Proceeds from notes payable	—	5,155	5,155
Investment in subsidiaries	(5,250)	(5,155)	(6,155)
Proceeds from issuance of common stock	22,532	1,266	1,176
Tax effect of disqualifying disposition of stock options	309	113	95
Dividends on common stock	(2,701)	(2,315)	(2,142)
Net cash used by financing activities	14,890	(936)	(1,871)
Net increase (decrease) in cash and due from banks	18,005	1,624	442
Cash and cash equivalents at beginning of year	3,252	1,628	1,186
Cash and cash equivalents at end of year	$21,257	$3,252	$1,628
Supplementary disclosures:
Cash paid (received) for income taxes	$(542)	$(508)	$(263)
Non-cash transactions:
Change in other comprehensive income, net of taxes	(3,882)	(897)	(698)

The Parent Company’s Statements of Changes in Shareholders’ Equity is identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore is not presented here.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(23) Quarterly Results of Operations (unaudited)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$15,745	$17,068	$17,862	$18,845
Interest expense	5,374	6,298	7,095	7,852
Net interest income	10,371	10,770	10,767	10,993
Provision for loan losses	300	354	410	410
Net interest income after provision for loan losses	10,071	10,416	10,357	10,583
Noninterest income	2,075	2,445	2,581	2,173
Noninterest expense	8,512	9,125	9,161	9,494
Income before taxes	3,634	3,736	3,777	3,262
Income taxes	1,227	1,276	1,310	1,027
Net income	$2,407	$2,460	$2,467	$2,235
Basic EPS	$0.60	$0.55	$0.53	$0.47
Diluted EPS	$0.57	$0.52	$0.50	$0.46

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$13,624	$13,797	$14,910	$15,388
Interest expense	4,682	4,686	5,064	5,193
Net interest income	8,942	9,111	9,846	10,195
Provision for loan losses	300	200	200	200
Net interest income after provision for loan losses	8,642	8,911	9,646	9,995
Noninterest income	1,998	2,206	2,037	2,340
Noninterest expense	7,575	7,980	8,381	8,929
Income before taxes	3,065	3,137	3,302	3,406
Income taxes	1,001	1,042	1,124	1,129
Net income	$2,064	$2,095	$2,178	$2,277
Basic EPS	$0.52	$0.53	$0.55	$0.57
Diluted EPS	$0.49	$0.50	$0.52	$0.54