Form 10-Q
period 2006-03-31
BANCORP RHODE ISLAND INC
filed 2006-05-09
CIK 1109525

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                  FORM 10-Q

 (Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

                   For the quarter ended:  March 31, 2006

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2006:

   Common Stock - Par Value $0.01                 4,760,171 shares
   ------------------------------                 ----------------
               (class)                              (outstanding)


============================================================================

                         Bancorp Rhode Island, Inc.
                        Quarterly Report on Form 10-Q
                              Table of Contents

Description                                                         Page Number
-----------                                                         -----------

Cover Page                                                                1
Table of Contents                                                         2

                       Part I -  Financial Information

Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheets                                     3
          Consolidated Statements of Operations                           4
          Consolidated Statements of Changes in Shareholders' Equity      5
          Consolidated Statements of Cash Flows                           6
          Condensed Notes to Consolidated Financial Statements           7-10
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11-26
Item 3.   Quantitative and Qualitative Disclosures About Market Risk    27-28
Item 4.   Controls and Procedures                                        28

                         Part II - Other Information

Item 1.   Legal Proceedings                                              29
Item 1A.  Risk Factors                                                   29
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    29
Item 3.   Defaults Upon Senior Securities                                29
Item 4.   Submission of Matters to a Vote of Security Holders            29
Item 5.   Other Information                                              29
Item 6.   Exhibits                                                       29
          Signature Page                                                 30

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

                         BANCORP RHODE ISLAND, INC.
                   Consolidated Balance Sheets (unaudited)


                                                     March 31,     December 31,
                                                        2006           2005
                                                     ---------     ------------
                                                           (In thousands)

ASSETS:
Cash and due from banks                             $   22,857      $   30,177
Overnight investments                                    3,723          10,370
      Total cash and cash equivalents                   26,580          40,547
Investment securities available for sale
 (amortized cost of $161,290 and $153,328
 at March 31, 2006 and December 31, 2005,
 respectively)                                         158,369         150,959
Mortgage-backed securities available for sale
 (amortized cost of $226,804 and $237,449 at
 March 31, 2006 and December 31, 2005,
 respectively)                                         221,225         234,858
      Total securities available for sale              379,594         385,817
Stock in Federal Home Loan Bank of Boston               16,530          16,062
Loans and leases receivable:
  Commercial loans and leases                          441,521         438,309
  Residential mortgage loans                           302,344         306,016
  Consumer and other loans                             213,543         206,481
      Total loans and leases receivable                957,408         950,806
  Less allowance for loan and lease losses             (12,282)        (12,168)
      Net loans and leases receivable                  945,126         938,638
Premises and equipment, net                             15,263          14,858
Goodwill                                                11,234          11,234
Accrued interest receivable                              7,144           6,965
Investment in bank-owned life insurance                 20,111          18,824
Prepaid expenses and other assets                        9,258           9,334
      Total assets                                  $1,430,840      $1,442,279

LIABILITIES:
Deposits:
  Demand deposit accounts                           $  175,132      $  185,089
  NOW accounts                                          78,791          89,594
  Money market accounts                                  9,737          12,122
  Savings accounts                                     344,134         341,115
  Certificate of deposit accounts                      348,339         353,049
      Total deposits                                   956,133         980,969
Overnight and short-term borrowings                     28,383          26,238
Wholesale repurchase agreements                         20,000          20,000
Federal Home Loan Bank of Boston borrowings            293,378         279,973
Subordinated deferrable interest debentures             18,558          18,558
Other liabilities                                       10,036          11,709
      Total liabilities                              1,326,488       1,337,447

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share,
 authorized 1,000,000 shares:
  Issued and outstanding:  none                             --              --
Common stock, par value $0.01 per share,
 authorized 11,000,000 shares:
  Issued and outstanding 4,757,036 shares
   and 4,719,126 shares, respectively                       48              47
Additional paid-in capital                              66,777          65,768
Retained earnings                                       43,052          42,241
Accumulated other comprehensive loss, net               (5,525)         (3,224)
      Total shareholders' equity                       104,352         104,832
      Total liabilities and shareholders' equity    $1,430,840      $1,442,279

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
              Consolidated Statements of Operations (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                           2006       2005
                                                         -------    -------
                                                         (Dollars and shares
                                                      in thousands, except per
                                                             share data)

Interest and dividend income:
  Loans and leases                                       $14,829    $12,525
  Mortgage-backed securities                               4,325      3,034
  Overnight investments                                       30         56
  Federal Home Loan Bank of Boston stock dividends           211        130
                                                         -------    -------
      Total interest and dividend income                  19,395     15,745
                                                         -------    -------
Interest expense:
  Deposits                                                 4,486      2,966
  Overnight and short-term borrowings                        315        115
  Wholesale repurchase agreements                            189          8
  Federal Home Loan Bank of Boston borrowings              3,007      1,988
  Subordinated deferrable interest debentures                348        297
                                                         -------    -------
      Total interest expense                               8,345      5,374
                                                         -------    -------
      Net interest income                                 11,050     10,371
Provision for loan and lease losses                          300        300
                                                         -------    -------
      Net interest income after provision for
       loan and lease losses                              10,750     10,071
                                                         -------    -------
Noninterest income:
  Service charges on deposit accounts                      1,187      1,083
  Commissions on nondeposit investment products              312        200
  Income from bank-owned life insurance                      179        172
  Loan related fees                                          144        283
  Commissions on loans originated for others                  23         24
  Other income                                               460        313
                                                         -------    -------
      Total noninterest income                             2,305      2,075
                                                         -------    -------
Noninterest expense:
  Salaries and employee benefits                           5,507      4,623
  Occupancy                                                  873        732
  Equipment                                                  379        399
  Data processing                                            737        752
  Marketing                                                  340        321
  Professional services                                      416        488
  Loan servicing                                             198        227
  Loan workout and other real estate owned expense           143         11
  Loss on note receivable                                    868         --
  Other expenses                                           1,330        959
                                                         -------    -------
      Total noninterest expense                           10,791      8,512
                                                         -------    -------
      Income before income taxes                           2,264      3,634
Income tax expense                                           739      1,227
                                                         -------    -------
      Net income                                         $ 1,525    $ 2,407
                                                         =======    =======
Average common shares outstanding - basic                  4,746      4,009
Average common shares outstanding - diluted                4,906      4,257

Per share data:
  Basic earnings per common share                        $  0.32    $  0.60
  Diluted earnings per common share                      $  0.31    $  0.57
  Cash dividends declared per common share               $  0.15    $  0.15

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
  Consolidated Statements of Changes in Shareholders' Equity (unaudited)


                                                                               Accumulated
                                                                                  Other
                                                                                 Compre-
                                                     Additional                  hensive
                                           Common      Paid-in     Retained       Income
Three months ended March 31,               Stock       Capital     Earnings    (Loss), Net      Total
                                           ------    ----------    --------    -----------      -----
                                                                 (In thousands)

2005
----
Balance at December 31, 2004                 $40       $42,852     $35,373       $   658      $ 78,923
  Net income                                  --            --       2,407            --         2,407
  Other comprehensive loss,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $1,631                                                       (3,042)       (3,042)
    Reclassification adjustment,
     net of taxes of $(3)                                                              5             5
                                                                                              --------
  Total comprehensive loss                                                                        (630)

  Exercise of stock options                   --            90          --            --            90
  Share-based compensation                    --             9          --            --             9
  Dividends on common stock ($ 0.15 per
   common share)                              --            --        (602)           --          (602)
                                             ---       -------     -------       -------      --------
Balance at March 31, 2005                    $40       $42,951     $37,178       $(2,379)     $ 77,790
                                             ===       =======     =======       =======      ========

2006
----
Balance at December 31, 2005                 $47       $65,768     $42,241       $(3,224)     $104,832
  Net income                                  --            --       1,525            --         1,525
  Other comprehensive loss,
   net of tax:
    Unrealized holding losses on
     securities available for sale,
     net of taxes of $1,239                                                       (2,301)       (2,301)
                                                                                              --------
  Total comprehensive loss                                                                        (776)

  Exercise of stock options                    1         1,003          --            --         1,004
  Share-based compensation                    --             6          --            --             6
  Dividends on common stock ($ 0.15 per
   common share)                              --            --        (714)           --          (714)
                                             ---       -------     -------       -------      --------
Balance at March 31, 2006                    $48       $66,777     $43,052       $(5,525)     $104,352
                                             ===       =======     =======       =======      ========

         See accompanying notes to consolidated financial statements

                         BANCORP RHODE ISLAND, INC.
              Consolidated Statements of Cash Flows (unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                   2006         2005
                                                                 --------     --------
                                                                     (In thousands)

Cash flows from operating activities:
  Net income                                                     $  1,525     $  2,407
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                     255          701
    Provision for loan and lease losses                               300          300
    Gain on sale of investment securities                              --           --
    Gain on sale of mortgage-backed securities                         --            8
    Income from bank-owned life insurance                            (179)        (172)
    Share-based compensation                                            6            9
    (Increase) decrease in:
      Accrued interest receivable                                    (179)        (580)
      Prepaid expenses and other assets                             1,315         (667)
    Increase (decrease) in:
      Other liabilities                                            (1,673)         (46)
    Other, net                                                          6            6
                                                                 --------     --------
        Net cash provided by operating activities                   1,376        1,966
                                                                 --------     --------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases                                                      (8,000)     (27,933)
  Mortgage-backed securities available for sale:
    Purchases                                                          --      (38,929)
    Maturities and principal repayments                            10,617        8,686
    Proceeds from sales                                                --        3,423
  Net increase in loans and leases                                  1,100        2,045
  Purchases of loans and leases, including purchased interest      (7,502)     (22,230)
  Purchase of Federal Home Loan Bank of Boston stock                 (468)        (614)
  Purchases of premises and equipment                                (986)        (817)
  Purchase of bank-owned life insurance                            (1,108)          --
                                                                 --------     --------
        Net cash used by investing activities                      (6,347)     (76,369)
                                                                 --------     --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                             (24,836)      20,427
  Net increase in overnight and short-term borrowings               2,145        6,205
  Proceeds from long-term borrowings                              100,000       79,880
  Repayment of long-term borrowings                               (86,595)     (36,021)
  Exercise of stock options                                         1,004           90
  Dividends on common stock                                          (714)        (602)
                                                                 --------     --------
        Net cash (used) provided by financing activities           (8,996)      69,979
                                                                 --------     --------

  Net decrease in cash and cash equivalents                       (13,967)      (4,424)
  Cash and cash equivalents at beginning of period                 40,547       35,679
                                                                 --------     --------
  Cash and cash equivalents at end of period                     $ 26,580     $ 31,255
                                                                 ========     ========

Supplementary Disclosures:
  Cash paid for interest                                         $  8,352     $  5,203
  Cash paid for income taxes                                           20          432
  Non-cash transactions:
        Change in accumulated other comprehensive loss, net        (2,301)      (3,037)

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

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank's wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and Macrolease Corporation (an equipment leasing company). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders' equity.

      The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

(3)   Share-Based Compensation

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123-R, "Share-Based Payment", which is a revision to SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123-R focuses primarily on accounting for share-based payments made to employees. Under SFAS 123-R, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement, whereas under SFAS 123, the Company accounted for share-based awards under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      The Company adopted SFAS 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS 123-R are generally only applied to share-based awards granted subsequent to adoption and any unvested prior grants. Under SFAS 123-R, share-based awards requiring future service are recognized as compensation expense over the relevant service period. Share-based awards that do not require future service ("vested awards") are expensed immediately. SFAS 123-R also requires the Company to estimate expected forfeitures in determining compensation expense. Additionally, compensation expense for share-based awards granted to retirement-eligible employees is recognized immediately.

      At the time of adoption of SFAS 123-R on January 1, 2006, all stock options granted to employees and directors were fully vested and exercisable. As a result, the transition impact of adopting SFAS 123-R was not material to the Company's results of operations for the quarter.

      In December 2005, the Executive and Compensation Committees of the Company's Board of Directors accelerated the vesting of all 89,586 unvested stock options. No other changes were made to the terms and conditions of the options. The Company recorded expenses of $49,000 in connection with the accelerated vesting. At the time of the vesting acceleration, approximately 79% of the expenses anticipated to be recorded over the next three years related to stock options that had no intrinsic value, as the stock options were "out-of-the-money". Additionally, 73% of the unvested options with a positive intrinsic value, or "in-the-money", were scheduled to fully vest within four months after December 31, 2005. As a result of this accelerated vesting, the Company will not be required to recognize anticipated non-cash compensation expense relating to stock options of approximately $370,000 in 2006, $260,000 in 2007 and $70,000 in 2008.

      Under SFAS 123, the Company did not recognize compensation expense for stock options issued prior to January 2006 because the stock options had no intrinsic value at grant date, as the exercise price equaled the market value of the Company's common stock on the grant date. The Company did recognize compensation expense related to restricted stock compensation during the first quarter of 2005. The relevant service period for this restricted stock award concluded in December 2005.

      If the Company had recognized compensation expense for stock options over the relevant service period, generally 3 to 4 years under the fair value method proscribed by SFAS 123, net income would have decreased for the three months ended March 31, 2005, resulting in pro forma net income and earnings per common share ("EPS") as summarized below:


                                     Three Months
                                         Ended
                                       March 31,
                                         2005
                                     ------------

Net income (in thousands):
  As reported                           $2,407
  Compensation cost, net of taxes          (38)
                                        ------
  Pro forma                             $2,369
                                        ======

Earnings per common share:
  Basic:
    As reported                         $ 0.60
    Pro forma                           $ 0.59
  Diluted:
    As reported                         $ 0.57
    Pro forma                           $ 0.56

      Employee Stock Plans - The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the "Employee Stock Plans") under which it may grant awards of its Common Stock to officers and key employees. The total number of shares available for awards under the Employee Stock Plans is 760,000. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans allow grants of options, restricted stock, stock appreciation rights ("SARs"), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of generally three years. Unless exercised, options granted under the Employee Stock Plans have a 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).

      The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model with the following pricing assumptions:


                                               Three Months Ended
                                                    March 31,
                                                 2006     2005(1)
                                                 ----     -------

            Expected life                      6 years      --
            Expected volatility                    22%      --
            Risk-free interest rate              4.59%      --
            Dividends per share                  $0.60      --
            Grant date fair value per share      $8.69      --

<F1>  There were no options granted during the first quarter of 2005.
      However, for the year ended December 31, 2005, the fair value of each option granted was estimated with the following pricing assumptions: expected life of 7 years, expected volatility of 25%, average risk-free interest rate of 3.90%, dividends per share of $0.60 and weighted average grant date fair value per share of $9.13.

      The activity related to these stock options is summarized below:


                                                                                         Weighted
                                                    Weighted          Aggregate           Average
                                    Options          Average       Intrinsic Value    Remaining Life
                                  Outstanding    Exercise Price    (in thousands)       (in years)
                                  -----------    --------------    ---------------    --------------

Outstanding, December 31, 2005      428,980          $21.27
  Granted                            14,500          $34.37
  Exercised                          44,975          $15.88
  Forfeited                          10,550          $35.41
                                    -------
Outstanding, March 31, 2006         387,955          $23.19             $4,548              6.1
                                    =======
Exercisable, March 31, 2006         373,455          $22.75             $4,540              6.0
                                    =======

      The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $821,000 and $244,000, respectively. The tax benefits recognized in equity upon issuance during the three months ended March 31, 2006 and 2005 totaled $122,000 and $0, respectively. These tax benefits are included within option exercises on the Statement of Changes in Shareholders' Equity.

      During the three months ended March 31, 2006 and 2005, the Company recognized noncash employee share-based compensation of $6,000 and $24,000, respectively. As of March 31, 2006, there was $107,000 of total unrecognized compensation cost related to nonvested compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.8 years.

      Director Stock Plan - The Company established a Non-Employee Director Stock Plan (the "Director Stock Plan") under which it may grant up to 65,000 options to acquire its Common Stock to non-employee directors. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Unless exercised, options granted under the Director Stock Plan have a 10-year contractual term.

      During the three months ended March 31, 2006, there was no activity under the Director Stock Plan options outstanding. At March 31, 2006, there were 49,500 options outstanding and exercisable at a weighted average exercise price of $22.75. These options had an intrinsic value of $602,000 and a weighted average remaining life of 5.7 years.

(4)   Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $151,000 and $144,000 for the three months ending March 31, 2006 and 2005, respectively. Accrued liabilities associated with the SERPs were $2.0 million and $1.8 million for March 31, 2006 and December 31, 2005, respectively.

                         BANCORP RHODE ISLAND, INC.
                    Management's Discussion and Analysis

ITEM 2.  Management's Discussion and Analysis

General

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of commercial real estate, business, residential and consumer loans and leases, deposit products, nondeposit investment products, cash management, and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company's common stock is traded on the Nasdaq Stock Market (r) under the symbol "BARI". The Company's financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company's 2005 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses and valuation of goodwill and analysis for impairment as the Company's most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Overview

      The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets ("net interest margin"), and the quality of the Company's assets.

      The Company's net interest income represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis shown on page 22. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 21.

      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk". How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 27.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to probable losses inherent in the portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition - Asset Quality" on page 16.

      The Company's business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core deposit accounts". This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending area practicable. Commercial loans are attractive, among other reasons, because of their higher yields. Similarly, core deposits are attractive because of their generally lower interest cost and potential for fee income.

      In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. In the prior year, the Bank formed a private banking division and completed the Bank's first acquisition, acquiring an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to increase its portfolio of equipment leases, as well as generating additional income by originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank's commercial customers, thereby expanding the Bank's product offerings.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of 85% (based upon June 2005 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank's primary marketplace. Competition for loans and deposits has intensified during the past few years. Other institutions have increased their advertising and promotional product offerings, spurred on by the various new entrants into the market.

      For the three months ended March 31, 2006, approximately 82.8% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 17.8% in 2005, as the Company experienced growth in the area of commissions on loans and leases originated for third parties, loan related fees and commissions on nondeposit investment products.

      The future operating results of the Company will again depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, and controlling the growth of noninterest or operating expenses.

Financial Condition

Executive Summary
-----------------

      Selected balance sheet data is presented in the table below as of the dates indicated:


                                   March 31,     December 31,    September 30,     June 30,      March 31,
(In thousands)                        2006           2005             2005           2005           2005
                                   ---------     ------------    -------------     --------      ---------

Balance sheet data:
  Total assets                     $1,430,840     $1,442,279       $1,417,251     $1,377,973    $1,308,381
  Securities available for sale       379,594        385,817          375,166        360,930       314,539
  Loans and leases receivable         957,408        950,806          941,531        925,653       906,433
  Deposits                            956,133        980,969          961,499        933,963       901,101
  Borrowings                          360,319        344,769          343,533        331,441       321,450
  Total shareholders' equity          104,352        104,832          103,686        103,186        77,790

Core deposit ratio                       63.6%          64.0%            66.0%          67.5%         69.0%

      Total assets decreased slightly by $11.4 million, or 0.8%, since December 31, 2005. During the current quarter, the Bank experienced moderate growth in both commercial and consumer loans, with a net increase of $10.3 million. The available for sale security portfolio decreased by $6.2 million as maturities were partially utilized to offset the decline in deposits of $24.8 million since year-end. In addition, borrowings increased by $15.6 million to counter the decrease in deposits. Core deposits as a percentage of total deposits decreased slightly as consumers continued to indicate a preference for higher yielding term deposits in this rate environment. Increases in shareholders' equity during the quarter were largely offset by the $2.3 million increase in unrealized losses on the investment portfolio.

      The Company's financial position at March 31, 2006 as compared to the prior year quarter-end (March 31, 2005) reflects net growth of over $50 million in loans and leases. The increase in loans reflects the continuing shift of the balance sheet with increases in commercial loans and leases of $36.5 million and consumer loans of $38.7 million. The residential mortgage portfolio (consisting primarily of purchased mortgages) has decreased $24.2 million since March 31, 2005. In addition, deposits reflected a similar increase of $55.0 million since the prior year quarter-end. This deposit growth was largely centered in certificates of deposit (up $69.4 million), offset by a decline in core deposits (down $14.3 million or 2.3%). Both securities and borrowings are up ($65.1 million and $38.9 million, respectively), reflecting the leverage transactions entered into in 2005 to partially offset the dilution of EPS resulting from the issuance of additional common stock in the second quarter of 2005. This capital offering was the primary driver of the increase in total shareholders' equity of $26.6 million from March 31, 2005 to March 31, 2006.

Investments
-----------

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $399.8 million, or 27.9% of total assets, at March 31, 2006, compared to $412.2 million, or 28.6% of total assets, at December 31, 2005. Total investments decreased by $12.4 million or 3.0%. All $379.6 million of investment securities and MBSs at March 31, 2006 were classified as available for sale and carried a total of $8.5 million in net unrealized losses at the end of the quarter. The decrease in total investments reflects the Company's strategy of targeting growth into internally generated assets, such as commercial and consumer loans. During the quarter, $8.0 million of available for sale securities were purchased, while maturities and principal repayments totaled $10.6 million. Current market conditions make purchasing assets, such as MBSs, less attractive than retirement of wholesale borrowings or deployment of funds into higher yielding assets. Accordingly, the Company does not anticipate making additional purchases of investments in the near future, as portfolio runoff will be redeployed as noted above.

Loans and Leases
----------------

      Total loans and leases were $957.4 million, or 66.9% of total assets, at March 31, 2006, compared to $950.8 million, or 65.9% of total assets, at December 31, 2005. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $3.2 million, or 0.7%, during the first three months of 2006. The primary drivers of this change were increases in small business and commercial real estate loans and moderate decreases in multi-family real estate and commercial and industrial loans. The Company utilizes the term "small business loans" to describe business lending relationships of approximately $250,000 or less.

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

      The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. Small business loans increased as a percentage of the commercial loan and lease portfolio to 9.2% at March 31, 2006 compared to 8.9% at December 31, 2005. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts.

      The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies were the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank is now originating equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. At March 31, 2006, leases comprised 10.7% of the commercial loan and lease portfolio, with $23.8 million of government leases and $23.3 million of Macrolease-generated leases.

      Consumer loans - The consumer loan portfolio increased $7.1 million, or 3.4%, during the first three months of 2006. This growth was centered in home equity term loans with maximum loan-to-values of 85%. The Company believes that these ten- and fifteen-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

      Residential mortgage loans - During the first three months of 2006, residential mortgage loans decreased $3.7 million, or 1.2%, as repayments ($14.5 million) exceeded total purchases ($5.6 million) and originations ($5.2 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank may purchase residential mortgage loans as opportunities develop. At March 31, 2006, the Bank did not have commitments to purchase residential mortgage loans within the next 60 days.

      The following is a breakdown of loans and leases receivable:


                                                March 31,    December 31,
                                                   2006          2005
                                                ---------    ------------
                                                      (In thousands)

Commercial loans:
  Commercial real estate - owner occupied       $113,824       $112,987
  Commercial real estate - nonowner occupied      97,639         95,779
  Commercial and industrial                       70,885         73,620
  Small business                                  40,821         33,725
  Construction                                    38,944         38,641
  Multi-family real estate                        32,748         37,772
  Leases and other                                46,838         45,976
                                                --------       --------
      Subtotal                                   441,699        438,500
  Net deferred loan origination fees                (178)          (191)
                                                --------       --------
      Total commercial loans                     441,521        438,309
                                                --------       --------

Residential mortgage loans:
  One- to four-family adjustable rate            199,215        202,223
  One- to four-family fixed rate                 100,863        101,598
                                                --------       --------
      Subtotal                                   300,078        303,821
  Premium on loans acquired                        2,325          2,257
  Net deferred loan origination fees                 (59)           (62)
                                                --------       --------
      Total residential mortgage loans           302,344        306,016
                                                --------       --------

Consumer loans:
  Home equity - term loans                       142,199        134,932
  Home equity - lines of credit                   67,838         67,959
  Installment                                        421            365
  Savings secured                                    359            358
  Automobile                                         133            157
  Unsecured and other                              1,105          1,271
                                                --------       --------
      Subtotal                                   212,055        205,042
  Premium on loans acquired                            1              2
  Net deferred loan origination costs              1,487          1,437
                                                --------       --------
      Total consumer loans                       213,543        206,481
                                                --------       --------
      Total loans receivable                    $957,408       $950,806
                                                ========       ========

Deposits
--------

      Total deposits decreased by $24.8 million, or 2.5%, during the first three months of 2006, from $981.0 million, or 68.0% of total assets, at December 31, 2005, to $956.1 million, or 66.8% of total assets, at March 31, 2006.

      The following table sets forth certain information regarding deposits:


                                                  March 31, 2006            December 31, 2005
                                         -------------------------------    -------------------------------
                                                     Percent    Weighted                Percent    Weighted
                                                        Of      Average                    of      Average
                                          Amount      Total       Rate       Amount      Total       Rate
                                         --------    -------    --------    --------    -------    --------
                                                               (Dollars in thousands)

NOW accounts                             $ 78,791      8.3%       0.52%     $ 89,594      9.1%       0.54%
Money market accounts                       9,737      1.0%       1.57%       12,122      1.2%       1.31%
Savings accounts                          344,134     36.0%       1.83%      341,115     34.8%       1.66%
Certificate of deposit accounts           348,339     36.4%       3.62%      353,049     36.0%       3.34%
                                         --------    -----                  --------    -----
      Total interest bearing deposits     781,001     81.7%       2.49%      795,880     81.1%       2.28%
Noninterest bearing accounts              175,132     18.3%         --       185,089     18.9%         --
                                         --------    -----                  --------    -----
      Total deposits                     $956,133    100.0%       2.04%     $980,969    100.0%       1.85%
                                         ========    =====        ====      ========    =====        ====

      The overall composition of total deposits remained relatively consistent during the quarter. At March 31, 2006, core deposit accounts comprised 63.6% of total deposits, compared to 64.0% of total deposits at December 31, 2005. The Bank continues its strategy of emphasizing core deposits over certificates of deposit; however, consumer demand for higher yielding term deposit products remained robust during the first three months of 2006.

      In this competitive rate and deposit gathering environment, the Bank experienced a decline in core deposits of $20.1 million, or 3.2% during the first quarter of 2006. Savings accounts grew $3.0 million, while NOW accounts and money market accounts decreased $10.8 million and $2.4 million, respectively. Demand deposit accounts decreased $10.0 million from December 31, 2005 levels, primarily due to normal seasonality of customer balances. Additionally, certificates of deposit ("CDs") decreased $4.7 million during the quarter. Included within CD balances at March 31, 2006, were $10.0 million of brokered CDs. The Bank anticipates increasing the use of brokered CDs should their rates continue to remain attractive compared to wholesale funding.

Borrowings
----------

      FHLB borrowings increased $13.4 million, or 4.8%, during the first three months of 2006. The increases were the result of the Company utilizing borrowings to partially offset the overall decline in deposits. The Company, through the Bank's membership in the FHLB, has access to a number of different funding structures. Wholesale repurchase agreements remained consistent with the December 31, 2005 level of $20.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings.

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

      Nonperforming assets - At March 31, 2006, the Company had nonperforming assets of $3.0 million, which represented 0.21% of total assets. This compares to nonperforming assets of $415,000, or 0.03% of total assets, at December 31, 2005. Total nonperforming assets at March 31, 2006 consisted of nonaccrual loans: commercial loans aggregating $2.6 million, consumer loans of $57,000 and residential mortgage loans aggregating $316,000. Nonperforming assets at December 31, 2005 were primarily comprised of nonaccrual commercial and residential loans. The increase in nonperforming loans relates primarily to one commercial credit.

      Included in nonaccrual loans were $2.8 million, at March 31, 2006, and $141,000, at December 31, 2005, of impaired loans, with specific reserves against these impaired loans of $200,000 and $71,000, respectively. The increase in nonaccrual loans since year-end relates primarily to one commercial credit of $2.3 million. Management believes the Bank is well secured in this loan and has not specifically reserved for this credit.

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

      Delinquencies - At March 31, 2006, $398,000 of loan balances were 60 to 89 days past due, up slightly from $299,000 at December 31, 2005.

      The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.


                                                                    March 31,    December 31,
                                                                       2006          2005
                                                                    ---------    ------------
                                                                      (Dollars in thousands)

Loans accounted for on a nonaccrual basis                            $2,960         $ 415
Loans past due 90 days or more, but still accruing                       --            --
Impaired loans (not included in nonaccrual loans)                        --            --
                                                                     ------         -----
      Total nonperforming loans                                       2,960           415
Other real estate owned                                                  --            --
                                                                     ------         -----
      Total nonperforming assets                                     $2,960         $ 415
                                                                     ======         =====

Delinquent loans 60-89 days past due                                 $  398         $ 299

Nonperforming loans as a percent of total loans and leases             0.31%         0.04%
Nonperforming assets as a percent of total assets                      0.21%         0.03%
Delinquent loans 60-89 days past due as a percent of total loans       0.04%         0.03%

      Adversely classified assets - The Company's management adversely classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      At March 31, 2006, the Company had $6.1 million of assets that were classified as substandard. This compares to $6.8 million of assets that were classified as substandard at December 31, 2005. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2006, included in the assets that were classified as substandard were $3.1 million of performing loans. This compares to $6.4 million of adversely classified performing loans as of December 31, 2005. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the March 31, 2006 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. As the loan and lease portfolio continues to mature, or if economic conditions worsen, such as a significant downturn in the local or regional real estate market, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
-----------------------------------

      During the first three months of 2006, the Company made provisions to the allowance for loan and lease losses totaling $300,000 and had $185,000 of net charge-offs, bringing the balance in the allowance to $12.3 million, compared to $12.2 million at December 31, 2005. The net charge-offs were primarily small business loans. The allowance, expressed as a percentage of total loans, was 1.28% as of March 31, 2006, consistent with the prior year-end and stood at 415% of nonperforming loans at March 31, 2006, compared to 2932% of nonperforming loans at December 31, 2005.

      Assessing the adequacy of the allowance for loan and lease losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payments status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan and lease losses, as of March 31, 2006, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.6 million at March 31, 2006, compared to $1.1 million at December 31, 2005.

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

Results of Operations

Executive Overview
------------------

      Selected income statement and per share data and operating ratios are presented in the table below for the three month periods indicated:


                                                    For the three months ended
(In thousands,                  March 31,    December 31,    September 30,    June 30,    March 31,
except per share data)             2006          2005             2005          2005         2005
                                ---------    ------------    -------------    --------    ---------

Income statement data:
  Net interest income            $11,050       $10,993          $10,767       $10,770      $10,371
  Noninterest income               2,305         2,173            2,581         2,445        2,075
  Noninterest expense             10,791         9,494            9,161         9,125        8,512
  Net income                       1,525         2,235            2,467         2,460        2,407

Per share data:
  Diluted earnings per share        0.31          0.46             0.50          0.52         0.57
  Dividends per common share        0.15          0.15             0.15          0.15         0.15

Operating ratios:
  Net interest margin               3.25%         3.25%            3.25%         3.40%        3.52%
  Return on assets                  0.43%         0.63%            0.71%         0.74%        0.78%
  Return on equity                  5.89%         8.56%            9.44%        10.09%       12.34%
  Efficiency ratio                 80.80%        72.11%           68.63%        69.05%       68.39%

      The Company reported net income for the first quarter of 2006 of $1.5 million, down $710,000, or 31.8%, from the prior quarter and down $882,000, or 36.6%, from the first quarter of 2005. Diluted earnings per common share ("EPS") also decreased by 32.6% from the prior quarter. EPS decreased 45.6% from the first quarter in 2005. EPS for the current quarter fully reflects the 628,000 shares issued in the second quarter of 2005.

      The decrease in net income is largely attributable to a non-recurring pretax loss on a note receivable of $868,000. Excluding this non-recurring item, net income would have been $2.1 million, with EPS of $0.43 per share. See also discussion under "Noninterest expense". The remaining decrease in net income on a comparative quarter basis (three months ended March 31, 2006 as compared to the three months ended March 31, 2005) can be attributed to the decrease in net interest margin of 27 basis points ("bps"). During the first quarter of 2006 and the latter portion of 2005, the net interest margin has been compressed by the flattened yield curve. However, the net interest margin has held at 3.25% for the past three quarters.

      The Company has seen growth in the current quarter in its noninterest income with an increase in commissions on nondeposit investment products of $185,000 as compared to the 2005 fourth quarter and $112,000 on a comparative quarter basis. Service charges on deposit accounts also showed increases of $37,000 and $104,000 on a linked quarter and comparative quarter basis. Loan related fees were down compared to both periods, but a large dollar majority of those fees result from loan prepayments, which are incurred normally when a customer exits the banking relationship.

      Excluding the loss on a note receivable, noninterest expenses rose $429,000 during the current quarter compared to the three months ended December 31, 2005. Increases in salaries and benefits were due to normal timing differences in benefits and non-recurring signing bonuses for the two lenders the Company successfully recruited in January 2006 from a larger competitor in the market. The Company experienced a decrease in professional services costs as the Company expects lower outsourced audit costs as the
Company's internal audit department is now fully staffed.   Compared to the
first quarter a year ago,
noninterest expense increased $1.4 million (excluding the non-recurring item of $868,000). Increases in salaries and benefits and occupancy were driven by the two new branch openings occurring after the first quarter of 2005 and the addition of Macrolease and the Bank's new private banking division, One Trust & Private Banking. Increases in loan workout expense were largely offset by the decrease in professional services costs referred to above.

      On a pro forma basis, excluding the non-recurring item, the Company's return on average assets and equity for the first quarter of 2006 would have been of 0.59% and 8.06%, respectively. The decrease in these ratios from the last quarter and a year ago continue to reflect the compressed net interest margin, the Company's continued growth, and the impact of the additional equity raised in the second quarter of 2005. On a pro forma basis, the Company's efficiency ratio would have been 74.30%. During the first quarter of 2006, the Company began an operational process review under the direction of the Bank's new Chief Operating Officer to identify opportunities to reduce costs and increase efficiency. The Company expects to begin to experience the benefits of this program in the latter portion of 2006 and in 2007.

      The following tables set forth certain information relating to the reconciliation of GAAP net income, EPS, and operating ratios as described above.


                                                      Quarter Ended
        (In thousands, except per share data)         March 31, 2006
                                                      --------------

        Net income (GAAP)                                 $1,525
          Add back non-recurring loss, net of tax            564
        Pro forma net income                              $2,089
                                                          ======

        Diluted earnings per share (GAAP)                 $ 0.31
          Effect of non-recurring loss, net of tax          0.12
        Pro forma diluted earnings per share              $ 0.43
                                                          ======


                                                            Quarter Ended March 31, 2006
                                              Return on Assets    Return on Equity    Efficiency Ratio
                                              ----------------    ----------------    ----------------

GAAP ratios                                         0.43%               5.89%              80.80%
  Effect of non-recurring loss, net of tax          0.16%               2.17%              (6.50)%
Pro forma ratios                                    0.59%               8.06%              74.30%

Net Interest Income
-------------------

      For the quarter ended March 31, 2006, net interest income was $11.1 million, compared to $10.4 million for the 2005 period. The net interest margin for the first quarter of 2006 at 3.25% was down from the net interest margin for the 2005 period of 3.52%. The increase in net interest income of $679,000, or 6.5%, was attributable to the continued growth of the Company, while the decrease in the net interest margin of 27 bps was due to the compression of the yield curve and current interest rate environment. Average earning assets were $173.1 million, or 14.5%, higher, and average interest-bearing liabilities were $141.9 million, or 14.2%, higher, than the comparable period a year earlier.

      Average Balances, Yields and Costs - The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.


(Dollars in thousands)                                               For the three months ended March 31,
                                                   ------------------------------------------------------------------------
                                                                  2006                                  2005
                                                   ----------------------------------    ----------------------------------
                                                                  Interest                              Interest
                                                     Average      earned/     Average      Average      earned/     Average
                    Assets                           balance        paid       yield       balance        paid       yield
                                                     -------      --------    -------      -------      --------    -------

Earning assets:
  Overnight investments                            $    4,904     $    30      2.44%     $   10,544     $    56      2.15%
  Investment securities                               157,259       1,671      4.25%        119,217       1,237      4.15%
  Mortgage-backed securities                          232,519       2,654      4.57%        164,571       1,797      4.37%
  Stock in the FHLB                                    16,299         211      5.25%         13,236         130      3.98%
  Loans receivable:
    Commercial loans and leases                       439,598       7,685      7.09%        402,513       6,370      6.42%
    Residential mortgage loans                        305,609       4,082      5.34%        311,556       3,969      5.10%
    Consumer and other loans                          210,360       3,062      5.90%        171,847       2,186      5.16%
                                                   ----------     -------                ----------     -------
      Total earning assets                          1,366,548      19,395      5.72%      1,193,484      15,745      5.32%
                                                                  -------                               -------
Cash and due from banks                                23,287                                20,689
Allowance for loan and lease losses                   (12,384)                              (12,066)
Premises and equipment                                 15,156                                12,003
Goodwill, net                                          11,234                                10,766
Accrued interest receivable                             5,803                                 4,620
Bank-owned life insurance                              19,796                                18,192
Prepaid expenses and other assets                       9,296                                 4,336
                                                   ----------                            ----------
Total assets                                        1,438,736                             1,252,024
                                                   ==========                            ==========
   Liabilities and Shareholder's Equity
Interest-bearing liabilities:
  Deposits:
    NOW accounts                                       79,964         103      0.52%        102,439         177      0.70%
    Money market accounts                              11,455          38      1.33%         17,978          55      1.24%
    Savings accounts                                  333,046       1,377      1.68%        333,132       1,012      1.23%
    Certificate of deposit accounts                   349,456       2,968      3.44%        266,450       1,722      2.62%
    Overnight and short-term borrowings                31,278         315      4.09%         22,652         115      2.06%
    Wholesale repurchase agreements                    20,000         189      3.84%          1,099           8      2.95%
    FHLB borrowings                                   298,380       3,007      4.09%        237,933       1,988      3.39%
    Subordinated deferrable interest debentures        18,558         348      7.61%         18,558         297      6.49%
                                                   ----------     -------                ----------     -------
    Total interest-bearing liabilities              1,142,137       8,345      2.96%      1,000,241       5,374      2.18%
                                                                  -------                               -------
Noninterest-bearing deposits                          174,451                               164,480
Other liabilities                                      17,076                                 8,177
                                                   ----------                            ----------
Total liabilities                                   1,333,664                             1,172,898

Shareholders' Equity:                                 105,072                                79,126
                                                   ----------                            ----------
Total liabilities and shareholders' equity         $1,438,736                            $1,252,024
                                                   ==========                            ==========
Net interest income                                               $11,050                               $10,371
                                                                  =======                               =======
Net interest rate margin                                                       3.25%                                 3.52%
Net interest rate spread                                                       2.76%                                 3.14%

      Rate/Volume Analysis - The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.


                                                 Three Months Ended March 31,
                                                         2006 vs. 2005
                                                  Increase/(decrease) due to
                                                 ----------------------------
(Dollars in thousands)                            Rate      Volume      Total
                                                 ------     ------     ------

Interest income:
  Overnight investments                          $    7     $  (33)    $  (26)
  Investment securities                              46        388        434
  Mortgage-backed securities                         73        784        857
  Stock in the FHLB                                  47         34         81
  Commercial loans and leases                       540        775      1,315
  Residential mortgage loans                        192        (79)       113
  Consumer and other loans                          361        515        876
                                                 ------     ------     ------
      Total interest income                       1,266      2,384      3,650
                                                 ------     ------     ------

Interest expense:
  NOW accounts                                      (40)       (34)       (74)
  Money market accounts                               4        (21)       (17)
  Savings accounts                                  364          1        365
  Certificate of deposit accounts                   627        619      1,246
  Overnight and short-term borrowings               146         54        200
  Wholesale repurchase agreements                     4        177        181
  FHLB borrowings                                   455        564      1,019
  Subordinated deferrable interest debentures        51         --         51
                                                 ------     ------     ------
      Total interest expense                      1,611      1,360      2,971
                                                 ------     ------     ------
      Net interest income                        $ (345)    $1,024     $  679
                                                 ======     ======     ======

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.6 million for the quarter ended March 31, 2006, compared to $3.2 million for the 2005 period. The increase in total investment income was $1.3 million, or 41.8%, and was attributable to higher average balances. Yields did increase on a comparative quarter basis, but the primary driver of the increase in investment income was higher average balances due to the leverage program, which concluded in the fourth quarter of 2005. The majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      Interest Income - Loans and Leases - Interest from loans and leases was $14.8 million for the three months ended March 31, 2006, and represented a yield on total loans and leases of 6.27%. This compares to $12.5 million of interest, and a yield of 5.71%, for the first quarter of 2005. Increased interest income resulting from the growth in the average balance of loans and leases of $69.7 million, or 7.9%, was augmented by an increase in the yield on loans of 56 bps.

      The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2005 as follows: commercial loans and leases increased $37.1 million, or 9.2%, and consumer and other loans increased $38.5 million, or 22.4%, while residential mortgage loans decreased $5.9 million, or 1.9%. Changes in the average yields from the first quarter of 2005 were as follows: commercial loans and leases increased 67 bps, to 7.09%, and consumer and other loans increased 74 bps, to 5.90%, while residential mortgage loans increased 24 bps, to 5.34%. The yields on loans and leases benefited primarily from the increases in short-term interest rates occurring in both 2006 and 2005.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $3.0 million, or 55.3%, to $8.3 million for the three months ended March 31, 2006, from $5.4 million for the same period during 2005. The overall average cost for interest-bearing liabilities increased 78 bps to 2.96% for the first quarter of 2006, compared to 2.18% for the first quarter of 2005. The average balance of total interest-bearing liabilities increased $141.9 million, from $1.0 billion in the first quarter of 2005 to $1.1 billion in the first quarter of 2006. The growth in deposit average balances was centered primarily in CDs (up $83.0 million or 31.2%). The increase in CDs was offset by decreases in lower- costing NOW accounts (down $22.5 million or 21.9%) and money market accounts (down $6.5 million or 36.3%). Savings accounts remained consistent compared to the same period during 2005 with only a moderate decrease of $86,000.

      Borrowings increased on a comparative quarter basis as the Bank utilized FHLB funding (up $60.4 million or 25.4%) and short-term borrowings (up $8.6 million or 38.1%) as both part of the leverage program in 2005 and to partially offset the current quarter decrease in deposit balances. In addition, the Company entered into wholesale repurchase agreements late in the first quarter of 2005 and continued to utilize this funding source later in 2005 and in 2006. As a result, the average balance for wholesale repurchase agreements for the three months ended March 31, 2006 increased compared to the same period in 2005 (up $18.9 million or 1720%).

      The rise in borrowing costs overall can be attributed to several factors. The higher volumes referred to above combined with rising interest rate costs due to the competitive rate environment and continued customer demand for higher yielding deposit products increased interest expense during the first three months of 2006 compared to the same period a year ago. The Company's liability costs are dependent on a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses
-----------------------------------

      The provision for loan and lease losses was $300,000 for the quarter ended March 31, 2006, remaining consistent with the first quarter of 2005. Additions to the allowance for loan and lease losses during the first quarter of 2006 were primarily in response to concern for general economic conditions.

      Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan portfolio and general economic conditions when determining the provision for each quarter. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases in the provision for loan and lease losses. Also see discussion under "Allowance for Loan and Lease Losses".

Noninterest Income
------------------

      Total noninterest income increased $230,000, or 11.1%, to $2.3 million for the first quarter of 2006, from $2.1 million for the first quarter of 2005. The Company experienced increases in service charges on deposit accounts (up $104,000 or 9.6%) and commissions on nondeposit investment products (up $112,000 or 56.0%). Consistent with prior quarters, deposit account service charges continue to represent the largest source of noninterest income for the Company. Loan related fees were down $139,000, or 49.1%, as the Company did not receive significant prepayment penalties during the first quarter of 2006. Additionally, Other Income increased $138,000, or 42.9%, due in large part to Macrolease-related commissions on leases originated for third parties and an increase in customer related sweep activity; however, credit card commissions decreased on a comparative quarter basis.

Noninterest Expense
-------------------

      Noninterest expense for the first quarter of 2006 increased $2.3 million, or 26.8%, to $10.8 million from $8.5 million in 2005. Overall, noninterest expenses reflected the continued growth of the Company resulting in higher operating costs. Such growth includes the opening of two new branches in 2005, the additions to our business, operations and financial senior management ranks, and the addition of Macrolease and One Trust & Private Banking (both occurring in the second quarter of 2005). The increases in costs were centered in the following areas: Salaries and benefits (up $884,000 or 19.1%) and Occupancy costs (up $141,000, or 19.3%). The Company plans to further expand its Rhode Island branch network by opening two new branches in 2007 in Pawtucket and Narragansett.

      Loan workout expense increased during the current quarter compared to a year ago (up $132,000 or 1200%), but was relatively consistent on a linked quarter basis. Also, Other Expenses increased from a year ago by $371,000, or 38.7%, with increases in recruiting costs, charitable contributions and customer related sweep activity. On a pro forma basis, excluding the item referred to below, the Company's efficiency ratio increased from 68.39% during the first quarter of 2005 to 74.30% in 2006.

      During the quarter, the Company incurred a non-recurring loss on a note receivable of $868,000 that was disclosed by the Company in December 2005 and in the Company's 2005 Annual Report on Form 10-K. The receivable arose in connection with the unauthorized actions of a former employee. The Company recorded this loss in March 2006 as the receivable was determined to be not collectible. The Company has filed a claim with its insurance carrier seeking recovery for the loss.

Income Tax Expense
------------------

      Income tax expense of $739,000 was recorded for the three months ended March 31, 2006, compared to $1.2 million for the same period during 2005. This represented total effective tax rates of 32.6% and 33.8%, respectively. Tax-favored income from Bank-owned life insurance (BOLI), along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

Liquidity and Capital Resources

Liquidity
---------

      Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

      The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company's ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds and maturity of investment securities and sales of securities from the available for sale portfolio. Management believes that these sources are sufficient to fund the Bank's lending and investment activities.

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2006, overnight investments, investment securities and MBSs available for sale amounted to $383.3 million, or 26.8% of total assets. This compares to $396.2 million, or 27.5% of total assets at December 31, 2005. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources
-----------------

      Total shareholders' equity of the Company at March 31, 2006 was $104.3 million, as compared to $104.8 million at December 31, 2005. This decrease of $479,000 was primarily attributable to net income of $1.5 million, a decrease in accumulated other comprehensive income of $2.3 million (attributable to increases in unrealized losses on investments and MBSs), proceeds from the exercise of stock options of $1.0 million and dividends paid of $714,000.

      All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered "well capitalized".

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

      As of March 31, 2006, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

      The Company's and the Bank's actual and required capital amounts and ratios are as follows:


                                                                  Minimum Required    Minimum Required
                                                                    For Capital       To Be Considered
                                                  Actual         Adequacy Purposes    "Well Capitalized"
                                            -----------------    -----------------    ------------------
                                             Amount     Ratio     Amount     Ratio     Amount     Ratio
                                             ------     -----     ------     -----    -------    -------

At March 31, 2006:

Bancorp Rhode Island, Inc.
--------------------------
Tier I capital (to average assets)          $116,643     8.21%   $ 42,624    3.00%    $71,040      5.00%
Tier I capital (to risk weighted assets)     116,643    12.69%     36,761    4.00%     55,142      6.00%
Total capital (to risk weighted assets)      128,136    13.94%     73,522    8.00%     91,903     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $ 94,325     6.64%   $ 42,603    3.00%    $71,005      5.00%
Tier I capital (to risk weighted assets)      94,325    10.27%     36,745    4.00%     55,118      6.00%
Total capital (to risk weighted assets)      105,818    11.52%     73,490    8.00%     91,863     10.00%

At December 31, 2005:

Bancorp Rhode Island, Inc.
--------------------------

Tier I capital (to average assets)          $114,822     8.21%   $ 41,933    3.00%    $69,889      5.00%
Tier I capital (to risk weighted assets)     114,822    12.62%     36,394    4.00%     54,592      6.00%
Total capital (to risk weighted assets)      126,200    13.87%     72,789    8.00%     90,986     10.00%

Bank Rhode Island
-----------------
Tier I capital (to average assets)          $ 93,339     6.67%   $ 41,965    3.00%     69,941      5.00%
Tier I capital (to risk weighted assets)      93,339    10.26%     36,378    4.00%     54,566      6.00%
Total capital (to risk weighted assets)      104,717    11.51%     72,755    8.00%     90,944     10.00%

                         BANCORP RHODE ISLAND, INC.
         Quantitative and Qualitative Disclosures About Market Risk

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

      The principal market risk facing the Company is interest rate risk. The Company's objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while maintaining interest rate risk exposure within established parameters over a range of possible interest rate scenarios.

      Interest rate risk management is governed by the Bank's Asset/Liability Committee ("ALCO"). The ALCO establishes exposure limits that define the Company's tolerance for interest rate risk. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest rate risk and for providing a framework for evaluation and interest rate risk management decision making. The primary tools for managing interest rate risk currently are the securities portfolio, purchased mortgages, wholesale repurchase agreements and borrowings from the FHLB.

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of March 31, 2006, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

      The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2006:


                                               Estimated Exposure
                                             to Net Interest Income
                                             ----------------------
                                              Dollar       Percent
                                              Change       Change
                                             --------      -------
                                             (Dollars in thousands)

          Initial Twelve Month Period:

          Up 200 bps                         $   (87)      (0.2)%
          Down 200 bps                          (397)      (0.9)%

          Subsequent Twelve Month Period:

          Up 200 bps                          (2,131)     (4.6)%
          Down 200 bps                        (1,173)     (2.5)%

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2006, the Company's one year cumulative gap was a negative $162.5 million, or 11.4% of total assets.

      For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 51 and 52 of the Company's 2005 Annual Report on Form 10-K.

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

      There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company's auditors.

                         BANCORP RHODE ISLAND, INC.
                              Other Information


PART II.  Other Information

Item 1.   Legal Proceedings
----------------------------

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

Item 1A.  Risk Factors
----------------------

          There have been no material changes from the risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------

          No information to report.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          No defaults upon senior securities have taken place.

Item 4.   Submission of Matters to a Vote of the Security Holders
-----------------------------------------------------------------

          No information to report.

Item 5.   Other Information
---------------------------

          No information to report.

Item 6.   Exhibits
------------------

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


                                                  Bancorp Rhode Island, Inc.


May 8, 2006                                          /s/  Merrill W. Sherman
-----------                                          -----------------------
   (Date)                                                 Merrill W. Sherman
                                                               President and
                                                     Chief Executive Officer


May 8, 2006                                            /s/  Linda H. Simmons
-----------                                            ---------------------
   (Date)                                                   Linda H. Simmons
                                                     Chief Financial Officer
                                                               and Treasurer