Form 10-Q
period 2006-07-31
BANCORP RHODE ISLAND INC
filed 2006-08-09
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: June 30, 2006

Commission File No. 001-16101

BANCORP RHODE ISLAND, INC.
(Exact Name of Registrant as Specified in Its Charter)

Rhode Island	05-0509802
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
(Address of Principal Executive Offices)

(401) 456-5000
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 1, 2006:

Common Stock - Par Value $0.01	4,770,771 shares
(class)	(outstanding)

Bancorp Rhode Island, Inc.

Quarterly Report on Form 10-Q

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

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets (unaudited)

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS:
Cash and due from banks	$31,497	$30,177
Overnight investments	5,349	10,370
Total cash and cash equivalents	36,846	40,547
Investment securities available for sale (amortized cost of $160,243 and $153,328 at June 30, 2006 and December 31, 2005, respectively)	156,896	150,959
Mortgage-backed securities available for sale (amortized cost of $214,178 and $237,449 at June 30, 2006 and December 31, 2005, respectively)	206,812	234,858
Total securities available for sale	363,708	385,817
Stock in Federal Home Loan Bank of Boston	16,530	16,062
Loans and leases receivable:
Commercial loans and leases	486,147	438,309
Residential mortgage loans	288,489	306,016
Consumer and other loans	222,202	206,481
Total loans and leases receivable	996,838	950,806
Less allowance for loan and lease losses	(12,462)	(12,168)
Net loans and leases receivable	984,376	938,638
Premises and equipment, net	15,496	14,858
Goodwill	11,317	11,234
Accrued interest receivable	6,871	6,965
Investment in bank-owned life insurance	20,737	18,824
Prepaid expenses and other assets	10,706	9,334
Total assets	$1,466,587	$1,442,279
LIABILITIES:
Deposits:
Demand deposit accounts	$185,050	$185,089
NOW accounts	87,400	89,594
Money market accounts	7,952	12,122
Savings accounts	351,702	341,115
Certificate of deposit accounts	360,407	353,049
Total deposits	992,511	980,969
Overnight and short-term borrowings	43,120	26,238
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	277,512	279,973
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	10,307	11,709
Total liabilities	1,362,008	1,337,447
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,770,221 shares and 4,719,126 shares, respectively	48	47
Additional paid-in capital	67,150	65,768
Retained earnings	44,345	42,241
Accumulated other comprehensive loss	(6,964)	(3,224)
Total shareholders’ equity	104,579	104,832
Total liabilities and shareholders’ equity	$1,466,587	$1,442,279

See accompanying notes to consolidated financial statements

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$15,468	$13,203	$30,297	$25,728
Available for sale securities	4,247	3,667	8,572	6,701
Overnight investments	47	44	77	100
Federal Home Loan Bank of Boston stock dividends	--	154	211	284
Total interest and dividend income	19,762	17,068	39,157	32,813
Interest expense:
Deposits	5,269	3,361	9,755	6,327
Overnight and short-term borrowings	498	133	813	248
Wholesale repurchase agreements	223	92	412	100
Federal Home Loan Bank of Boston borrowings	3,081	2,399	6,088	4,387
Subordinated deferrable interest debentures	362	313	710	610
Total interest expense	9,433	6,298	17,778	11,672
Net interest income	10,329	10,770	21,379	21,141
Provision for loan and lease losses	440	354	740	654
Net interest income after provision for loan and lease losses	9,889	10,416	20,639	20,487

Noninterest income:
Service charges on deposit accounts	1,262	1,152	2,449	2,235
Commissions on nondeposit investment products	251	198	563	398
Loan related fees	274	156	418	439
Income from bank-owned life insurance	195	168	374	340
Commissions on loans originated for others	29	62	52	86
Gain on sale of mortgage-backed securities	--	104	--	96
Other income	804	605	1,264	926
Total noninterest income	2,815	2,445	5,120	4,520

Noninterest expense:
Salaries and employee benefits	5,201	4,848	10,708	9,471
Occupancy	873	771	1,746	1,503
Data processing	742	745	1,479	1,497
Marketing	619	469	959	790
Professional services	513	523	929	1,011
Equipment	362	410	741	809
Loan servicing	208	239	406	466
Loan workout and other real estate owned expense	16	23	159	34
Loss on note receivable	--	--	868	--
Other expenses	1,186	1,097	2,516	2,056
Total noninterest expense	9,720	9,125	20,511	17,637
Income before income taxes	2,984	3,736	5,248	7,370
Income tax expense	978	1,276	1,717	2,503
Net income	$2,006	$2,460	$3,531	$4,867

Average common shares outstanding – basic	4,764	4,508	4,755	4,259
Average common shares outstanding – diluted	4,905	4,738	4,896	4,497

Per share data:
Basic earnings per common share	$0.42	$0.55	$0.74	$1.14
Diluted earnings per common share	$0.41	$0.52	$0.72	$1.08
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to consolidated financial statements

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30,	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
(In thousands)

2005
Balance at December 31, 2004	$40	$42,852	$35,373	$658	$78,923
Net income	--	--	4,867	--	4,867
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale, net of taxes of $590				(1,095)	(1,095)
Reclassification adjustment, net of taxes of $34				(62)	(62)
Total comprehensive income					3,710

Proceeds from stock offering	7	21,450	--	--	21,457
Acquisition of Macrolease	--	250	--	--	250
Exercise of stock options	--	116	--	--	116
Share-based compensation	--	17	--	--	17
Dividends on common stock ($ 0.30 per common share)	--	--	(1,287)	--	(1,287)

Balance at June 30, 2005	$47	$64,685	$38,953	$(499)	$103,186

2006
Balance at December 31, 2005	$47	$65,768	$42,241	$(3,224)	$104,832
Net income	--	--	3,531	--	3,531
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale, net of taxes of $2,013				(3,740)	(3,740)
Total comprehensive loss					(209)

Exercise of stock options	1	1,233	--	--	1,234
Acquisition of Macrolease	--	83	--	--	83
Share-based compensation	--	66	--	--	66
Dividends on common stock ($ 0.30 per common share)	--	--	(1,427)	--	(1,427)

Balance at June 30, 2006	$48	$67,150	$44,345	$(6,964)	$104,579

See accompanying notes to consolidated financial statements

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$3,531	$4,867
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	418	1,437
Provision for loan and lease losses	740	654
Gain on sale of mortgage-backed securities	--	(96)
Income from bank-owned life insurance	(374)	(340)
Share-based compensation	66	17
(Increase) decrease in:
Accrued interest receivable	94	(501)
Prepaid expenses and other assets	642	(1,040)
Increase (decrease) in:
Other liabilities	(1,402)	1,297
Other, net	9	(180)
Net cash provided by operating activities	3,724	6,115

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(8,000)	(37,932)
Maturities and principal repayments	1,000	9,999
Mortgage-backed securities available for sale:
Purchases	--	(100,334)
Maturities and principal repayments	23,217	20,692
Proceeds from sales	--	9,359
Net increase in loans and leases	(35,167)	(18,455)
Purchases of loans and leases, including purchased interest	(10,461)	(22,230)
Purchase of Federal Home Loan Bank of Boston stock	(468)	(2,297)
Purchases of premises and equipment	(1,777)	(3,836)
Purchase of bank-owned life insurance	(1,539)	--
Net cash used by investing activities	(33,195)	(145,034)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,542	53,289
Net increase in overnight and short-term borrowings	16,882	(1,456)
Proceeds from long-term borrowings	150,000	202,750
Repayment of long-term borrowings	(152,461)	(141,239)
Proceeds from issuance on common stock	1,234	21,573
Dividends on common stock	(1,427)	(1,287)
Net cash provided by financing activities	25,770	133,630

Net decrease in cash and cash equivalents	(3,701)	(5,289)
Cash and cash equivalents at beginning of period	40,547	35,679
Cash and cash equivalents at end of period	$36,846	$30,390

Supplementary Disclosures:
Cash paid for interest	$17,267	$11,453
Cash paid for income taxes	1,265	3,337
Non-cash transactions:
Acquisition of Macrolease	83	250
Change in accumulated other comprehensive loss	(3,740)	(1,157)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and Macrolease Corporation (an equipment leasing company). All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

(2) Earnings Per Share

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

(3) Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment”, which is a revision to SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123-R focuses primarily on accounting for share-based payments made to employees. Under SFAS 123-R, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement, whereas under SFAS 123, the Company accounted for share-based awards under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company adopted SFAS 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS 123-R are generally only applied to share-based awards granted subsequent to adoption and any unvested prior grants. Under SFAS 123-R, share-based awards requiring future service are recognized as compensation expense over the relevant service period. Share-based awards that do not require future service (“vested awards”) are expensed immediately. SFAS 123-R also requires the Company to estimate expected forfeitures in determining compensation expense. Additionally, compensation expense for share-based awards granted to retirement-eligible employees is recognized immediately.

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

Under SFAS 123, the Company did not recognize compensation expense for stock options issued prior to January 2006 because the stock options had no intrinsic value at grant date, as the exercise price equaled the market value of the Company’s common stock on the grant date. The Company did recognize compensation expense related to restricted stock compensation during 2005. The relevant service period for this restricted stock award concluded in December 2005.

As indicated above, at the time of adoption of SFAS 123-R on January 1, 2006, all stock options granted to employees and directors were fully vested and exercisable. As a result, the transition impact of adopting SFAS 123-R was not material to the Company’s results of operations for the six months ended June 30, 2006.

If the Company had recognized compensation expense for stock options over the relevant service period, generally 3 to 4 years under the fair value method proscribed by SFAS 123, net income would have decreased for the three month and six month periods ended June 30, 2005, resulting in pro forma net income and earnings per common share (“EPS”) as summarized below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (in thousands):
As reported	$2,460	$4,867
Compensation cost, net of taxes	(128)	(166)
Pro forma	$2,332	$4,701
Earnings per common share:
Basic:
As reported	$0.55	$1.14
Pro forma	$0.52	$1.10
Diluted:
As reported	$0.52	$1.08
Pro forma	$0.49	$1.05

Employee Stock Plans – The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its common stock to officers and key employees. The total number of shares available for awards under the Employee Stock Plans is 835,000. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans, which are shareholder approved, allow grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have a 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).

The fair value of each employee stock option award is estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term	7 years	7 years	7 years	7 years
Expected volatility	24%	25%	23%	25%
Risk-free interest rate	4.79%	3.33%	4.74%	3.33%
Dividend yield	1.72%	1.55%	1.73%	1.55%
Fair value of options granted	$ 10.26	$ 11.32	$ 9.87	$ 11.32

The activity related to these stock options is summarized below:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2005	428,980	$ 21.27
Granted	58,350	$ 34.76
Exercised	55,900	$ 16.91
Forfeited	10,550	$ 35.41
Outstanding, June 30, 2006	420,880	$ 24.46	$ 6,499,000	6.3
Exercisable, June 30, 2006	362,530	$ 22.80	$ 6,199,000	5.7

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $992,000 and $271,000, respectively.

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Non-cash employee share-based compensation	$ 30	$ 25	$ 36	$ 49
Excess tax benefit related to share-based compensation (1)	--	--	122	--

(1)	Represents the tax benefit on stock options exercised, which is included within option exercises on the Statement of Changes in Shareholders’ Equity.

As of June 30, 2006, there was $487,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 4.3 years.

Director Stock Plan – The Company maintains a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant awards to non-employee directors. The total number of shares available for awards under the Director Stock Plan is 90,000. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Unless exercised, options granted under the Director Stock Plan have a 10-year contractual term.

The fair value of each non-employee director annual stock option award is estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized in the table below:

	Annual Option Grant
	2006	2005
Expected term	8 years	7 years
Expected volatility	29%	25%
Risk-free interest rate	5.09%	3.83%
Dividend yield	1.70%	1.58%
Fair value of options granted	$ 12.61	$ 10.89

The activity related to these director stock options is summarized below:

Director Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2005	49,500	$ 22.75
Granted	7,000	$ 35.24
Exercised	--	--
Forfeited	--	--
Outstanding, June 30, 2006	56,500	$ 24.29	$ 882,000	6.0
Exercisable, June 30, 2006	49,500	$ 22.75	$ 849,000	5.4

During the six months ended June 30, 2006 and 2005, there were no options exercised by directors. The Company recorded share-based compensation expenses to directors during the three- and six-month periods ended June 30, 2006 of $29,000. As of June 30, 2006, there was $59,000 of total unrecognized compensation cost related to nonvested director compensation arrangements. This cost is expected to be recognized over the next four months.

(4)  Supplemental Executive Retirement Plans

The Bank maintains Supplemental Executive Retirement Plans (“SERPs”) for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $217,000 and $302,000 for the six months ending June 30, 2006 and 2005, respectively. Accrued liabilities associated with the SERPs were $2.0 million and $1.8 million for June 30, 2006 and December 31, 2005, respectively.

(5)  Stock Repurchase Plan

In April 2006, the Company’s Board of Directors authorized the repurchase of up to 245,000 shares of the Company's common stock or approximately five percent of the outstanding shares. The repurchases, which may be conducted through open market purchases or privately negotiated purchases, may be made periodically, subject to market conditions, at the discretion of management. As of June 30, 2006, the Company had not yet repurchased any of its common stock.

(6)  Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

BANCORP RHODE ISLAND, INC.

Management's Discussion and Analysis

ITEM 2. Management's Discussion and Analysis

General

The Company’s principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BARI”. The Company’s financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2005 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses and valuation of goodwill and analysis for impairment as the Company’s most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Overview

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets (“net interest margin”), and the quality of the Company’s assets.

The Company’s net interest income represents the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on pages 26 and 31. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on pages 25 and 30.

Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk”. How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 35.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to probable losses inherent in the portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Finally, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition – Asset Quality” on page 19.

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

In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank’s first acquisition, acquiring the operations of an equipment leasing company located in Long Island, New York (“Macrolease”). The Bank is using the Macrolease platform to increase its portfolio of equipment leases, as well as generating additional income by originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank’s commercial customers, thereby expanding the Bank’s product offerings.

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank’s primary marketplace (based upon June 2005 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits has remained intense during the past few years. This competition has most recently resulted in an increase in competitors’ advertising and promotional product offerings in print and television media, as well as direct mailings.

For the six months ended June 30, 2006, approximately 80.7% of the Company’s revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 17.8% in 2005.

Consistent with recent periods, the primary sources of noninterest income for the Company are service charges on deposit accounts, commissions on nondeposit investment products and loan related fees.

The future operating results of the Company will again depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing its sources of noninterest income, and controlling the growth of noninterest or operating expenses.

Financial Condition – Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Balance sheet data:
Total assets	$1,466,587	$1,430,840	$1,442,279	$1,417,251	$1,377,973
Securities available for sale	363,708	379,594	385,817	375,166	360,930
Loans and leases receivable	996,838	957,408	950,806	941,531	925,653
Core deposits (1)	632,104	607,794	627,920	634,407	630,868
Certificates of deposit	360,407	348,339	353,049	327,092	303,095
Borrowings	359,190	360,319	344,769	343,533	331,441
Total shareholders’ equity	104,579	104,352	104,832	103,686	103,186

Core deposit ratio	63.7%	63.6%	64.0%	66.0%	67.5%

(1) Core deposits consist of demand deposit, NOW, money market and savings accounts.

Total assets increased by over $24 million since December 31, 2005. During the current quarter, the Bank experienced significant growth in commercial loans, with an overall net increase in total loans and leases receivable of $46.0 million, or 4.8%, since the prior year-end. The available for sale security portfolio decreased by $22.1 million as the proceeds from maturities of generally lower-yielding mortgage-backed securities are being redeployed into higher-yielding commercial and consumer loans. During the second quarter, the Bank experienced an increase in deposits, rebounding $36.4 million from the decrease experienced in the first quarter of 2006. By June 30, 2006, total deposits had exceeded the prior year-end level by $11.5 million. Borrowings remained $14.4 million higher than December 31, 2005, but were constant with first quarter borrowing levels. Also, the deposit mix has remained approximately the same since December 31, 2005, as the core deposits as a percentage of total deposits (“core deposit ratio”) has held at approximately 64%. Consumers continue to indicate a preference for higher-yielding term deposits (also referred to as certificates of deposit or CDs) in this rate environment. Additionally, competitive market forces and rising rates have resulted in upward repricing of savings account products. These two factors have contributed to higher costs and compression in the net interest margin. Shareholders’ equity as a percentage of total assets was approximately the same at June 30, 2006 and December 31, 2005 at 7.1% and 7.3%, respectively.

The Company’s financial position at June 30, 2006 as compared to the prior year quarter-end (June 30, 2005) reflects net growth of over $70 million in loans and leases. This increase also reflects the continuing conversion of the balance sheet with increases in commercial loans and leases of $52.9 million (up 12.2%) and consumer loans of $36.5 million (up 19.6%). The residential mortgage portfolio (consisting primarily of purchased mortgages) has decreased $18.2 million (down 5.9%) since June 30, 2005. In addition, deposits were up $58.5 million, or 6.3%, since the prior year quarter-end. This deposit growth was largely centered in certificates of deposit (up $57.3 million). Increases in savings balances of $19.3 million were largely offset by declines in other core deposit accounts. On a net basis, core deposits remained stable, with a moderate increase of $1.2 million, or 0.2%. Available for sale securities remained constant with prior year quarter-end balances. Shareholders’ equity as a percentage of total assets at June 30, 2006 at 7.1% decreased from 7.5% at June 30, 2005.

Financial Condition – Detailed Analysis

Investments

Total investments consists of available for sale securities (investment securities and mortgage-backed securities (“MBSs”)), stock in the FHLB and overnight investments. Total investments comprised $385.6 million, or 26.3% of total assets, at June 30, 2006, compared to $412.2 million, or 28.6% of total assets, at December 31, 2005, representing a decrease of $26.6 million or 6.5%. All $363.7 million of investment securities and MBSs at June 30, 2006 were classified as available for sale and carried a total of $10.7 million in net unrealized losses at the end of the quarter. The decrease in total investments reflects the Company’s continued strategy of targeting growth of internally generated assets, such as commercial and consumer loans. During the first six months of the year, $8.0 million of available for sale securities were purchased, while maturities and principal repayments totaled $24.2 million. The current interest rate environment has made wholesale purchases of assets, such as MBSs, supported by new wholesale borrowings less attractive than retirement of existing wholesale borrowings or deployment of available funds into internally generated assets.

Loans and Leases

Total loans and leases were $996.8 million, or 68.0% of total assets, at June 30, 2006, compared to $950.8 million, or 65.9% of total assets, at December 31, 2005. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area.

Commercial loans and leases – The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $47.8 million, or 10.9%, during the first six months of 2006. The Bank’s commercial lending function is organized into three groups.

The business lending group originates business loans, also sometimes referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank’s new subsidiary, Macrolease). Through the business lending group, the Bank offers asset-based lending against receivables, inventory and equipment on a formula basis. In the first six months of 2006, the majority of the Bank’s commercial lending growth occurred within the business lending portfolio. Owner-occupied commercial real estate loans increased $18.8 million, or 16.6%, since year-end, while commercial and industrial loans are up $14.4 million, or 19.6% during the same time period.

The commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. The bulk of the Bank’s growth in the CRE portfolio has occurred in multi-family loans, which are up $4.4 million, or 13.0%, since December 31, 2005.

The small business group originates a variety of real estate and non-real estate loans for business lending relationships of approximately $250,000 or less. With small business lending, the Bank utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. During the first six months of 2006, small business activity remained robust, with over $9.8 million in new originations. Small business loans have remained relatively constant as a percentage of the Bank’s commercial loan and lease portfolio with 8.4% at June 30, 2006, as compared to 8.9% at December 31, 2005.

The Bank is a participant in the U.S. Small Business Administration (“SBA”) Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the three commercial lending groups.

The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank is now originating equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. At June 30, 2006, leases comprised 10.9% of the commercial loan and lease portfolio, with $23.7 million of government leases and $29.4 million of Macrolease-generated leases.

The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on generation of small- to medium-sized commercial relationships (those relationships with $10 million or less in total loan commitments).

Consumer loans – The consumer loan portfolio increased $15.7 million, or 7.6%, during the first six months of 2006. This growth was centered in home equity term loans with maximum loan-to-values of 85%. The Company believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

Residential mortgage loans – During the first six months of 2006, residential mortgage loans decreased $17.5 million, or 5.7%, as repayments ($28.6 million) exceeded total purchases ($5.6 million) and originations ($5.6 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank may purchase residential mortgage loans as opportunities arise. At June 30, 2006, the Bank did not have commitments to purchase residential mortgage loans within the next 60 days.

The following is a breakdown of loans and leases receivable:

	June 30, 2006	December 31, 2005
	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$131,780	$112,987
Commercial real estate - nonowner occupied	96,918	95,779
Commercial and industrial	88,051	73,620
Small business	40,788	38,641
Multi-family	38,126	33,725
Construction	37,547	37,772
Leases and other	53,076	45,976
Subtotal	486,286	438,500
Net deferred loan origination fees	(139)	(191)
Total commercial loans and leases	486,147	438,309
Residential mortgage loans:
One- to four-family adjustable rate	187,178	202,223
One- to four-family fixed rate	99,161	101,598
Subtotal	286,339	303,821
Premium on loans acquired	2,205	2,257
Net deferred loan origination fees	(55)	(62)
Total residential mortgage loans	288,489	306,016
Consumer loans:
Home equity - term loans	150,396	134,932
Home equity - lines of credit	67,585	67,959
Savings secured	651	358
Installment	437	365
Automobile	261	157
Unsecured and other	1,346	1,271
Subtotal	220,676	205,042
Premium on loans acquired	1	2
Net deferred loan origination costs	1,525	1,437
Total consumer loans	222,202	206,481
Total loans and leases receivable	$996,838	$950,806

Deposits

Total deposits increased by $11.5 million, or 1.2%, during the first six months of 2006, from $981.0 million, or 68.0% of total assets, at December 31, 2005, to $992.5 million, or 67.7% of total assets, at June 30, 2006.

The following table sets forth certain information regarding deposits:

	June 30, 2006			December 31, 2005
(In thousands)	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

NOW accounts	$87,400	8.8%	0.45%	$89,594	9.1%	0.54%
Money market accounts	7,952	0.8%	1.99%	12,122	1.2%	1.31%
Savings accounts	351,702	35.4%	2.36%	341,115	34.8%	1.66%
Certificate of deposit accounts	360,407	36.3%	3.95%	353,049	36.0%	3.34%
Total interest bearing deposits	807,461	81.3%	2.86%	795,880	81.1%	2.28%
Noninterest bearing accounts	185,050	18.7%	--	185,089	18.9%	--
Total deposits	$992,511	100.0%	2.33%	$980,969	100.0%	1.85%

The overall composition of total deposits remained relatively the same during the first six months of the year. At June 30, 2006, core deposit accounts comprised 63.7% of total deposits, compared to 64.0% of total deposits at December 31, 2005. The Bank continues its strategy of emphasizing the normally lower cost core deposits over certificates of deposit. However, during the past six months, the Bank has also offered higher-yielding savings accounts in an effort to retain and attract deposits. In addition, demand for CDs remained strong, as it had during the majority of 2005.

Despite the competitive rate and deposit gathering environment, deposits increased as compared to December 31, 2005. Savings accounts grew $10.6 million over the past six months. Demand deposit accounts returned to the $185 million level, similar to December 31, 2005, recovering from the seasonal decline experienced during the first quarter of 2006. Small dollar balance decreases in NOW and money market accounts ($6.4 million in the aggregate) were offset by a net increase of $7.4 million in CDs. Included within CD balances at June 30, 2006, were $10.0 million of brokered CDs. The Bank may increase the use of brokered CDs if their rates are attractive compared to wholesale funding.

Borrowings

Overnight and short-term borrowings increased $16.9 million during the first six months of 2006 as compared to the December 31, 2005 amount of $26.2 million. Over the past three months, the Bank’s customers have increased their utilization of the Bank’s cash management product suite. The increase in short-term borrowings has enabled the Bank to marginally reduce the amount of long-term borrowings, with an overall decrease of $2.5 million. Decreases in FHLB borrowings occurred largely during the second quarter, with a quarterly decline of $15.9 million, or 5.4%. The Company, through the Bank’s membership in the FHLB, has access to a number of different funding structures. Wholesale repurchase agreements remained constant with the December 31, 2005 level of $20.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings.

On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, but will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk.

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

Nonperforming assets – At June 30, 2006, the Company had nonperforming assets of $3.4 million, which represented 0.23% of total assets. This compares to nonperforming assets of $415,000, or 0.03% of total assets, at December 31, 2005. Total nonperforming assets at June 30, 2006 consisted of nonaccrual loans: commercial loans aggregating $2.4 million and residential mortgage loans aggregating $1.0 million. The Bank believes it is well-secured in both its commercial and residential credits as the underlying real estate collateral values exceed the value of the loans. Nonperforming assets at December 31, 2005 were primarily comprised of nonaccrual commercial and residential loans. The increase in nonperforming loans relates primarily to one commercial and a few residential credits.

Included within nonaccrual loans were $2.3 million of impaired loans at June 30, 2006. Management believes the Bank is well secured in its impaired loans at June 30, 2006 and has not specifically reserved for these credits. Included within nonaccrual loans at December 31, 2005 were $141,000 of impaired loans at December 31, 2005, for which the Bank had specific reserves of $71,000 at December 31, 2005.

The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

Delinquencies – At June 30, 2006, loan balances of $134,000 were 60 to 89 days past due, down slightly from $299,000 at December 31, 2005.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

	June 30,	December 31,
	2006	2005
	(In thousands)
Loans accounted for on a nonaccrual basis	$3,387	$415
Loans past due 90 days or more, but still accruing	--	--
Impaired loans (not included in nonaccrual loans)	--	--
Total nonperforming loans	3,387	415
Other real estate owned	--	--
Total nonperforming assets	$3,387	$415
Delinquent loans 60-89 days past due	$134	$299
Nonperforming loans as a percent of total loans and leases	0.34%	0.04%
Nonperforming assets as a percent of total assets	0.23%	0.03%
Delinquent loans 60-89 days past due as a percent of total loans	0.01%	0.03%

Adversely classified assets – The Company’s management adversely classifies certain assets as “substandard,” “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At June 30, 2006, the Company had $6.6 million of assets that were classified as substandard. This compares to $6.8 million of assets that were classified as substandard at December 31, 2005. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2006, included in the assets that were classified as substandard were $3.2 million of performing loans. This compares to $6.4 million of adversely classified performing loans as of December 31, 2005. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the June 30, 2006 level of adversely classified assets is low relative to the size of the Company’s loan and lease portfolio. If a significant downturn in the local or regional real estate market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses

During the first six months of 2006, the Company made provisions to the allowance for loan and lease losses totaling $740,000 and had $446,000 of net charge-offs, bringing the balance in the allowance to $12.5 million, compared to $12.2 million at December 31, 2005. The net charge-offs were primarily small business loans. The allowance expressed as a percentage of total loans was 1.25% as of June 30, 2006, a decrease from the prior year-end allowance as a percentage of total loans of 1.28%. Expressed as a percentage of nonperforming loans, the allowance stood at 368% as of June 30, 2006, compared to 2,932% at December 31, 2005.

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. Based on this evaluation, management believes that the allowance for loan and lease losses, as of June 30, 2006, is appropriate.

A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained as there exists an inherent subjectivity and imprecision to the analytical processes employed. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation at June 30, 2006 was the same as the December 31, 2005 amount of $1.1 million.

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

Results of Operations – Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three month periods indicated:

	For the three month periods ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Income statement data:
Net interest income	$ 10,329	$ 11,050	$ 10,993	$ 10,767	$ 10,770
Noninterest income	2,815	2,305	2,173	2,581	2,445
Noninterest expense	9,720	10,791	9,494	9,161	9,125
Net income	2,006	1,525	2,235	2,467	2,460

Per share data:
Diluted earnings per share	0.41	0.31	0.46	0.50	0.52
Dividends per common share	0.15	0.15	0.15	0.15	0.15

Operating ratios:
Net interest margin	3.01%	3.25%	3.25%	3.25%	3.40%
Return on average assets	0.56%	0.43%	0.63%	0.71%	0.74%
Return on average equity	7.69%	5.89%	8.56%	9.44%	10.09%
Efficiency ratio	73.95%	80.80%	72.11%	68.63%	69.05%

The Company reported 2006 second quarter net income of $2.0 million, up $481,000, or 31.5%, from the prior quarter (three months ended March 31, 2006). However, net income was down $454,000, or 18.5%, on a comparative quarter basis (as compared to the three months ended June 30, 2005). Diluted earnings per common share (“EPS”) changed in a similar fashion as EPS increased 32.3% on a linked-quarter basis (as compared to the three months ended March 31, 2006), but decreased 21.2% as compared to the same quarter a year ago.

The Company’s second quarter GAAP earnings and GAAP EPS were affected by the FHLB’s recent change in the timing of its dividend payments to member banks. The FHLB amended its dividend schedule and deferred the declaration of its normal dividend. As a result, the Bank was not able to recognize income related to its investment for the second quarter of 2006. For comparison purposes, the dividend recorded in first quarter of 2006 was $211,000 before taxes. On a pro forma basis, earnings and EPS would have been $2.1 million and $0.44 per share, respectively, assuming the same amount of dividends received in the prior quarter. The FHLB, which is implementing this change in the second and third quarters of 2006, has indicated member banks should expect to receive the equivalent of four quarterly dividends during 2006. However, the amount of dividends the Company will receive in 2006 on its investment in the FHLB has yet to be determined by the FHLB.

Net income for the prior quarter included a non-recurring pretax loss on a note receivable of $868,000. Excluding this non-recurring item, net income for the first quarter of 2006 would have been $2.1 million, with EPS of $0.43 per share. See also discussion under “Noninterest expense” on pages 32-33.

To provide more meaningful analysis regarding the Company's results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described above.

(In thousands, except per share data)	Quarter Ended June 30, 2006	Quarter Ended March 31, 2006

Net income (GAAP)	$2,006	$1,525
Add back:
FHLB dividend, net of tax	137	--
Non-recurring loss, net of tax	--	564
Pro forma net income	$2,143	$2,089

Diluted earnings per share (GAAP)	$0.41	$0.31
Effect of:
FHLB dividend, net of tax	0.03	--
Non-recurring loss, net of tax	--	0.12
Pro forma diluted earnings per share	$0.44	$0.43

	Quarter Ended June 30, 2006				Quarter Ended March 31, 2006
	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio
GAAP ratios	3.01%	0.56%	7.69%	73.95%	3.25%	0.43%	5.89%	80.80%
Effect of:
FHLB dividend, net of tax	0.06%	0.04%	0.53%	(1.17)%	--	--	--	--
Non-recurring loss, net of tax	--	--	--	--	--	0.16%	2.17%	(6.50)%
Pro forma ratios	3.07%	0.60%	8.22%	72.78%	3.25%	0.59%	8.06%	74.30%

On a pro forma basis, net income and EPS increased by $54,000 (up 2.6%) and $0.01 per share (up 2.3%), respectively, as compared to the first quarter of 2006. The increase in net income and EPS came largely in noninterest income and noninterest expense as the net interest margin decreased by 18 basis points (“bps”) quarter-to-quarter. Deposit and borrowing costs increased by more than $1 million and exceeded the growth in loan and investment income of $578,000 (excluding the FHLB dividend).

The current quarter’s net interest margin declined as compared to the second quarter of 2005 primarily as a result of higher deposit and borrowing costs, which reflect the impact of the Federal Reserve Board (“FRB”) raising interest rates eight consecutive times during the 12 months ended June 30, 2006, with an aggregate rate increase of 200 bps. The Company’s yield on interest-bearing assets increased 45 bps as compared to the second quarter of 2005, while the cost of liabilities increased 90 bps. Despite the increase in short-term rates, the Company has not been able to add new assets at a similar rate of increase, due in large part to the flat-to-inverted yield curve that has prevailed during the past year. In addition to interest rates rising during 2006, the cost of funds was also impacted by the growth in CD balances and intense competition for deposits in the Company’s market area.

The Company has seen growth in its noninterest income as compared to both the first quarter of 2006 and the second quarter of 2005. Loan related fees are higher compared to the prior quarter and this quarter one year ago (up $130,000 and $118,000, respectively), due to an increase in prepayment penalties. Growth also occurred in service charges on deposit accounts, with increases of $75,000 and $110,000 on a linked-quarter and comparative quarter basis. Additionally, customers are increasingly utilizing the Company’s cash management product suite, with additional fees generated by higher investment sweep activity. Finally, the addition of Macrolease in May 2005 is generating new sources of fee income for the

Bank, with an increase on commissions on leases originated for third parties of $87,000 on a linked-quarter basis and $25,000 on a comparative quarter basis.

On a pro forma basis (excluding the non-recurring loss on a note receivable), noninterest expenses decreased approximately 2% (down $203,000) during the current quarter compared to the first quarter of 2006. Salaries and benefits decreased by approximately 6%, reflecting several unfilled positions, normal timing differences in benefits and signing bonuses paid out during the first quarter of 2006. Overall, salaries and benefits are up by approximately 7% as compared to the second quarter of 2005, which is reflective of the additions of Macrolease and the Bank’s private banking division in May 2005, as well as normal employee salary increases. Marketing costs are higher than the first quarter of 2006 as a result of increased media exposure and customer event sponsorship. Marketing costs typically trend higher in the second quarter of the year as compared to the first quarter due to the usual timing of marketing campaigns. Professional services costs were $97,000 higher than the first quarter, but flat as compared to the 2005 second quarter, reflecting the commissions associated with the sale of Rhode Island historic tax credits. Finally, loan workout expense returned to normal levels during the second quarter of 2006.

Excluding the two pro forma adjustments noted above, the Company’s key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the second quarter of 2006 represented a moderate improvement over the first quarter of 2006. This improvement was the result of additional fee income and reduced noninterest expenses. However, the Company continues to be negatively impacted by the continued compression of the net interest margin. During the latter portion of the year and into 2007, the Company plans to capitalize upon some of the efficiencies identified during its ongoing operational process review in an effort to improve the Company’s operating performance.

Results of Operations – Comparison of the Three Months Ended June 30, 2006 and 2005

Net Interest Income

For the quarter ended June 30, 2006, net interest income was $10.3 million, compared to $10.8 million for the 2005 period. The net interest margin for the second quarter of 2006 of 3.01% was down from the net interest margin for the 2005 period of 3.40%. The decrease in net interest income of $441,000, or 4.1%, and margin decrease of 39 bps was attributable primarily to the compression of the yield curve, as well as the growth of CD balances and competitive pressures in our market area. The lack of a dividend from the FHLB did negatively impact the current quarter’s margin by 6 bps. Average earning assets were $104.9 million, or 8.3%, higher, and average interest-bearing liabilities were $90.9 million, or 8.6%, higher, than the comparable period a year earlier.

Average Balances, Yields and Costs – The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.

(In thousands)	For the three months ended June 30,
Assets	2006			2005
	Average balance	Interest earned/ paid	Average Yield	Average Balance	Interest earned/ paid	Average yield
Earning assets:
Overnight investments	$3,321	$47	5.73%	$7,346	$44	2.40%
Investment securities	160,758	1,724	4.29%	128,537	1,373	4.27%
Mortgage-backed securities	221,426	2,523	4.56%	205,951	2,294	4.46%
Stock in the FHLB	16,530	--	0.00%	14,517	154	4.26%
Loans receivable:
Commercial loans and leases	457,705	8,279	7.26%	415,287	6,806	6.57%
Residential mortgage loans	295,027	3,898	5.28%	318,274	4,026	5.06%
Consumer and other loans	219,082	3,291	6.02%	178,989	2,371	5.31%
Total earning assets	1,373,849	19,762	5.76%	1,268,901	17,068	5.39%

Cash and due from banks	21,907			26,000
Allowance for loan and lease losses	(12,509)			(12,100)
Premises and equipment	15,462			13,335
Goodwill, net	11,289			11,003
Accrued interest receivable	6,056			5,139
Bank-owned life insurance	20,553			18,370
Prepaid expenses and other assets	9,982			6,780
Total assets	1,446,589			1,337,428

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	74,347	91	0.49%	98,278	154	0.63%
Money market accounts	8,620	38	1.78%	18,192	58	1.28%
Savings accounts	343,691	1,802	2.10%	328,731	1,072	1.31%
Certificate of deposit accounts	353,286	3,338	3.79%	295,024	2,077	2.82%
Overnight and short-term borrowings	42,477	498	4.70%	20,830	133	2.56%
Wholesale repurchase agreements	20,000	223	4.49%	12,068	92	3.06%
FHLB borrowings	285,590	3,081	4.33%	263,967	2,399	3.65%
Subordinated deferrable interest debentures	18,558	362	7.79%	18,558	313	6.75%
Total interest-bearing liabilities	1,146,569	9,433	3.30%	1,055,648	6,298	2.36%

Noninterest-bearing deposits	177,339			175,500
Other liabilities	18,089			8,467
Total liabilities	1,341,997			1,239,615

Shareholders’ Equity:	104,592			97,813
Total liabilities and shareholders’ equity	$1,446,589			$1,337,428

Net interest income		$10,329			$10,770

Net interest rate spread			2.46%			3.03%
Net interest rate margin			3.01%			3.40%

Rate/Volume Analysis – The following table sets forth certain information regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Three Months Ended June 30, 2006 vs. 2005 Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$36	$(33)	$3
Investment securities	32	319	351
Mortgage-backed securities	63	166	229
Stock in the FHLB	(172)	18	(154)
Commercial loans and leases	530	943	1,473
Residential mortgage loans	175	(303)	(128)
Consumer and other loans	361	559	920
Total interest income	1,025	1,669	2,694

Interest expense:
NOW accounts	(30)	(33)	(63)
Money market accounts	18	(38)	(20)
Savings accounts	679	51	730
Certificate of deposit accounts	799	462	1,261
Overnight and short-term borrowings	163	202	365
Wholesale repurchase agreements	54	77	131
FHLB borrowings	475	207	682
Subordinated deferrable interest debentures	49	--	49
Total interest expense	2,207	928	3,135
Net interest income	$(1,182)	$741	$(441)

Interest Income – Investments – Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.3 million for the quarter ended June 30, 2006, compared to $3.9 million for the 2005 period. The increase in total investment income was $429,000, or 11.1%. Yields increased as compared to the comparable period a year ago. However, the primary driver of the increase in investment income was higher average balances due to the leverage program, which the Company entered into during the middle and latter portion of 2005. This leverage program was entered into to partially offset the earnings per share dilution resulting from the additional common stock issued during the second quarter of 2005. During the current quarter, the Company has redeployed funds available from maturing investment securities and MBSs into higher-yielding internally generated assets, such as commercial loans and leases.

Investment income for the quarter ended June 30, 2006 was impacted by the FHLB’s dividend deferral as described on page 22. As a result of the FHLB’s change in dividend policy, the Company did not record income on its investment in the FHLB during the current quarter. The FHLB has indicated that its member banks should anticipate receiving the equivalent of four quarterly dividends during 2006. However, the amount of dividends the Company will receive in 2006 on its investment in the FHLB has yet to be determined by the FHLB. With respect to duration and repricing of the Company’s investment portfolio, the majority of the Company’s investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

Interest Income – Loans and Leases – Interest from loans and leases was $15.5 million for the three months ended June 30, 2006, and represented a yield on total loans and leases of 6.38%. This compares to $13.2 million of interest, and a yield of 5.80%, for the second quarter of 2005. Increased interest income resulting from the growth in the average balance of loans and leases of $59.3 million, or 6.5%, was augmented by an increase in the yield on loans of 58 bps.

The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2005 as follows: commercial loans and leases increased $42.4 million, or 10.2%, and consumer and other loans increased $40.1 million, or 22.4%, while residential mortgage loans decreased $23.2 million, or 7.3%. Changes in the average yields from the second quarter of 2005 were as follows: commercial loans and leases increased 69 bps, to 7.26%, and consumer and other loans increased 71 bps, to 6.02%, while residential mortgage loans increased 22 bps, to 5.28%. The yields on loans and leases benefited primarily from the increases in short-term interest rates occurring over the past twelve months.

Interest Expense – Deposits and Borrowings – Interest paid on deposits and borrowings increased $3.1 million, or 49.8%, to $9.4 million for the three months ended June 30, 2006, from $6.3 million for the same period during 2005. The overall average cost for interest-bearing liabilities increased 94 bps to 3.30% for the second quarter of 2006, compared to 2.36% for the second quarter of 2005. The average balance of total interest-bearing liabilities increased $90.9 million, with both the second quarters of 2006 and 2005 at approximately $1.1 billion. The growth in deposit average balances was centered primarily in CDs (up $58.3 million, or 19.7%) and savings accounts (up $15.0 million, or 4.6%). These increases were offset by decreases in lower-costing NOW accounts (down $23.9 million, or 24.4%) and money market accounts (down $9.6 million, or 52.6%).

Borrowings increased as compared to the second quarter of 2005, as the Bank utilized short-term borrowings (up $21.6 million, or 103.9%) and FHLB funding (up $21.6 million, or 8.2%) to fund new asset growth and as a carryover from the leverage program in 2005. Average balances for wholesale repurchase agreements (“repos”) were higher in the second quarter of 2006 versus 2005. The balance of wholesale repos has remained constant at $20 million since midway through the fourth quarter of 2005.

The rise in borrowing costs overall can be attributed to several factors. Customer demand has remained strong for higher-yielding deposit products. This demand has led the Bank to offer not only the typically higher-costing CDs, but also to promote higher-yielding savings accounts in an effort to better attract new customers and retain existing deposit relationships. Additionally, costs have risen for both short-term and long-term borrowings. Borrowing rates have been affected by the FRB’s eight consecutive interest rate increases in the 12 months ended June 30, 2006, with an aggregate rate increase of 200 bps. The impact of these rate increases has been augmented by the Company’s utilization of borrowings to fund growth in commercial and consumer loans and leases. The Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $440,000 for the quarter ended June 30, 2006, up $86,000 from the second quarter of 2005. Additions to the allowance for loan and lease losses during the second quarter of 2006 were primarily in response to growth of the commercial loan and lease portfolio and general concern for economic conditions.

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

Noninterest Income

Total noninterest income increased $370,000, or 15.1%, to $2.8 million for the second quarter of 2006, from $2.4 million for the second quarter of 2005. Consistent with prior quarters, deposit account service charges continue to represent the largest source of noninterest income for the Company, with an increase of $110,000, or 9.5%, for the three months ended June 30, 2006 versus the same period in 2005. Loan related fees increased by $118,000, or 75.6%, during the second quarter of 2006 as compared to the same quarter a year ago as the Company received an increase in prepayment penalties on commercial loans. Commissions on nondeposit investment products remained a strong source of fee income with an increase of $53,000, or 26.8%. Other income increased $199,000, or 32.9%, due primarily to Macrolease-related commissions on leases originated for third parties and an increase in customer related sweep activity; however, credit card commissions decreased as compared to the second quarter of 2005. Finally, there were no sales of investment or MBSs in the current quarter; whereas the comparable quarter in 2005 included $104,000 of gains on sales of MBSs.

Noninterest Expense

Noninterest expense for the second quarter of 2006 increased $595,000, or 6.5%, to $9.7 million from $9.1 million in 2005. Two of the primary drivers in this increase were Salaries and benefits (up $353,000, or 7.3%) and Occupancy costs (up $102,000, or 13.2%), which were reflective of the continued growth of the Company.

Marketing costs increased during the second quarter of 2006 due to increased print and television spending and customer event sponsorship. Professional services costs for the second quarter of 2006 include the commissions associated with the fee income from the sale of Rhode Island historical tax credits, which is included within other income. The Company anticipates professional services expenses going forward to be similar to amounts incurred during the first quarter of 2006. On a pro forma basis, adjusting for the lack of a dividend from the FHLB, the Company’s pro forma efficiency ratio increased from 69.05% during the second quarter of 2005 to 72.78% in the second quarter this year.

Income Tax Expense

Income tax expense of $978,000 was recorded for the three months ended June 30, 2006, compared to $1.3 million for the same period during 2005. This represented total effective tax rates of 32.8% and 34.2%, respectively. Tax-favored income from Bank-owned life insurance (BOLI), along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

Results of Operations – Comparison of the Six Months Ended June 30, 2006 and 2005

General

Net income for the first six months of 2006 decreased $1.3 million, or 27.5%, to $3.5 million, from $4.9 million for the first six months of 2005. EPS decreased in a similar manner, with a drop of $0.36 per share, or 33.4%. These decreases include the impact of the lack of an FHLB dividend in the second quarter of 2006 and the non-recurring loss occurring in the first quarter of 2006.

To provide more meaningful analysis regarding the Company's results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described above.

(In thousands, except per share data)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (GAAP)	$3,531	$4,867
Add back:
FHLB dividend, net of tax	137	--
Non-recurring loss, net of tax	564	--
Pro forma net income	$4,232	$4,867
Diluted earnings per share (GAAP)	$0.74	$1.14
Effect of:
FHLB dividend, net of tax	0.03	--
Non-recurring loss, net of tax	0.12	--
Pro forma diluted earnings per share	$0.89	$1.14

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio
GAAP ratios	3.13%	0.50%	6.79%	77.40%	3.40%	0.76%	11.09%	68.73%
Effect of:
FHLB dividend, net of tax	0.03%	0.02%	0.26%	(0.61)%	--	--	--	--
Non-recurring loss, net of tax	--	0.08%	1.08%	(3.25)%	--	--	--	--
Pro forma ratios	3.16%	0.60%	8.13%	73.54%	3.40%	0.76%	11.09%	68.73%

On a pro forma basis, net income decreased by $635,000, or 13.0%, while EPS decreased $0.25 per share, or 21.9%. The primary difference in the percentage change between the two metrics was the additional common shares issued during the second quarter of 2005. The Company consummated a stock offering of approximately 628,400 shares in April and May 2005. For the six month period ended June 30, 2006, the Company’s average earning assets were over $130 million higher than the same period a year ago. The resulting increase in net interest income of $238,000, or 1.1%, was somewhat limited by compression experienced in the net interest margin. Increases occurred in noninterest income from service charges on deposit accounts and commissions on nondeposit investment products. Noninterest expenses increased also, primarily relating to the growth of the Company. The six months ended June 30, 2006 fully reflect the higher operating costs related to the addition of the Bank’s two new branches in Lincoln and East Greenwich, Rhode Island and the launching of the Bank’s new divisions (One Trust & Private Banking and Macrolease). These new additions all occurred in the second quarter of 2005. The Company’s key operating ratios were impacted in a similar manner as net income and EPS.

Net Interest Income

For the six months ended June 30, 2006, net interest income was $21.4 million, compared to $21.1 million for the 2005 period. The net interest margin for the first six months of 2006 was 3.13%, down from the net interest margin for the 2005 period of 3.46%. The increase in net interest income of $238,000, or 1.1%, was attributable to a larger balance sheet, while the decrease in the net interest margin of 33 bps was due to the compression of the yield curve, increases in CD balances and heightened competition for deposits in the Company’s market area. Average earning assets were $146.1 million, or 11.3%, higher, and average interest-bearing liabilities were $116.3 million, or 11.3%, higher than the comparable period a year earlier.

Average Balances, Yields and Costs – The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the six month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.

(In thousands)	Six Months Ended June 30,
Assets	2006			2005
	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield
Earning assets:
Overnight investments	$3,298	$77	4.70%	$9,836	$100	2.05%
Investment securities	159,018	3,395	4.27%	123,902	2,610	4.21%
Mortgage-backed securities	226,942	5,177	4.56%	185,376	4,091	4.41%
Stock in the FHLB	16,415	211	2.59%	13,380	284	4.28%
Loans receivable:
Commercial loans and leases	448,701	15,965	7.17%	408,936	13,176	6.50%
Residential mortgage loans	300,289	7,979	5.31%	314,934	7,995	5.08%
Consumer and other loans	214,745	6,353	5.97%	175,438	4,557	5.24%
Total earning assets	1,369,408	39,157	5.74%	1,231,802	32,813	5.35%

Cash and due from banks	22,593			23,359
Allowance for loan and lease losses	(12,447)			(12,083)
Premises and equipment	15,309			12,673
Goodwill, net	11,262			10,885
Accrued interest receivable	5,930			4,881
Bank-owned life insurance	20,177			18,282
Prepaid expenses and other assets	9,766			6,120
Total assets	1,441,998			1,295,919

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	77,140	194	0.51%	100,347	331	0.67%
Money market accounts	10,030	76	1.53%	18,085	113	1.26%
Savings accounts	338,398	3,179	1.89%	330,919	2,084	1.27%
Certificate of deposit accounts	351,382	6,306	3.62%	280,816	3,799	2.73%
Overnight and short-term borrowings	36,908	813	4.45%	21,736	248	2.30%
Wholesale repurchase agreements	20,000	412	4.16%	6,614	100	3.05%
FHLB borrowings	291,950	6,088	4.20%	251,022	4,387	3.52%
Subordinated deferrable interest debentures	18,558	710	7.65%	18,558	610	6.63%
Total interest-bearing liabilities	1,144,366	17,778	3.13%	1,028,097	11,672	2.29%

Noninterest-bearing deposits	175,903			170,020
Other liabilities	16,829			9,281
Total liabilities	1,337,098			1,207,398

Shareholders’ Equity:	104,900			88,521
Total liabilities and shareholders’ equity	$1,441,998			$1,295,919

Net interest income		$21,379			$21,141

Net interest rate spread			2.61%			3.06%
Net interest rate margin			3.13%			3.46%

Rate/Volume Analysis – The following table sets forth certain information regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Six Months Ended June 30, 2006 vs. 2005 Increase/(decrease) due to
(In thousands)	Rate	Volume	Total
Interest income:
Overnight investments	$73	$(96)	$(23)
Investment securities	77	708	785
Mortgage-backed securities	141	945	1,086
Stock in the FHLB	(119)	46	(73)
Commercial loans and leases	1,065	1,724	2,789
Residential mortgage loans	368	(384)	(16)
Consumer and other loans	719	1,077	1,796
Total interest income	2,324	4,020	6,344

Interest expense:
NOW accounts	(69)	(68)	(137)
Money market accounts	21	(58)	(37)
Savings accounts	1,047	48	1,095
Certificate of deposit accounts	1,416	1,091	2,507
Overnight and short-term borrowings	323	242	565
Wholesale repurchase agreements	47	265	312
FHLB borrowings	922	779	1,701
Subordinated deferrable interest debentures	100	--	100
Total interest expense	3,807	2,299	6,106
Net interest income	$(1,483)	$1,721	$238

Interest Income – Investments – Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $8.9 million for the six months ended June 30, 2006, compared to $7.1 million for the 2005 period. The increase in total investment income was $1.8 million, or 25.1%, and was primarily attributable to higher average balances. Additionally, investment income for the first six months of 2006 was negatively impacted by the FHLB’s dividend deferral for the second quarter of 2006.

Interest Income – Loans and Leases – Interest from loans and leases was $30.3 million for the six months ended June 30, 2006, and represented a yield on total loans and leases of 6.32%. This compares to $25.7 million of interest, and a yield of 5.75%, for the same period a year ago. Increased interest income resulting from the growth in the average balance of loans and leases of $64.4 million, or 7.2%, was augmented by an increase in the yield on loans of 57 bps.

The average balance of the various components of the loan and lease portfolio changed compared to the same period in 2005 as follows: commercial loans and leases increased $39.8 million, or 9.7%, and consumer and other loans increased $39.3 million, or 22.4%, while residential mortgage loans decreased $14.6 million, or 4.7%. Changes in the average yields from the first six months of 2005 were as follows: commercial loans and leases increased 68 bps, to 7.17%, and consumer and other loans increased 73 bps, to 5.97%, while residential mortgage loans increased 24 bps, to 5.31%. The yields on loans and leases benefited primarily from the increases in interest rates occurring over the past twelve months.

Interest Expense – Deposits and Borrowings – Interest paid on deposits and borrowings increased $6.1 million, or 52.3%, to $17.8 million for the six months ended June 30, 2006, from $11.7 million for the same period during 2005. The overall average cost for interest-bearing liabilities increased 84 bps to 3.13% for the first six months of 2006, compared to 2.29% for the first six months of 2005. The average balance of total interest-bearing liabilities increased $116.3 million, from $1.0 billion for the first six months of 2005 to $1.1 billion for the first six months of 2006. The growth in deposit average balances was centered primarily in CDs (up $70.6 million, or 25.1%). Offsetting the increase in CDs was a decrease in NOW accounts (down $23.2 million, or 23.1%). Gains in savings accounts of $7.5 million, or 2.3%, were negated by decreases in money market accounts of $8.1 million, or 44.5%.

Borrowings were up for the first six months of 2006 compared to the prior year. The increases in FHLB borrowings (up $40.9 million, or 16.3%), wholesale repurchase agreements (up $13.4 million, or 202.4%) and short-term borrowings (up $15.2 million, or 69.8%) were primarily due to funding new loan and lease growth. Additionally, a portion of the borrowings was taken on as part of the leverage program, which concluded in the fourth quarter of 2005.

Provision for Loan and Lease Losses

For the six months ended June 30, 2006, the provision for loan and lease losses was $740,000, up from the $654,000 recorded during the same period in 2005. Additions to the allowance for loan and lease losses during the first six months of 2006 were primarily in response to growth of the commercial loan and lease portfolio and general concern for economic conditions.

Noninterest Income

Total noninterest income increased $600,000, or 13.3%, to $5.1 million for the first six months of 2006, from $4.5 million for the same period in 2005. The Company experienced increases in service charges on deposit accounts (up $214,000, or 9.6%) and commissions on nondeposit investment products (up $165,000, or 41.5%). Deposit account service charges remain the largest source of noninterest income for the Company. Additionally, other income increased $338,000, or 36.5%, due to the previously mentioned Macrolease-related commissions on leases originated for third parties and increases in customer related sweep activity; however, credit card commissions fell as compared to the same period in 2005.

Noninterest Expense

Noninterest expense for the first six months of 2006 increased $2.9 million, or 16.3%, to $20.5 million from $17.6 million in 2005. Overall, noninterest expenses reflected the continued growth of the Company resulting in higher operating costs. Such growth includes the Bank opening two new branches in Lincoln and East Greenwich, Rhode Island and the addition of Macrolease and One Trust & Private Banking (all occurring during the second quarter of 2005). Also, additions were made to the Company’s business ranks over the past year. The increases in costs were centered in the following areas: Salaries and benefits (up $1.2 million, or 13.1%) and Occupancy costs (up $243,000, or 16.2%).

Marketing costs were up by $169,000, or 21.4%, reflective of the previously mentioned increased advertising spending and sponsorship of customer events. Loan workout expense increased during the first six months of 2006 (up $125,000 or 367.6%), but has returned to more normal levels in the three months ended June 30, 2006. Also, other expenses increased by $460,000, or 22.4%, from a year ago, with increases in charitable contributions and customer related sweep activity. On a pro forma basis, adjusting for the aforementioned non-recurring loss and FHLB dividend deferral, the Company’s efficiency ratio increased from 68.73% during the first six months of 2005 to 73.54% in 2006.

During the first quarter of 2006, the Company incurred a non-recurring loss of $868,000 on a note receivable. The potential for a loss was disclosed by the Company in December 2005 and again in the Company’s 2005 Annual Report on Form 10-K. The receivable arose in connection with the unauthorized actions of a former employee. The Company has filed a claim with its insurance carrier seeking recovery for the loss.

Income Tax Expense

Income tax expense of $1.7 million was recorded for the six months ended June 30, 2006, compared to $2.5 million for the same period during 2005. This represented total effective tax rates of 32.7% and 34.0%, respectively. Tax-favored income from BOLI, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2006, overnight investments, investment securities and MBSs available for sale amounted to $369.1 million, or 25.2% of total assets. This compares to $396.2 million, or 27.5% of total assets at December 31, 2005. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company’s liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

Total shareholders’ equity of the Company at June 30, 2006 was $104.6 million, as compared to $104.8 million at December 31, 2005. This difference of $253,000 was primarily attributable to net income of $3.5 million, proceeds from the exercise of stock options of $1.2 million, share-based compensation and contingent share payments of $149,000, dividends paid of $1.4 million and a decrease in accumulated other comprehensive income of $3.7 million (attributable to increases in unrealized losses on investments and MBSs).

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

As of June 30, 2006, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2006:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$118,226	8.28%	$42,839	3.00%	$71,398	5.00%
Tier I capital (to risk weighted assets)	118,226	12.22%	38,708	4.00%	58,063	6.00%
Total capital (to risk weighted assets)	130,321	13.47%	77,417	8.00%	96,771	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$96,542	6.76%	$42,823	3.00%	$71,371	5.00%
Tier I capital (to risk weighted assets)	96,542	9.98%	38,690	4.00%	58,034	6.00%
Total capital (to risk weighted assets)	108,637	11.23%	77,379	8.00%	96,724	10.00%

At December 31, 2005:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,822	8.21%	$41,933	3.00%	$69,889	5.00%
Tier I capital (to risk weighted assets)	114,822	12.62%	36,394	4.00%	54,592	6.00%
Total capital (to risk weighted assets)	126,200	13.87%	72,789	8.00%	90,986	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$93,339	6.67%	$41,965	3.00%	$69,941	5.00%
Tier I capital (to risk weighted assets)	93,339	10.26%	36,378	4.00%	54,566	6.00%
Total capital (to risk weighted assets)	104,717	11.51%	72,755	8.00%	90,944	10.00%

BANCORP RHODE ISLAND, INC.

Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The principal market risk facing the Company is interest rate risk. The Company’s objective regarding interest rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while maintaining interest rate risk exposure within established parameters over a range of possible interest rate scenarios.

Interest rate risk management is governed by the Bank’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest rate risk. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest rate risk and for providing a framework for evaluation and interest rate risk management decision making. The primary tools for managing interest rate risk currently are the securities portfolio, purchased mortgages, wholesale repurchase agreements and borrowings from the FHLB.

The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of June 30, 2006, net interest income simulation indicated that the Company’s exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company’s estimated net interest income over a twenty-four month period beginning July 1, 2006:

	Estimated Exposure to Net Interest Income
	Dollar Change	Percent Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (701)	(1.6)%
Down 200 bps	108	0.2%

Subsequent Twelve Month Period:

Up 200 bps	(1,540)	(3.2)%
Down 200 bps	153	0.3%

The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2006, the Company’s one year cumulative gap was a negative $175.0 million, or 11.9% of total assets.

For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 51 and 52 of the Company’s 2005 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

BANCORP RHODE ISLAND, INC.

Other Information

PART II. Other Information

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company, through its Macrolease subsidiary, purchased substantially all of the operating assets of DWW Leasing Corp. (formerly Macrolease International Corporation) (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the “Agreement”). Pursuant to the terms of the Agreement, on April 13, 2006, the Company issued 2,260 shares of its common stock to the Seller, which shares represented additional consideration contingent upon Macrolease achieving certain performance goals for 2005, which were met. These additional shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 42,312 additional shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals over the remaining two years of a three-year performance period and pursuant to an earn-out through 2010. The Company has filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller, which registration statement was declared effective on July 12, 2005.

Item 3.   Defaults Upon Senior Securities

No defaults upon senior securities have taken place.

Item 4.   Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Shareholders held May 17, 2006, holders of common stock elected the Board’s nominees to the Board of Directors, approved an amendment to the Non-Employee Director Stock Plan and ratified the appointment of independent public accountants.

The vote for Class I director nominees with terms expiring in 2009 was:

	FOR	WITHHOLD
CLASS I DIRECTORS:

Karen Adams	4,284,880	247,665
Meredith A. Curren	4,243,003	289,542
Bogdan Nowak	4,289,594	242,951
Cheryl W. Snead	4,289,555	242,990
John A. Yena	4,289,284	243,261

The vote for amending the Non-Employee Director Stock Plan was:

FOR	AGAINST	ABSTAIN

2,569,964	814,340	212,206

The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

FOR	AGAINST	ABSTAIN
4,288,293	193,671	50,581

Item 5.   Other Information

No information to report.

Item 6.    Exhibits

10.6(b)	Amendment No. 2 to Non-Employee Directors Stock Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

August 8, 2006	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and Chief Executive Officer

August 8, 2006	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer