Form 10-Q
period 2006-09-30
BANCORP RHODE ISLAND INC
filed 2006-11-08
CIK 1109525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: September 30, 2006

Commission File No. 001-16101

BANCORP RHODE ISLAND, INC.
(Exact Name of Registrant as Specified in Its Charter)

Rhode Island	05-0509802
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
(Address of Principal Executive Offices)

(401) 456-5000
(Issuer's Telephone Number, Including Area Code)

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 1, 2006:

Common Stock - Par Value $0.01	4,780,521 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-40
Item 4.	Controls and Procedures	41

Part II - Other Information

Item 1	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	Signature Page	43

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	September 30, 2006	December 31, 2005

	(In thousands)

ASSETS:
Cash and due from banks	$22,851	$30,177
Overnight investments	72,983	10,370

Total cash and cash equivalents	95,834	40,547
Investment securities available for sale (amortized cost of $94,309 and
$153,328 at September 30, 2006 and December 31, 2005, respectively)	93,320	150,959
Mortgage-backed securities available for sale (amortized cost of
$237,959 and $237,449 at September 30, 2006 and December 31,
2005, respectively)	233,878	234,858

Total securities available for sale	327,198	385,817
Stock in Federal Home Loan Bank of Boston	16,530	16,062
Loans and leases receivable:
Commercial loans and leases	508,531	438,309
Residential mortgage loans	276,891	306,016
Consumer and other loans	222,726	206,481

Total loans and leases receivable	1,008,148	950,806
Less allowance for loan and lease losses	(12,301)	(11,665)

Net loans and leases receivable	995,847	939,141
Premises and equipment, net	13,974	14,858
Goodwill	11,317	11,234
Accrued interest receivable	6,621	6,965
Investment in bank-owned life insurance	20,936	18,824
Prepaid expenses and other assets	8,598	9,334

Total assets	$1,496,855	$1,442,782

LIABILITIES:
Deposits:
Demand deposit accounts	$177,564	$185,089
NOW accounts	72,683	89,594
Money market accounts	7,349	12,122
Savings accounts	363,147	341,115
Certificate of deposit accounts	366,880	353,049

Total deposits	987,623	980,969
Overnight and short-term borrowings	59,055	26,238
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	264,870	279,973
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	37,362	12,212

Total liabilities	1,387,468	1,337,950

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,773,771 shares and 4,719,126 shares,
respectively	48	47
Additional paid-in capital	67,363	65,768
Retained earnings	45,272	42,241
Accumulated other comprehensive loss	(3,296)	(3,224)

Total shareholders' equity	109,387	104,832

Total liabilities and shareholders' equity	$1,496,855	$1,442,782

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$16,408	$13,715	$46,705	$39,443
Available for sale securities	4,073	3,927	12,645	10,628
Overnight investments	80	52	157	152
Federal Home Loan Bank of Boston stock dividends	456	168	667	452

Total interest and dividend income	21,017	17,862	60,174	50,675

Interest expense:
Deposits	5,925	3,878	15,680	10,205
Overnight and short-term borrowings	639	171	1,452	419
Wholesale repurchase agreements	231	51	643	151
Federal Home Loan Bank of Boston borrowings	3,171	2,671	9,259	7,058
Subordinated deferrable interest debentures	375	324	1,085	934

Total interest expense	10,341	7,095	28,119	18,767

Net interest income	10,676	10,767	32,055	31,908
Provision for loan and lease losses	400	415	1,102	1,046

Net interest income after provision for loan and lease losses	10,276	10,352	30,953	30,862

Noninterest income:
Service charges on deposit accounts	1,328	1,176	3,777	3,411
Commissions on nondeposit investment products	180	324	743	722
Loan related fees	162	368	580	807
Income from bank-owned life insurance	199	169	573	509
Commissions on loans originated for others	45	45	97	131
(Loss) gain on sale of available for sale securities	(858)	85	(858)	181
Other income	488	414	1,752	1,340

Total noninterest income	1,544	2,581	6,664	7,101

Noninterest expense:
Salaries and employee benefits	4,942	5,013	15,650	14,484
Occupancy	894	795	2,640	2,298
Data processing	741	616	2,220	2,113
Marketing	383	397	1,342	1,187
Professional services	711	474	1,640	1,485
Equipment	332	386	1,073	1,195
Loan servicing	245	243	651	709
Loan workout and other real estate owned expense	9	64	168	98
Loss on note receivable	--	--	868	--
Other expenses	1,247	1,168	3,801	3,247

Total noninterest expense	9,504	9,156	30,053	26,816

Income before income taxes	2,316	3,777	7,564	11,147
Income tax expense	673	1,310	2,390	3,813

Net income	$1,643	$2,467	$5,174	$7,334

Average common shares outstanding - basic	4,772	4,682	4,761	4,400
Average common shares outstanding - diluted	4,935	4,892	4,909	4,629

Per share data:
Basic earnings per common share	$0.34	$0.53	$1.09	$1.67
Diluted earnings per common share	$0.33	$0.50	$1.05	$1.58
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Nine months ended September 30,	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

2005
Balance at December 31, 2004	$40	$42,852	$35,373	$ 658	$ 78,923
Net income	--	--	7,334	--	7,334
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale, net of taxes of $1,624				(3,132)	(3,132)
Reclassification adjustment, net of taxes of $63				(118)	(118)

Total comprehensive income					4,084
Proceeds from stock offering	7	21,450	--	--	21,457
Acquisition of Macrolease	--	250	--	--	250
Exercise of stock options	--	941	--	--	941
Share-based compensation	--	24	--	--	24
Dividends on common stock ($ 0.45 per common share)	--	--	(1,993)	--	(1,993)

Balance at September 30, 2005	$47	$65,517	$40,714	$(2,592)	$103,686

2006
Balance at December 31, 2005	$47	$65,768	$42,241	$(3,224)	$104,832
Net income	--	--	5,174	--	5,174
Other comprehensive loss, net of tax:
Unrealized holding gains on securities available for sale, net of taxes of $(262)				486	486
Reclassification adjustment, net of taxes $300				(558)	(558)

Total comprehensive income					5,102
Exercise of stock options	1	1,372	--	--	1,373
Acquisition of Macrolease	--	83	--	--	83
Share-based compensation	--	140	--	--	140
Dividends on common stock ($ 0.45 per common share)	--	--	(2,143)	--	(2,143)

Balance at September 30, 2006	$48	$67,363	$45,272	$(3,296)	$109,387

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income	$ 5,174	$ 7,334
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	477	2,169
Provision for loan and lease losses	1,102	1,064
Loss (gain) on sale of available for sale securities	858	(181)
Income from bank-owned life insurance	(573)	(509)
Share-based compensation	140	24
(Increase) decrease in:
Accrued interest receivable	344	(791)
Prepaid expenses and other assets	774	(737)
Increase in:
Other liabilities	640	447
Other, net	16	(192)

Net cash provided by operating activities	8,952	8,628

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(8,000)	(37,521)
Maturities and principal repayments	5,095	--
Proceeds from sales	60,974	--
Mortgage-backed securities available for sale:
Purchases	(9,812)	(91,931)
Maturities and principal repayments	33,232	13,754
Proceeds from sales	487	--
Net increase in loans and leases	(39,343)	(19,901)
Purchases of loans and leases, including purchased interest	(17,098)	(36,981)
Purchase of Federal Home Loan Bank of Boston stock	(468)	(2,396)
Purchases of premises and equipment	(2,000)	(4,735)
Proceeds from sale of premises and equipment	1,209	--
Purchase of bank-owned life insurance	(1,539)	--

Net cash used by investing activities	22,737	(179,711)

Cash flows from financing activities:
Net increase in deposits	6,654	80,825
Net increase in overnight and short-term borrowings	32,817	6,386
Proceeds from long-term borrowings	160,000	258,908
Repayment of long-term borrowings	(175,103)	(193,147)
Proceeds from issuance on common stock	1,373	22,398
Dividends on common stock	(2,143)	(1,993)

Net cash provided by financing activities	23,598	173,377

Net increase in cash and cash equivalents	55,287	2,294
Cash and cash equivalents at beginning of period	40,547	35,679

Cash and cash equivalents at end of period	$95,834	$ 37,973

Supplementary Disclosures:
Cash paid for interest	26,517	18,427
Cash paid for income taxes	3,236	4,577
Non-cash transactions:
Acquisition of Macrolease	83	250
Transfer of OREO	--	247
Change in accumulated other comprehensive loss	(72)	(3,250)
Purchase of mortgage-backed securities not yet settled	24,510	--

See accompanying notes to consolidated financial statements


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

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses and review of goodwill for impairment.

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

      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

(3) Allowance for Credit Losses

      The allowance for loan and lease losses and reserve for unfunded lending commitments, collectively referred to as the allowance for credit losses, have been established for credit losses inherent in the loan and lease portfolio and inherent in the unfunded lending commitments through a charge to earnings. The


allowance for credit losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio, as well as the unfunded lending commitments.

      When management believes that the collectibility of a loan or lease's principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan and lease losses. Recoveries on loans and leases that have been previously charged off are credited to the allowance for loan and lease losses as received. Increases to the allowance for loan and leases are made by charges to provision for loan and lease losses.

      In addition to the allowance for loan and lease losses, management also estimates probable losses related to unfunded lending commitments. In the third quarter of 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and losses to other liabilities for all periods presented. Additions to the reserve for unfunded lending commitments are made by charges to other expenses.

      Management's methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans or leases deemed to be impaired, reserve allocations for various loan and lease types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including, but not limited to, the growth, composition and quality of the loan portfolio, historical loss experience, industry loss experience and general economic conditions. Management employs a similar process with respect to unfunded lending commitments. While management evaluates currently available information in establishing the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses and the reserve for unfunded lending commitments on a quarterly basis.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

An analysis of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Allowance for Loan and Lease Losses	(In thousands)
Balance at beginning of period	$11,665	$11,454
Loans charged-off	(484)	(1,274)
Recoveries of loans previously charged-off:	18	62
Provision for loan and lease losses charged against income	1,102	1,423

Balance at end of period	12,301	11,665

Reserve for Unfunded Lending Commitments
Balance at beginning of period	503	452
(Credit) provision for unfunded lending commitments	(12)	51

Balance at end of period	491	503

Allowance for Credit Losses
Balance at end of period	$12,792	$12,168


The following table represents the allocation of the allowance for credit losses as of the dates indicated:
	September 30, 2006	December 31, 2005

Allowance for Loan and Lease Losses	(In thousands)
Loan category
Commercial loans and leases	$ 7,559	$ 7,002
Residential mortgage loans	1,501	1,653
Consumer and other loans	2,120	1,894
Unallocated	1,121	1,116

Total	12,301	11,665

Reserve for Unfunded Lending Commitments
Loan category
Commercial loans and leases	266	238
Consumer and other loans	225	265

Total	491	503

Allowance for Credit Losses
Total	$12,792	$12,168

(4) Share-Based Compensation

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

      The Company adopted SFAS 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS 123-R are generally only applied to share-based awards granted subsequent to adoption and any unvested prior grants. Under SFAS 123-R, share-based awards requiring future service are recognized as compensation expense over the relevant service period or through the eligible retirement date if sooner. Share-based awards that do not require future service ("vested awards") are expensed immediately. SFAS 123-R also requires the Company to estimate expected forfeitures in determining compensation expense. Additionally, compensation expense for share-based awards granted to retirement-eligible employees is recognized immediately.

      In December 2005, the Executive and Compensation Committees of the Company's Board of Directors accelerated the vesting of all 89,586 unvested stock options. No other changes were made to the terms and conditions of the options. The Company recorded expenses of $49,000 in connection with the accelerated vesting. At the time of the vesting acceleration, approximately 79% of the expenses anticipated to be recorded over the next three years related to stock options that had no intrinsic value, as the stock options were "out-of-the-money". Additionally, 73% of the unvested options with a positive intrinsic value, or "in-the-money", were scheduled to fully vest by April 30, 2006. As a result of this accelerated vesting, the Company will not be required to recognize anticipated non-cash compensation expense relating to stock options of approximately $370,000 in 2006, $260,000 in 2007 and $70,000 in 2008.


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

      As indicated above, at the time of adoption of SFAS 123-R on January 1, 2006, all stock options granted to employees and directors were fully vested and exercisable. As a result, the transition impact of adopting SFAS 123-R was not material to the Company's results of operations for the nine months ended September 30, 2006.

      If the Company had recognized compensation expense for stock options over the relevant service period, generally 3 to 4 years under the fair value method proscribed by SFAS 123, net income would have decreased for the three month and six month periods ended September 30, 2005, resulting in pro forma net income and earnings per common share ("EPS") as summarized below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (in thousands):
As reported	$2,467	$7,334
Compensation cost, net of taxes	(101)	(267)

Pro forma	$2,366	$7,067

Earnings per common share:
Basic:
As reported	$ 0.53	$ 1.67
Pro forma	$ 0.51	$ 1.61
Diluted:
As reported	$ 0.50	$ 1.58
Pro forma	$ 0.48	$ 1.52

      Employee Stock Plans - The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the "Employee Stock Plans") under which it may grant awards of its common stock to officers and key employees. The total number of shares available for awards under the Employee Stock Plans is 835,000. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans, which are shareholder approved, allow grants of options, restricted stock, stock appreciation rights ("SARs"), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have a 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).


      The fair value of each employee stock option award is estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005	2006	2005

Expected term	--	7 years	7 years	7 years
Expected volatility	--	25%	23%	25%
Risk-free interest rate	--	4.04%	4.74%	3.47%
Dividend yield	--	1.64%	1.73%	1.57%
Fair value of options granted	--	$10.54	$9.87	$11.17

(1) There were no stock options granted during the three months ended September 30, 2006.

The activity related to these stock options is summarized below:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)

Outstanding, December 31, 2005	428,980	$21.27
Granted	58,350	$34.76
Exercised	57,450	$16.84
Forfeited	10,550	$35.41

Outstanding, September 30, 2006	419,330	$24.50	$8,283,000	6.0

Exercisable, September 30, 2006	360,980	$22.84	$7,729,000	5.5

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.0 million and $1.3 million, respectively.

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(In thousands)
Non-cash employee share-based compensation	$30	$24	$ 66	$73
Excess tax benefit related to share- based compensation (1)	44	--	166	--

(1)	Represents the tax benefit on stock options exercised, which is included within option exercises on the Statement of Changes in Shareholders' Equity.

      As of September 30, 2006, there was $457,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 4.1 years.


      Director Stock Plan - The Company maintains a Non-Employee Director Stock Plan (the "Director Stock Plan") under which it may grant awards to non-employee directors. The total number of shares available for awards under the Director Stock Plan is 90,000. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Unless exercised, options granted under the Director Stock Plan have a 10-year contractual term.

      The fair value of each non-employee director annual stock option award is estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized in the table below:

	Annual Option Grant
	2006	2005

Expected term	8 years	7 years
Expected volatility	29%	25%
Risk-free interest rate	5.09%	3.83%
Dividend yield	1.70%	1.58%
Fair value of options granted	$12.61	$10.89

The activity related to these director stock options is summarized below:

Director Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)

Outstanding, December 31, 2005	49,500	$22.75
Granted	7,000	$35.24
Exercised	2,000	$33.67
Forfeited	--	--

Outstanding, September 30, 2006	54,500	$23.95	$1,106,000	5.7

Exercisable, September 30, 2006	47,500	$22.29	$1,043,000	5.1

      During the nine months ended September 30, 2006, the total intrinsic value of options exercised by directors was $15,000. There were no options exercised by directors during the nine month period ended September 30, 2005.

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(In thousands)
Non-cash employee share-based compensation	$44	--	$74	--

Excess tax benefit related to share-based compensation (1)	5	--	5	--

(1)	Represents the tax benefit on stock options exercised, which is included within option exercises on the Statement of Changes in Shareholders' Equity.


As of September 30, 2006, there was $15,000 of total unrecognized compensation cost related to nonvested director compensation arrangements. This cost is expected to be recognized over the next month.

(5) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $326,000 and $466,000 for the nine months ending September 30, 2006 and 2005, respectively. Accrued liabilities associated with the SERPs were $2.1 million and $1.8 million for September 30, 2006 and December 31, 2005, respectively.

(6) Stock Repurchase Plan

      In April 2006, the Company's Board of Directors authorized the repurchase of up to 245,000 shares of the Company's common stock or approximately five percent of the outstanding shares. The repurchases, which may be conducted through open market purchases or privately negotiated purchases and may be made periodically, subject to market conditions, at the discretion of management. As of September 30, 2006, the Company had not yet repurchased any of its common stock.

(7) Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides guidance regarding the process of quantifying financial statements misstatements and dictates that a company should quantify errors using both a balance sheet approach (the "iron curtain" method) and an income statement approach (the "rollover" approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year of origination. The income statement method quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of a prior year misstatement. SAB 108 indicates that a company should quantify an error under both methods and by evaluating the materiality under both methods. If deemed material, a company is required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006. The Company does not anticipate the adoption of this guidance will have a material impact on its financial statements.

      In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 provides guidance for measuring assets and liabilities at fair value. This standard is applicable whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand upon the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level within the hierarchy. SFAS 157 is


effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R". SFAS 158 requires a company to recognize in its balance sheet the overfunded or underfunded status of the company's defined benefit postretirement plan. The statement requires a company to measure benefit obligations as of the annual balance sheet date. Certain aspects of SFAS 158, including disclosure requirements, are effective for fiscal years ending after December 15, 2006, whereas the requirement to measure benefit obligations as of the annual balance sheet date is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material effect on its financial statements.


BANCORP RHODE ISLAND, INC. Management's Discussion and Analysis

ITEM 2. Management's Discussion and Analysis

General

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to regulation by a number of federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company's common stock is traded on the Nasdaq Global Select Market SM under the symbol "BARI". The Company's financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company's 2005 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, which is now reported as a component of the allowance for credit losses, and valuation of goodwill and analysis for impairment as the Company's most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

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


on pages 31 and 36. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on pages 30 and 35.

      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk". How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 40.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company makes timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 22.

      The Company's business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core deposit accounts". This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses making deployment of funds in the commercial lending group practicable. Commercial loans are attractive to the Company, among other reasons, because of their higher yields. Similarly, core deposits are attractive to the Company because of their generally lower interest cost and potential for fee income.

      In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank's first acquisition, acquiring the operations of an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to increase its portfolio of equipment leases, as well as generating additional income by originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank's commercial customers, thereby expanding the Bank's product offerings.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2006 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits has remained intense during the past few years. This competition has most recently resulted in an increase in competitors' advertising and promotional product offerings in print and television media, as well as direct mailings.

      For the nine months ended September 30, 2006, approximately 80.1% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). The Company has increased its percentage of noninterest income to total revenue from 12.0% in 2000, to 17.8% in 2005.


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

2006 Third Quarter Highlights

      During the third quarter of 2006, the Company undertook steps to improve profitability in the near term. First, the Company sold $62 million of its available for sale securities, as movements in the yield curve increased security valuations near quarter-end. The sales proceeds were reinvested into higher-yielding securities at the end of September and early October 2006. This investment portfolio restructuring resulted in pretax losses of $858,000; however, the effect of these security losses on shareholders' equity was mitigated as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company expects to increase pretax interest income by approximately $900,000 over the next 12 months.

      Second, the Company announced results from its operational process review, which had been undertaken at the end of 2005. While that review remains ongoing, by September 30, 2006, the Company was able to reduce staffing by 24 positions. This represents a decrease of 8% from December 31, 2005 levels. In September 2006, the Company eliminated 10 positions, and 14 additional positions had been reduced through attrition during 2006. The 24 positions eliminated were primarily back office positions. Their removal will not affect customer service levels, which the Company expects to remain high.

      Third, the Company announced a planned reorganization of its key business functions, commercial lending and the retail branch system. Commercial lending will remain divided in three business teams. Two of them, the business lending and the commercial real estate lending teams, will now concentrate on relationships in excess of approximately $1 million. Commercial relationships under that approximate amount, regardless of whether they are business lending or real estate relationships, will managed by the former small business lending team, which has been expanded and renamed the "business development" team. Additionally, the Bank has created a new lending services group that will underwrite and handle portfolio management for all relationships generated by the business development team. This reorganization should be effectuated by the end of 2006. It is the intention to streamline the Bank's approach to smaller credits and to achieve both improved monitoring and more efficient processing of these credits.

      Finally, on the retail side, the Bank is moving toward a single in-branch touch point for all services called the "Universal Banker" model. It removes the traditional split seen in banking between the teller and customer service representative. By moving towards the goal of having all the customer's needs serviced by one person, the Bank intends to elevate its service levels as well as improve operational efficiencies. This concept will be phased in over time and its implementation will continue into next year.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Balance sheet data:
Total assets (1)	$1,496,855	$1,467,128	$1,431,376	$1,442,782	$1,417,721
Securities available for sale	327,198	363,708	379,594	385,817	375,166
Loans and leases receivable	1,008,148	996,838	957,408	950,806	941,531
Core deposits (2)	620,743	632,104	607,794	627,920	634,407
Certificates of deposit	366,880	360,407	348,339	353,049	327,092
Borrowings	362,483	359,190	360,319	344,769	343,533
Total shareholders' equity	109,387	104,579	104,352	104,832	103,686

Core deposit ratio	62.9%	63.7%	63.6%	64.0%	66.0%

(1)

Effective September 30, 2006, the Company reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

(2)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by over $54 million since December 31, 2005. Total loans and leases receivable crossed $1 billion at September 30, 2006, with significant growth in commercial loans and leases of $70.2 million, or 16.0%. As discussed in the prior section, the Company restructured a portion of its investment portfolio in the third quarter of 2006. The Company expects the resulting increased interest income to more than offset the security losses incurred with the investment portfolio repositioning.

      During the third quarter, the Bank experienced a decrease in deposits of $4.9 million, compared to the second quarter of 2006. However, as of September 30, 2006, total deposits exceeded the prior year-end level by $6.7 million. Included within deposits at September 30, 2006 were $30 million of brokered certificates of deposits acquired in 2006. Borrowings remained $17.7 million higher than December 31, 2005, but were constant with borrowing levels throughout 2006. The deposit mix has changed since year-end, as core deposits as a percentage of total deposits ("core deposit ratio") decreased to 62.9% from 64.0% at December 31, 2005. Throughout 2006, consumers have indicated a preference for higher-yielding term deposits (also referred to as certificates of deposit or CDs). Additionally, competitive market forces and rising rates have resulted in upward repricing of savings account products. These two factors have contributed to higher costs and compression in the net interest margin. Shareholders' equity as a percentage of total assets at September 30, 2006 was equal to the December 31, 2005 ratio of 7.3%.

      The Company's financial position at September 30, 2006 as compared to the prior year quarter-end (September 30, 2005) reflects net growth of over $66.6 million in loans and leases. This increase reflects the continuing conversion of the balance sheet with increases in commercial loans and leases of $69.2 million (up 15.8%) and consumer loans of $22.8 million (up 11.4%). The residential mortgage portfolio (consisting primarily of purchased mortgages) has decreased $25.4 million (down 8.4%) since September 30, 2005. Also, available for sale securities at September 30, 2006 were down $48.0 million from prior year quarter-end balances, with the difference included in overnight investments at September 30, 2006. The Company concluded the remaining purchases of the portfolio restructuring referred to above in early October 2006. The aggregate balance of the available for sale security portfolio has since returned to the $360 million-plus level.

      Deposits have increased $26.1 million, or 2.1%, since the prior year quarter-end. This deposit growth was centered in certificates of deposit (up $39.8 million) and savings balances (up $13.8 million) along with moderate increases in demand deposit accounts (up $1.9 million). These gains were somewhat offset by declines in money market and NOW accounts (down $29.3 million). On a net basis, core deposits were down $13.7 million, or 2.2%. Borrowings have increased since September 30, 2005 by $19.0 million;


however, borrowings from the FHLB are down $25.7 million, with increases in overnight and short-term borrowings of $34.6 million and additional wholesale funding utilization of $10.0 million.

Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $416.7 million, or 27.8% of total assets, at September 30, 2006, compared to $412.2 million, or 28.6% of total assets, at December 31, 2005, representing an increase of $4.5 million or 1.1%. All $327.2 million of investment securities and MBSs at September 30, 2006 were classified as available for sale and carried a total of $5.1 million in net unrealized losses at the end of the quarter. The available for sale securities have been deemed to be not other-than-temporarily impaired after considering that substantially all available for sale securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company is able and intends to fully recover principal and interest for all of the available for sale securities.

      The increase in total investments reflects the Company's continued strategy of targeting growth of internally generated assets, such as commercial and consumer loans. In September 2006, the Company repositioned a portion of its investment portfolio by selling $62 million of available for sale investments, which resulted in pretax losses of $858,000. These sales were made primarily as movements in the yield curve increased security valuations. The Company redeployed the sales proceeds into higher-yielding securities in an effort to increase interest income in future periods. Excluding the investment portfolio restructuring transactions, the Company purchased $8.0 million of available for sale securities during the first nine months of 2006, while maturities and principal repayments totaled $34.0 million during the same period.

Loans and Leases

      Total loans and leases were $1.0 billion, or 67.4% of total assets, at September 30, 2006, compared to $950.8 million, or 65.9% of total assets, at December 31, 2005. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, business lending, equipment leases, multi-family real estate, construction and small business loans) increased $70.2 million, or 16.0%, during the first nine months of 2006.

      The Bank's business lending group originates business loans, also sometimes referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank's subsidiary, Macrolease). Through the business lending group, the Bank offers asset-based lending against receivables, inventory and equipment on a formula basis. In the first nine months of 2006, the majority of the Bank's commercial lending growth occurred within the business lending portfolio. Commercial and industrial loans are up $22.4 million, or 30.5%, since year-end, while owner-occupied commercial real estate loans increased $21.7 million, or 19.2%, during the same time period.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2005, nonowner-occupied real estate loans are up $7.2 million, or 7.5%.


      The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. At September 30, 2006, leases comprised 12.3% of the commercial loan and lease portfolio, with $27.3 million of government leases and $35.4 million of Macrolease-generated leases.

      The Bank also originates a variety of real estate and non-real estate loans for business lending relationships of approximately $250,000 or less ("small business loans"). With small business lending, the Bank utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. During the first nine months of 2006, small business activity remained robust, with over $13.4 million in new originations. Small business loans have remained relatively constant as a percentage of the Bank's commercial loan and lease portfolio with 8.2% at September 30, 2006, as compared to 8.9% at December 31, 2005. The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank's various lending groups.

      The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on generation of commercial relationships with $10 million or less in total loan commitments. Additionally, as previously mentioned on page 17, the Bank recently announced the reorganization of the commercial lending function, which will be phased in during the remainder of 2006. Lending relationships under approximately $1 million will be serviced by the Bank's new business development group with underwriting and portfolio management for loans of that size moving to the new centralized lending services group. Management believes this reorganization will enable the Bank to expand its ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and improved monitoring of these credits.

      Consumer loans - The consumer loan portfolio increased $16.2 million, or 7.9%, during the first nine months of 2006. This growth was centered in home equity term loans with maximum loan-to-values of 85%. The Company believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics in the current interest rate environment and the Company anticipates that growth in these products will continue.

      Residential mortgage loans - During the first nine months of 2006, residential mortgage loans decreased $29.1 million, or 9.5%, as repayments ($35.9 million) exceeded total purchases ($5.6 million) and originations ($1.5 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank may purchase residential mortgage loans as opportunities arise. At September 30, 2006, the Bank did not have commitments to purchase residential mortgage loans within the next 60 days.


The following is a breakdown of loans and leases receivable:

	September 30, 2006	December 31, 2005

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 134,693	$112,987
Commercial real estate - nonowner occupied	102,944	95,779
Commercial and industrial	96,042	73,620
Small business	41,491	38,641
Multi-family	35,887	33,725
Construction	34,988	37,772
Leases and other	62,644	45,976

Subtotal	508,689	438,500
Net deferred loan origination fees	(158)	(191)

Total commercial loans and leases	508,531	438,309

Residential mortgage loans:
One- to four-family adjustable rate	176,940	202,223
One- to four-family fixed rate	97,919	101,598

Subtotal	274,859	303,821
Premium on loans acquired	2,087	2,257
Net deferred loan origination fees	(55)	(62)

Total residential mortgage loans	276,891	306,016

Consumer loans:
Home equity - term loans	152,659	134,932
Home equity - lines of credit	65,632	67,959
Savings secured	586	358
Installment	497	365
Automobile	195	157
Unsecured and other	1,634	1,271

Subtotal	221,203	205,042
Premium on loans acquired	--	2
Net deferred loan origination costs	1,523	1,437

Total consumer loans	222,726	206,481

Total loans and leases receivable	$1,008,148	$950,806

Deposits

      Total deposits increased by $6.7 million, or 0.7%, during the first nine months of 2006, from $981.0 million, or 68.0% of total assets, at December 31, 2005, to $987.6 million, or 66.0% of total assets, at September 30, 2006.


The following table sets forth certain information regarding deposits:

	September 30, 2006			December 31, 2005

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 72,683	7.4%	0.42%	$ 89,594	9.1%	0.54%
Money market accounts	7,349	0.7%	2.18%	12,122	1.2%	1.31%
Savings accounts	363,147	36.8%	2.64%	341,115	34.8%	1.66%
Certificate of deposit accounts	366,880	37.1%	4.28%	353,049	36.0%	3.34%

Total interest bearing deposits	810,059	82.0%	3.19%	795,880	81.1%	2.28%
Noninterest bearing accounts	177,564	18.0%	--	185,089	18.9%	--

Total deposits	$987,623	100.0%	2.62%	$980,969	100.0%	1.85%

      The overall composition of total deposits remained relatively the same during the first nine months of the year. At September 30, 2006, core deposit accounts comprised 62.9% of total deposits, compared to 64.0% of total deposits at December 31, 2005. The Bank continues its strategy of emphasizing the normally lower cost core deposits over CDs. However, during the past nine months, the Bank offered higher-yielding savings accounts in an effort to retain and attract deposits. In addition, demand for CDs remained strong, as it had during the majority of 2005.

      Within this competitive deposit gathering and rate environment, deposits increased $6.7 million as compared to December 31, 2005. Savings and CD accounts grew $22.0 million and $13.8 million, respectively, over the past nine months. Included within CD balances at September 30, 2006 were $30.0 million of brokered CDs. The Bank did not have any brokered CDs at December 31, 2005. The Bank utilizes brokered CDs if their rates are attractive compared to wholesale funding. Offsetting the growth in savings and CDs were decreases in NOW and money market accounts (down $21.7 million in the aggregate) and demand deposits (down $7.5 million).

Borrowings

      Overnight and short-term borrowings increased $32.8 million during the first nine months of 2006 as compared to the December 31, 2005 amount of $26.2 million. Over the past nine months, the Bank's customers have increased their utilization of the Bank's cash management product suite. The increase in short-term borrowings has enabled the Bank to reduce marginally the amount of long-term borrowings, with an overall decrease of $15.1 million. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. Wholesale repurchase agreements remained constant with the December 31, 2005 level of $20.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings.

      On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, and will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank's overall strategy to manage interest rate risk.

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


      Nonperforming assets -At September 30, 2006, the Company had nonperforming assets of $745,000, which represented 0.05% of total assets. This compares to nonperforming assets of $415,000, or 0.03% of total assets, at December 31, 2005. Total nonperforming assets at September 30, 2006 consisted primarily of nonaccrual loans with commercial and small business loans aggregating $102,000 and residential mortgage loans aggregating $643,000. The Bank believes it is well-secured in its commercial and residential credits as the underlying real estate collateral values exceed the value of the loans. Nonperforming assets at December 31, 2005 were primarily comprised of nonaccrual commercial and residential loans. The increase in nonperforming loans relates primarily to a few residential credits.

      There were no impaired loans at September 30, 2006 and as such, management has not specifically reserved for any credits. Included within nonaccrual loans at December 31, 2005 were $141,000 of impaired loans at December 31, 2005, for which the Bank had specific reserves of $71,000 at December 31, 2005.

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

Delinquencies -At September 30, 2006, loan balances of $811,000 were 60 to 89 days past due, up from $299,000 at December 31, 2005.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as to interest at the dates indicated.

	September 30, 2006	December 31, 2005

	(In thousands)

Loans accounted for on a nonaccrual basis	$693	$415
Loans past due 90 days or more, but still accruing	52	--
Impaired loans (not included in nonaccrual loans)	--	--

Total nonperforming loans	745	415
Other real estate owned	--	--

Total nonperforming assets	$745	$415

Delinquent loans 60-89 days past due	$811	$299

Nonperforming loans as a percent of total loans and leases	0.07%	0.04%
Nonperforming assets as a percent of total assets	0.05%	0.03%
Delinquent loans 60-89 days past due as a percent of total loans	0.08%	0.03%

      Adversely classified assets -The Company's management adversely classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.


      At September 30, 2006, the Company had $7.0 million of assets that were classified as substandard. This compares to $6.8 million of assets that were classified as substandard at December 31, 2005. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2006, included in the assets that were classified as substandard were $6.3 million of performing loans. This compares to $6.4 million of adversely classified performing loans as of December 31, 2005. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the September 30, 2006 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. If a significant downturn in the local or regional market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Credit Losses

      The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. In the third quarter of 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The allowance for credit losses was $12.7 million at September 30, 2006, compared to $12.2 million at December 31, 2005.

      During the first nine months of 2006, the Company made additions to the allowance for loan and lease losses of $1.1 million and experienced net charge-offs of $466,000. The net charge-offs were primarily from small business loans. At September 30, 2006, the allowance for loan and lease losses stood at $12.3 million and represented 1,651% of nonperforming loans and 1.22% of total loans outstanding. This compares to an allowance for loan and lease losses of $11.7 million, representing 2,811% of nonperforming loans and 1.23% of total loans outstanding at December 31, 2005.

      During the first nine months of 2006, the Company decreased the reserve for unfunded lending commitments by $12,000, bringing the balance to $491,000 at September 30, 2006. This compares to the December 31, 2005 balance in the reserve for unfunded lending commitments of $503,000.


An analysis of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of period	$11,665	$11,454
Loans charged-off:
Commercial loans and leases	(456)	(1,266)
Residential mortgage loans	--	--
Consumer and other loans	(28)	(8)

Total loans charged-off	(484)	(1,274)

Recoveries of loans previously charged-off:
Commercial loans and leases	13	61
Residential mortgage loans	--	--
Consumer and other loans	5	1

Total recoveries of loans previously charged-off	18	62

Net (charge-offs) recoveries	(466)	(1,212)
Provision for loan and lease losses charged against income	1,102	1,423

Balance at end of period	12,301	11,665

Reserve for Unfunded Lending Commitments
Balance at beginning of period	503	452
(Credit) provision for unfunded lending commitments	(12)	51

Balance at end of period	491	503

Allowance for Credit Losses
Balance at end of period	$12,792	$12,168

      Assessing the appropriateness of the allowance for credit losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including, but not limited to, the growth, composition and quality of the loan portfolio, historical loss experiences and general economic conditions. Based on this evaluation, management believes that the allowance for credit losses, as of September 30, 2006, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained as there exists an inherent subjectivity and imprecision to the analytical processes employed. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation at September 30, 2006 was the same as the December 31, 2005 amount of $1.1 million. While management evaluates currently available information in establishing the allowance for credit losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses and carrying amounts of other real estate owned.


Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Results of Operations -Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three month periods indicated:

(In thousands, except per share data)	For the three month periods ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Income statement data:
Net interest income	$10,676	$10,329	$11,050	$10,993	$10,767
Noninterest income	1,544	2,815	2,305	2,173	2,581
Noninterest expense (1)	9,504	9,725	10,824	9,527	9,156
Net income	1,643	2,006	1,525	2,235	2,467

Per share data:
Diluted earnings per share	0.33	0.41	0.31	0.46	0.50
Dividends per common share	0.15	0.15	0.15	0.15	0.15

Operating ratios:
Net interest margin	3.08%	3.01%	3.25%	3.25%	3.25%
Return on average assets	0.45%	0.56%	0.43%	0.63%	0.71%
Return on average equity	6.10%	7.69%	5.89%	8.56%	9.44%
Efficiency ratio (1)	77.78%	73.99%	81.05%	72.36%	68.59%

(1)

Effective September 30, 2006, the Company reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

      The Company reported 2006 third quarter net income of $1.6 million, down $363,000, or 18.1%, from the prior quarter (three months ended June 30, 2006). Net income was down $824,000, or 33.4%, on a comparative quarter basis (as compared to the three months ended September 30, 2005). Diluted earnings per common share ("EPS") changed in a similar fashion as EPS decreased 18.6% on a linked-quarter basis (as compared to the three months ended June 30, 2006) and decreased 34.0% as compared to the same quarter a year ago.

      The Company's third quarter GAAP earnings and GAAP EPS were significantly affected by two events occurring during the quarter. In September 2006, the Company repositioned a portion of its investment portfolio as previously discussed on page 17. This investment portfolio restructuring resulted in pre-tax losses on security sales of $858,000; however, the Company anticipates an increase in interest income of approximately $900,000 over the next 12 months. The effect of these security losses on shareholders' equity was mitigated as the securities had been carried at market value on the balance sheet. The repositioning decreased 2006 third quarter net income and EPS by approximately $558,000 and $0.11 per share, respectively.

      Net income and EPS for the 2006 third quarter benefited from the FHLB's change in the timing of its dividend payments to member banks. The FHLB deferred the declaration of its normal dividend for the second quarter of 2006. As a result, the Bank received approximately six months' worth of income on its investment in the FHLB during the third quarter of 2006, resulting in an additional $228,000 of pretax income. This double payment increased 2006 third quarter net income by approximately $148,000 and 2006 third quarter EPS by $0.03 per share. The Company anticipates receiving future FHLB dividends on a quarterly basis.


      To provide additional analysis regarding the Company's operating results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described above. Management believes this information is useful to the investor in comparing the Company's operating results to prior periods.

(In thousands, except per share data)	Quarter Ended September 30, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2005

Net income (GAAP)	$1,643	$2,006	$2,467
Adjust for:
Security losses (gains), net of tax	558	--	(55)
One-half of FHLB dividend, net of tax	(148)	148	--

Pro forma net income	$2,053	$2,154	$2,412

Diluted earnings per share (GAAP)	$0.333	$0.409	$0.504
Effect of:
Security losses, net of tax	0.113	--	(0.011)
One-half of FHLB dividend, net of tax	(0.030)	0.030	--

Pro forma diluted earnings per share	$0.416	$0.439	$0.493

	Quarter Ended September 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	3.08%	0.45%	6.10%	77.78%
Effect of:
Security losses (gains), net of tax	--	0.15%	2.08%	-5.38%
One-half of FHLB dividend, net of tax	-0.07%	-0.04%	-0.55%	1.56%
Pro forma ratios	3.01%	0.56%	7.63%	73.96%

	Quarter Ended June 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	3.01%	0.56%	7.69%	73.95%
Effect of:
Security losses (gains), net of tax	--	--	--	--
One-half of FHLB dividend, net of tax	0.07%	0.04%	0.57%	-1.26%
Pro forma ratios	3.08%	0.60%	8.26%	72.69%

	Quarter Ended September 30, 2005

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	3.25%	0.71%	9.44%	68.59%
Effect of:
Security losses (gains), net of tax	--	-0.02%	-0.21%	0.44%
One-half of FHLB dividend, net of tax	--	--	--	--
Pro forma ratios	3.25%	0.69%	9.23%	69.03%


      On a pro forma basis, net income decreased by $101,000 (down 4.7%) and EPS decreased by 5.2% compared to the second quarter of 2006. Additionally, 2006 third quarter pro forma net income and EPS were down 14.8% and 15.6%, respectively, compared to the same period a year ago.

      The increase in third quarter 2006 net interest income as compared to the second quarter of 2006 was also the result of a slightly larger balance sheet, as average earning assets were up $10.9 million quarter-to-quarter. The yield on earning assets increased 15 basis points ("bps") on a pro forma basis, while cost of liabilities rose 26 bps. The key drivers in the rise in liability costs were increases in the rates paid on savings accounts (up 38 bps) and CDs (up 29 bps). Competition for deposits has led to these increased liability costs.

      The pro forma net interest margin for the third quarter of 2006 was also down compared to the third quarter of 2005, affected again by the trend of higher deposit and borrowing costs, with an overall decrease of 24 bps to 3.01%. During the 12 months ended September 30, 2006, the Federal Reserve Board ("FRB") raised interest rates six times with an aggregate rate increase of 150 bps. Comparing the third quarter of 2006 to the same period a year ago, the Company's yield on interest-bearing assets increased 55 bps (excluding the double dividend payment received from the FHLB), while deposit and borrowing costs increased 101 bps. The flat-to-inverted yield curve occurring in both the latter portion of 2005 and throughout 2006, as well as intense competition for deposits and customers in the Company's market area, has resulted in increases in the cost of funds outpacing increases in earning asset yields.

      As referred to above, noninterest income decreased for the third quarter of 2006 both in comparison to the second quarter of 2006 and the third quarter a year ago. After adjusting for available for sale securities gains and losses, the decline in noninterest income was largely attributable to the volume-based fee income. Commissions on nondeposit investment products were down as well as loan related fees, with the largest component of loan related fees being prepayment penalties. The Company experienced solid increases in its largest component of noninterest income, service charges on deposit accounts. Compared to the second quarter of 2006, deposit service charges were up $66,000, or 5.2%, and were up $152,000, or 12.9%, compared to the third quarter of 2005.

      Noninterest expenses decreased 2.2% (down $216,000) during the current quarter compared to the second quarter of 2006. During the third quarter of 2006, the Company began to see benefits from the operational process reviews and other cost control initiatives, which commenced towards the end of 2005 and in the first quarter of 2006. Salaries and benefits decreased by $259,000, or 5.0%, from the three months ended June 30, 2006. During the first nine months of 2006, the Company eliminated 14 positions through attrition. These 14 positions represented approximately 5% of the Company's December 31, 2005 total headcount. In addition, the Company eliminated another 10 positions at the end of September 2006. This additional 3% reduction in headcount will result in lower salaries and benefits expenses going forward as the reductions occurred at the end of the quarter. During the third quarter of 2006, professional services costs increased $198,000, or 38.6%, as investor relations costs increased. The increase in professional services costs was offset by a decrease in marketing expenses of $236,000, or 38.1%, due to the timing of promotional campaigns.

      Compared to the same period a year ago, noninterest expenses increased $348,000, or 3.8%, for the third quarter of 2006. Salaries and benefits for the third quarter of 2006 were down $71,000, or 1.4%, compared to the third quarter of 2005, which reflects the cost savings initiatives referred to above, but incorporates new management hires, as well as normal employee salary increases. The primary drivers of the overall increase were the increased professional services costs (up $237,000 or 50.0%) and data processing expense (up $125,000 or 20.3%).

      Excluding the two pro forma adjustments for the security gains and losses and FHLB dividend timing noted above, the Company's key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the third quarter of 2006 were down slightly from the second quarter of 2006 and


were also down from the third quarter of 2005. During the fourth quarter of 2006 and into 2007, the Company looks to further capitalize upon the efficiencies identified during its ongoing operational process review in an effort to improve the Company's operating performance.

Results of Operations -Comparison of the Three Months Ended September 30, 2006 and 2005

Net Interest Income

      For the quarter ended September 30, 2006, net interest income was $10.7 million, compared to $10.8 million for the 2005 period. The net interest margin for the third quarter of 2006 of 3.08% was down from the net interest margin for the 2005 period of 3.25%. The decrease in net interest income of $91,000 or 0.8%, and margin decrease of 17 bps was attributable primarily to the compression of the yield curve, as well as the growth of CD balances and competitive pressures in our market area. The one-time change in the FHLB's timing of dividend payments improved the current quarter's margin by 7 bps. Average earning assets were $72.3 million, or 5.5%, higher, and average interest-bearing liabilities were $56.0 million, or 5.1%, higher, than the comparable period a year earlier.


      Average Balances, Yields and Costs -The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.

(In thousands)	For the three months ended September 30,

	2006			2005

Assets	Average balance	Interest earned/ paid	Average Yield	Average Balance	Interest earned/ paid	Average yield

Earning assets:
Overnight investments	$ 5,941	$ 80	5.32%	$ 7,653	$ 52	2.70%
Investment securities	156,769	1,679	4.28%	133,472	1,386	4.15%
Mortgage-backed securities	210,201	2,394	4.56%	228,922	2,541	4.44%
Stock in the FHLB	16,530	456	10.94%	15,620	168	4.27%
Loans receivable:
Commercial loans and leases	491,059	9,204	7.44%	434,594	7,295	6.66%
Residential mortgage loans	282,602	3,771	5.34%	300,437	3,772	5.02%
Consumer and other loans	221,690	3,433	6.14%	191,820	2,648	5.48%

Total earning assets	1,384,792	21,017	6.04%	1,312,518	17,862	5.42%

Cash and due from banks	22,928			27,546
Allowance for loan and lease losses	(12,178)			(11,094)
Premises and equipment	14,878			14,872
Goodwill, net	11,317			11,259
Accrued interest receivable	5,996			5,251
Bank-owned life insurance	20,807			18,531
Prepaid expenses and other assets	9,652			9,290

Total assets	1,458,192			1,388,173

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	66,191	76	0.46%	92,811	138	0.59%
Money market accounts	8,024	44	2.15%	18,217	65	1.42%
Savings accounts	358,447	2,245	2.48%	346,744	1,287	1.47%
Certificate of deposit accounts	345,972	3,560	4.08%	313,324	2,388	3.02%
Overnight and short-term borrowings	49,446	639	5.12%	21,932	171	3.09%
Wholesale repurchase agreements	20,000	231	4.51%	10,000	51	2.02%
FHLB borrowings	285,413	3,171	4.41%	274,487	2,671	3.86%
Subordinated deferrable interest debentures	18,558	375	8.09%	18,558	324	6.93%

Total interest-bearing liabilities	1,152,051	10,341	3.56%	1,096,073	7,095	2.55%

Noninterest-bearing deposits	180,878			179,152
Other liabilities	18,491			9,276

Total liabilities	1,351,420			1,284,501

Shareholders' Equity:	106,772			103,672

Total liabilities and shareholders' equity	$1,458,192			$1,388,173

Net interest income		$10,676			$10,767

Net interest rate spread			2.48%			2.87%
Net interest rate margin			3.08%			3.25%


      Rate/Volume Analysis -The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Three Months Ended September 30, 2006 vs. 2005 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ 42	$(14)	$ 28
Investment securities	62	231	293
Mortgage-backed securities	79	(226)	(147)
Stock in the FHLB	278	10	288
Commercial loans and leases	739	1,170	1,909
Residential mortgage loans	229	(230)	(1)
Consumer and other loans	360	425	785

Total interest income	1,789	1,366	3,155

Interest expense:
NOW accounts	(28)	(34)	(62)
Money market accounts	25	(46)	(21)
Savings accounts	913	45	958
Certificate of deposit accounts	903	269	1,172
Overnight and short-term borrowings	160	308	468
Wholesale repurchase agreements	100	80	180
FHLB borrowings	390	110	500
Subordinated deferrable interest debentures	51	--	51

Total interest expense	2,514	732	3,246

Net interest income	$ (725)	$ 634	$ (91)

      Interest Income -Investments -Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.6 million for the quarter ended September 30, 2006, compared to $4.1 million for the 2005 period. The increase in total investment income was $462,000, or 11.1%. Increases in yields contributed to 51% of the increase in investment income, while the remainder of the increase compared to the same period a year ago was attributable to the FHLB effectively paying two dividends during the third quarter of 2006. During the current quarter, the Company repositioned approximately 18% of its investment portfolio. As a result, the Company expects to receive an additional $900,000 of interest income over the next 12 months. Going forward, the Company intends to redeploy cash flows available from maturing investment securities and MBSs into higher-yielding internally generated assets, such as commercial loans and leases. With respect to duration and repricing of the Company's investment portfolio, the majority of the Company's investments is comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      Interest Income -Loans and Leases -Interest from loans and leases was $16.4 million for the three months ended September 30, 2006, and represented a yield on total loans and leases of 6.56%. This compares to $13.7 million of interest, and a yield of 5.88%, for the third quarter of 2005. Increased interest income resulting from the growth in the average balance of loans and leases of $68.5 million, or 7.4%, was augmented by an increase in the yield on loans of 68 bps.


      The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2005 as follows: commercial loans and leases increased $56.5 million, or 13.0%, and consumer and other loans increased $29.9 million, or 15.6%, while residential mortgage loans decreased $17.8 million, or 5.9%. Changes in the average yields from the third quarter of 2005 were as follows: commercial loans and leases increased 78 bps, to 7.44%, and consumer and other loans increased 66 bps, to 6.14%, while residential mortgage loans increased 32 bps, to 5.34%. The yields on loans and leases benefited primarily from the increases in market interest rates occurring over the past twelve months.

      Interest Expense -Deposits and Borrowings -Interest paid on deposits and borrowings increased $3.2 million, or 45.8%, to $10.3 million for the three months ended September 30, 2006, from $7.1 million for the same period during 2005. The overall average cost for interest-bearing liabilities increased 101 bps to 3.56% for the third quarter of 2006, compared to 2.55% for the third quarter of 2005. The average balance of total interest-bearing liabilities increased $56.0 million, to $1.2 billion for the three months ended September 30, 2006, from $1.1 billion for same period during 2005.

      The growth in deposit average balances was centered primarily in CDs (up $32.6 million, or 10.4%) and savings accounts (up $11.7 million, or 3.4%). These increases were offset by decreases in lower-costing NOW accounts (down $26.6 million, or 28.7%) and money market accounts (down $10.2 million, or 56.0%). Borrowings increased as compared to the third quarter of 2005, as the Bank utilized short-term borrowings (up $27.5 million, or 125.5%), FHLB funding (up $10.9 million, or 4.0%) and wholesale repurchase agreements (up $10.0 million, or 100.0%) to fund a portion of the new asset growth. The balance of wholesale repos has remained constant at $20 million since midway through the fourth quarter of 2005.

      The rise in liability costs can be attributed to a number of factors. With the rise in short-term rates, customer demand has become strong for higher-yielding deposit products. Additionally, competition for deposits has become intense and extensive bank adverstising has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered not only the typically higher-costing CDs, but also higher-yielding savings accounts.

      Additionally, costs have increased for short- and long-term borrowings. The Company's borrowing rates have been affected by the FRB's aggregate rate increase of 150 bps in the 12 months ended September 30, 2006. Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $400,000 for the quarter ended September 30, 2006, down $15,000 from the third quarter of 2005. Additions to the allowance for loan and lease losses during the third quarter of 2006 were primarily in response to overall growth of the loan and lease portfolio, change in the mix of the portfolio and general concern for economic trends and conditions.

      Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for each quarter. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets may increase, which in turn may lead to increases in the provision for loan and lease losses. Also see discussion under "Allowance for Credit Losses".


Noninterest Income

      Total noninterest income decreased $1.1 million, or 40.2%, to $1.5 million for the third quarter of 2006, from $2.6 million for the third quarter of 2005. Gains and losses contributed to the majority of the decline in noninterest income as losses of $858,000 were incurred in the third quarter of 2006 due to the investment portfolio restructuring, whereas gains of $85,000 were realized on investment sales in the 2005 third quarter. The Company experienced a decline in loan related fees of $206,000, or 56.0%, primarily due to one large commercial loan prepayment penalty received during the third quarter of 2005. Consistent with prior quarters, deposit account service charges continue to represent the largest source of noninterest income for the Company, with an increase of $152,000, or 12.9%, for the three months ended September 30, 2006 versus the same period in 2005. Lower revenue from commissions on nondeposit investment products was mitigated by moderate increases in income from bank-owned life insurance and other income.

Noninterest Expense

      Noninterest expense for the third quarter of 2006 increased $348,000 or 3.8%, to $9.5 million from $9.2 million in 2005. Professional services costs rose $237,000, or 50.0%, from the third quarter of 2005 primarily due to an increase in investor relations costs. Additionally, data processing costs increased $125,000, or 20.3%, for the 2006 third quarter compared to the same period a year ago; however, these costs for the third quarter of 2006 were consistent with the amounts incurred during the first half of 2006. As referred to above in the executive summary, salaries and benefits costs decreased $71,000, or 1.4% in the third quarter of 2006 compared to the same period in 2005. The Company expects to further benefit with respect to salaries and benefit costs due to the 24 positions reduced over the past nine months as previously discussed on page 17. On a pro forma basis, adjusting for security gains and losses and the FHLB dividend timing, the Company's pro forma efficiency ratio increased from 69.03% during the third quarter of 2005 to 73.96% in the third quarter of 2006.

Income Tax Expense

      Income tax expense of $673,000 was recorded for the three months ended September 30, 2006, compared to $1.3 million for the same period during 2005. This represented total effective tax rates of 29.1% and 34.7%, respectively. Tax-favored income from Bank-owned life insurance (BOLI), along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

Results of Operations -Comparison of the Nine Months Ended September 30, 2006 and 2005

General

      Net income for the first nine months of 2006 decreased $2.1 million, or 29.5%, to $5.2 million, from $7.3 million for the first nine months of 2005. EPS decreased in a similar manner, with a decrease of $0.53 per share, or 33.5%. Compression in the net interest margin was a leading contributor to the decrease in earnings, but the first nine months of 2006 included two infrequent items: losses from the investment portfolio restructuring and the non-recurring loss on a note receivable, which occurred in the first quarter of 2006 and is described further on page 38.


      To provide additional analysis regarding the Company's operating results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described below. Management believes this information is useful to the investor in comparing the Company's operating results to prior periods.

(In thousands, except per share data)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net income (GAAP)	$5,174	$7,334
Adjust for:
Loss on note receivable, net of tax	564	--
Security losses (gains), net of tax	558	(118)

Pro forma net income	$6,296	$7,216

Diluted earnings per share (GAAP)	$ 1.05	$ 1.58
Effect of:
Loss on note receivable, net of tax	0.12	--
Effect of security losses (gains), net of tax	0.11	(0.03)

Pro forma diluted earnings per share	$ 1.28	$ 1.55

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005

	Return on Average Assets	Return on Average Equity	Efficiency Ratio	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	0.48%	6.55%	77.62%	0.74%	10.24%	68.74%
Effect of:
Loss on note receivable, net of tax	0.05%	0.71%	-2.22%	--	--	--
Security losses (gains), net of tax	0.05%	0.71%	-1.66%	-0.01%	-0.16%	0.32%
Pro forma ratios	0.58%	7.97%	73.74%	0.73%	10.08%	69.06%

      On a pro forma basis, net income decreased by $920,000, or 12.8%, while EPS decreased 17.7%. For the nine month period ended September 30, 2006, the Company's average earning assets were over $110 million higher than the same period a year ago. The resulting increase in net interest income of $147,000, or 0.5%, was restrained by the compression experienced in the net interest margin. Excluding investment gains and losses, noninterest income was up $603,000, or 8.7%, with the largest increase coming from service charges on deposit accounts. The increase in noninterest expenses is due primarily to the growth of the Company. The nine months ended September 30, 2006 fully reflect the higher operating costs related to the addition of the Bank's two new branches in Lincoln and East Greenwich, Rhode Island and the launching of the Bank's new divisions (One Trust & Private Banking and Macrolease). These new additions all occurred during the second quarter of 2005. The Company's key operating ratios were impacted in a manner similar to net income and EPS.

Net Interest Income

      For the nine months ended September 30, 2006, net interest income was $32.1 million, compared to $31.9 million for the 2005 period. The net interest margin for the first nine months of 2006 was 3.11%, down from the net interest margin for the 2005 period of 3.36%. The increase in net interest income of $147,000, or 0.5%, was attributable to a larger balance sheet, while the decrease in the net interest margin of 28 bps was due to the compression of the yield curve, increases in CD balances and heightened competition for savings and other core deposits in the Company's market area. Average earning assets


were $114.6 million, or 9.0%, higher, and average interest-bearing liabilities were $95.9 million, or 9.1%, higher than the comparable period a year earlier.

      Average Balances, Yields and Costs -The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the nine month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans.

(In thousands)	Nine Months Ended September 30,

	2006			2005

Assets	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield

Earning assets:
Overnight investments	$ 4,179	$ 157	5.01%	$ 8,504	$ 152	2.39%
Investment securities	158,260	5,074	4.27%	127,750	3,996	4.17%
Mortgage-backed securities	221,300	7,571	4.56%	200,744	6,632	4.41%
Stock in the FHLB	16,454	667	5.42%	14,466	452	4.17%
Loans receivable:
Commercial loans and leases	462,973	25,169	7.27%	417,588	20,471	6.55%
Residential mortgage loans	294,328	11,750	5.32%	310,048	11,767	5.06%
Consumer and other loans	217,085	9,786	6.03%	180,959	7,205	5.32%

Total earning assets	1,374,579	60,174	5.85%	1,260,059	50,675	5.37%

Cash and due from banks	22,706			24,770
Allowance for loan and lease losses	(12,025)			(11,418)
Premises and equipment	15,164			13,414
Goodwill, net	11,280			11,011
Accrued interest receivable	5,953			5,006
Bank-owned life insurance	20,389			18,366
Prepaid expenses and other assets	9,477			6,473

Total assets	1,447,523			1,327,681

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	73,450	270	0.49%	97,807	469	0.64%
Money market accounts	9,354	120	1.71%	18,130	178	1.31%
Savings accounts	345,155	5,424	2.10%	336,252	3,371	1.34%
Certificate of deposit accounts	349,559	9,866	3.77%	291,771	6,187	2.84%
Overnight and short-term borrowings	41,133	1,452	4.72%	21,804	419	2.57%
Wholesale repurchase agreements	20,000	643	4.24%	7,755	151	2.57%
FHLB borrowings	289,747	9,259	4.27%	258,930	7,058	3.64%
Subordinated deferrable interest debentures	18,558	1,085	7.80%	18,558	934	6.71%

Total interest-bearing liabilities	1,146,956	28,119	3.28%	1,051,007	18,767	2.39%

Noninterest-bearing deposits	177,579			173,097
Other liabilities	17,307			7,774

Total liabilities	1,341,842			1,231,878

Shareholders' Equity:	105,681			95,803

Total liabilities and shareholders' equity	$1,447,523			$1,327,681

Net interest income		$32,055			$31,908

Net interest rate spread			2.57%			2.98%
Net interest rate margin			3.11%			3.36%


      Rate/Volume Analysis -The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by old average balance) and (ii) changes in volume (changes in average balances multiplied by old rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Nine Months Ended September 30, 2006 vs. 2005 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ 109	$ (104)	$ 5
Investment securities	140	938	1,078
Mortgage-backed securities	229	710	939
Stock in the FHLB	147	68	215
Commercial loans and leases	1,812	2,886	4,698
Residential mortgage loans	597	(614)	(17)
Consumer and other loans	1,072	1,509	2,581

Total interest income	4,106	5,393	9,499

Interest expense:
NOW accounts	(96)	(103)	(199)
Money market accounts	44	(102)	(58)
Savings accounts	1,961	92	2,053
Certificate of deposit accounts	2,301	1,378	3,679
Overnight and short-term borrowings	502	531	1,033
Wholesale repurchase agreements	144	348	492
FHLB borrowings	1,302	899	2,201
Subordinated deferrable interest debentures	151	--	151

Total interest expense	6,309	3,043	9,352

Net interest income	$(2,203)	$2,350	$ 147

      Interest Income -Investments -Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $13.5 million for the nine months ended September 30, 2006, compared to $11.2 million for the 2005 period. The increase in total investment income was $2.2 million, or 19.9%, and was primarily attributable to higher average balances.

      Interest Income -Loans and Leases -Interest from loans and leases was $46.7 million for the nine months ended September 30, 2006, and represented a yield on total loans and leases of 6.40%. This compares to $39.4 million of interest, and a yield of 5.73%, for the same period a year ago. Increased interest income of $7.3 million, or 18.4%, primarily resulted from growth in the average balance of loans and leases, but was also augmented by an increase in the yield on loans of 67 bps.

      The average balance of the various components of the loan and lease portfolio changed compared to the same period in 2005 as follows: commercial loans and leases increased $45.4 million, or 10.9%, and consumer and other loans increased $36.1 million, or 20.0%, while residential mortgage loans decreased $15.7 million, or 5.1%. Changes in the average yields from the first nine months of 2005 were as follows: commercial loans and leases increased 72 bps, to 7.27%, and consumer and other loans increased 71 bps, to 6.03%, while residential mortgage loans increased 26 bps, to 5.32%. The yields on loans and leases benefited primarily from the increase in interest rates occurring over the past twelve months.


      Interest Expense -Deposits and Borrowings -Interest paid on deposits and borrowings increased $9.4 million, or 49.8%, to $28.1 million for the nine months ended September 30, 2006, from $18.8 million for the same period during 2005. The overall average cost for interest-bearing liabilities increased 89 bps to 3.28% for the first nine months of 2006, compared to 2.39% for the first nine months of 2005. The average balance of total interest-bearing liabilities increased $96.0 million, with both the first nine months of 2006 and 2005 at $1.1 billion. The growth in deposit average balances was centered primarily in CDs (up $57.8 million, or 19.8%). Offsetting the increase in CDs was a decrease in NOW accounts (down $24.4 million, or 24.9%). Gains in savings accounts of $8.9 million, or 2.6%, were negated by decreases in money market accounts of $8.8 million, or 48.4%.

      Average borrowings were up for the first nine months of 2006 compared to the prior year. Increases in FHLB borrowings (up $30.8 million, or 11.9%), wholesale repurchase agreements (up $12.2 million, or 157.9%) and short-term borrowings (up $19.3 million, or 88.6%) were primarily due to the funding of new loan and lease growth.

Provision for Loan and Lease Losses

      For the nine months ended September 30, 2006, the provision for loan and lease losses was $1.1 million, up $56,000 from the $1.0 million recorded during the same period in 2005. Additions to the allowance for loan and lease losses during the first nine months of 2006 were primarily in response to overall growth of the loan and lease portfolio, change in the mix of the portfolio and general concern for economic trends and conditions.

Noninterest Income

      Total noninterest income decreased $437,000, or 6.2%, to $6.7 million for the first nine months of 2006, from $7.1 million for the same period in 2005. The losses incurred from the investment portfolio repositioning were $858,000, while the Company realized $181,000 of gains on investment sales during the first nine months of 2005. Deposit account service charges increased $366,000, or 11%, during the first nine months of 2006 compared to the same period last year. Other income increased $412,000, or 31%, with increases in customer related sweep activity and Macrolease commissions on leases originated for third parties.

Noninterest Expense

      Noninterest expense for the first nine months of 2006 increased $3.2 million, or 12.1% to $30.1 million from $26.8 million in 2005. Overall, noninterest expenses reflected the continued growth of the Company resulting in higher operating costs. Such growth includes the Bank opening two new branches in Lincoln and East Greenwich, Rhode Island and the addition of Macrolease and One Trust & Private Banking (all occurring during the second quarter of 2005). Also, additions were made to the Company's business ranks over the past year. The increases in costs were centered in the following areas: salaries and benefits (up $1.1 million, or 7.7%) and occupancy costs (up $342,000, or 14.9%).

      Marketing costs were up by $155,000, or 13.1%, reflective of increased advertising spending and sponsorship of customer events. Additionally, professional services costs increased $155,000, or 10.4%, with the primary driver being increased investor relations costs. Other expenses incurred during the first nine months of 2006 increased $554,000, or 17.1% from the same period during last year, with increases in costs of customer related sweep activity and stock option expenses. On a pro forma basis, adjusting for the losses incurred with the investment portfolio restructuring and the non-recurring loss described further below, the Company's efficiency ratio increased from 68.74% during the first nine months of 2005 to 73.74% in 2006.


      During the first quarter of 2006, the Company incurred a non-recurring loss of $868,000 on a note receivable. The potential for a loss was disclosed by the Company in December 2005 and again in the Company's 2005 Annual Report on Form 10-K. The receivable arose in connection with the unauthorized actions of a former employee. The Company has filed a claim with its insurance carrier seeking recovery for the loss.

Income Tax Expense

      Income tax expense of $2.4 million was recorded for the nine months ended September 30, 2006, compared to $3.8 million for the same period during 2005. This represented total effective tax rates of 31.6% and 34.2%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 39.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2006, overnight investments, investment securities and MBSs available for sale amounted to $400.2 million, or 26.7% of total assets. This compares to $396.2 million, or 27.5% of total assets at December 31, 2005. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company at September 30, 2006 was $109.4 million, as compared to $104.8 million at December 31, 2005. This difference of $4.6 million was primarily attributable to net income of $5.2 million, proceeds from the exercise of stock options of $1.2 million, share-based compensation and contingent share payments of $394,000, dividends paid of $2.1 million and a decrease in accumulated other comprehensive income of $72,000 (attributable to increases in unrealized losses on investments and MBSs).

      All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk. The risk-based capital


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

As of September 30, 2006, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2006:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$119,366	8.24%	$43,464	3.00%	$72,440	5.00%
Tier I capital (to risk weighted assets)	119,366	11.96%	39,924	4.00%	59,885	6.00%
Total capital (to risk weighted assets)	131,667	13.19%	79,847	8.00%	99,809	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$ 98,434	6.80%	$43,401	3.00%	$72,334	5.00%
Tier I capital (to risk weighted assets)	98,434	9.87%	39,901	4.00%	59,851	6.00%
Total capital (to risk weighted assets)	110,735	11.10%	79,802	8.00%	99,752	10.00%

At December 31, 2005:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,822	8.21%	$41,933	3.00%	$69,889	5.00%
Tier I capital (to risk weighted assets)	114,822	12.62%	36,394	4.00%	54,592	6.00%
Total capital (to risk weighted assets)	126,200	13.87%	72,789	8.00%	90,986	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$ 93,339	6.67%	$41,965	3.00%	$69,941	5.00%
Tier I capital (to risk weighted assets)	93,339	10.26%	36,378	4.00%	54,566	6.00%
Total capital (to risk weighted assets)	104,717	11.51%	72,755	8.00%	90,944	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Simulation is used as the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the downside exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month period, estimated net interest income for those 12 months and the subsequent 12 months, should decline by no more than 5.0% or 10.0%, respectively. As of September 30, 2006, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.


The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2006:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (39)	-0.1%
Down 200 bps	(633)	-1.4%

Subsequent Twelve Month Period:

Up 200 bps	(2,712)	-5.7%
Down 200 bps	(1,975)	-4.2%

      The Company also uses interest rate sensitivity gap analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2006, the Company's one year cumulative gap was a negative $78.8 million, or 5.3% of total assets.

      At September 30, 2006, a portion of the sales proceeds from the investment portfolio restructuring were temporarily held in overnight investments. After the conclusion of the restructuring in October 2006, the Company had a negative one year cumulative gap of 8.7% of total assets.

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


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

Item 4. Submission of Matters to a Vote of the Security Holders

No information to report.

Item 5. Other Information

No information to report.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

November 7, 2006	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

November 7, 2006	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
