Form 10-K
period 2006-12-31
BANCORP RHODE ISLAND INC
filed 2007-03-09
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Annual Report Under Section 13 of the Securities Exchange Act of 1934)

For the fiscal year ended December 31, 2006

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
Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Select Market SM was $143,973,245.

As of February 28, 2007, there were 4,829,430 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Documents incorporated by reference:

Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

See pages 61 to 63 for the exhibit index.

Bancorp Rhode Island, Inc.
Annual Report on Form 10-K
Table of Contents

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

The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, two national and one regional. Based on total deposits as of June 30, 2006 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the State’s capital. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management and online banking services, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

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

Overview

The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in our predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as “core deposits”. The Bank has stressed development of full relationships with customers, including its commercial customers, who tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Thus, the Bank has grown its consumer loan portfolio and added sales of investment products; more recently the Bank has added a private banking group and acquired an equipment leasing company.

In March 2006, the Bank marked its 10th anniversary in business. During those 10 years, the Company has grown its assets, deposits and customer base significantly and has expanded the depth and breadth of its management team and staff. Also, the Bank has substantially enlarged and improved its branch network, enhanced its operating systems and infrastructure and has become an effective competitive force in the Greater Providence marketplace.

The past year represented a watershed year for the Company. It marked the beginning of the Company’s transition from a young, high growth de novo bank into a more mature institution, which seeks to better leverage the footprint it has built and investments it has made over its first ten years. Thus, the Company sought to combine its strong external focus on high quality loan and deposit growth, with (i) the absorption of the Company’s major 2005 and 2004 initiatives, which included three new branches (with our branch network now expanded into Washington County), the creation of a private bank and acquisition of a leasing subsidiary, (ii) the deployment of the $21.5 million of net capital raised in April 2005 and (iii) internally directed efforts to both rationalize the Company’s organizational structure and better control operational costs. Additionally, the Company took measurable steps to deal with the industry-wide pressure on net interest margins presented by the flat-to-inverted yield curve and the intensified competition for deposits. The Company believes that the measures adopted have improved the Company’s internal operations, increased the value of the franchise and positioned the Company for greater success in the years to come.

In 2005, the Company realigned its executive management ranks. By the end of 2006, each of the proxy officers had at least a year’s experience in their respective new positions and were functioning effectively as a team. In 2006, the Company added to the next tier of management, including commercial lending, information technology and marketing and invested in its security and audit functions. In the commercial lending area, the Company recruited a new director of corporate banking and a new head of business lending, both of whom had strong track records locally at one of the major national banks. Both of these senior managers were added to the Company without any loss of the existing talent in the Bank’s pace-setting commercial lending group, which continued to achieve market-leading results.

The commercial lending group produced commercial loan growth of 18.6% in 2006, with commercial loan outstandings increasing from $438.3 million at the prior year-end to $519.8 million at December 31, 2006. Two of the initiatives begun by the Company in 2005 contributed to this growth. The Company’s equipment leasing subsidiary, Macrolease, has contributed high-quality, high-yielding assets to the Company’s balance sheet, as well as provided a new source of fee income from lease originations for third parties. In addition, the Company’s private banking group is attracting more high net worth individuals, including professionals, to the Bank’s customer base.

The Company’s loan and lease growth did not come at the expense of credit quality as the Bank’s credit culture remained strong. Nonperforming assets were minimal at December 31, 2006 at 0.14% of total loans and 0.10% of total assets, respectively.

Competition for deposits remained intense in the Bank’s primary market area. However, the Bank’s focus on core deposits drove increases in demand deposit accounts of $15.2 million, or 8.2%, year-over-year. At December 31, 2006, total deposits increased $35.5 million, or 3.6%, from the December 31, 2005 balance of $981.0 million. Additionally, the deposit base at the Bank’s newest branches continues to grow. Total deposits at the Bank’s North Kingstown branch exceed $40 million, while the Lincoln branch is ahead of plan at $27 million and East Greenwich has attained $16 million in total deposits. As is typical industry-wide, the deposit mix and yield curve have lengthened the time required for these branches to achieve profitability.

During 2006, the Bank also implemented deposit fee enhancement programs. As a result of these programs and the demand deposit account growth referred to above, the Bank experienced a 10.8% increase in deposit fee income over the course of the year.

In late 2006, the Bank also announced its plans to adopt a new service model for its branches. The Company plans to move toward the “Universal Banker” model, a single in-branch touch point for all banking services, which removes the traditional split between the teller and customer service representative. By having one person service the customer’s needs, the Bank believes it will elevate its service levels as well as improve operational efficiencies. This concept will be phased in gradually throughout 2007.

There also was increased activity in the treasury and finance area in 2006. The Bank expanded its funding options and the finance group undertook stronger investor relations’ efforts. Additionally, the Company restructured a portion of its investment portfolio in September 2006 to improve earnings in future periods by capitalizing on a temporary increase in security valuations due to movements in the yield curve. The Company sold $62 million of its available for sale securities and reinvested the sales proceeds into higher-yielding securities. This investment portfolio restructuring resulted in pretax losses of $859,000; however, the effect of these security losses on shareholders’ equity was minimal as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company anticipates an increase of future pretax interest income of over $900,000 by the end of 2007.

In late 2005, the Bank began a detailed examination of its operational processes and procedures. The intention was to move from “evolved” to “engineered” processes. As a result, by September 2006, the Company was able to eliminate 24 positions, primarily in its back office. Additionally, in the latter part of 2006, the Company created a loan services unit (“LSU”). The LSU will handle underwriting, processing and monitoring of business credit relationships up to $1 million. The Company is streamlining its approach for smaller credits with the objectives of improved monitoring and more efficient processing of these credits. The Company’s process review continues in a number of areas and the Company expects to gain additional efficiencies over time. Throughout 2007, management plans to significantly limit growth of noninterest expenses as the Company expects margin pressure to persist.

Lending Activities

The Bank’s business strategy has been to grow its commercial and consumer loan portfolios while allowing its residential mortgage loan portfolio to decline gradually as a percent of total loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2001, until December 31, 2006, commercial loan and lease outstandings have increased $280.4 million, or 117.2%, and consumer loan outstandings have increased $159.2 million, or 259.3%. Commercial loans and leases increased from 39.2% of total loans and leases at December 31, 2001, to 51.8% of total loans and leases at December 31, 2006, and consumer and other loans increased from 10.0% of total loans and leases at December 31, 2001, to 22.0% of total loans and leases at December 31, 2006. Meanwhile, residential mortgage loans decreased from 50.8% of total loans and leases at December 31, 2001, to 26.3% of total loans and leases at December 31, 2006.

The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 66% of Rhode Island businesses and 74% of Rhode Island jobs are located in Providence and Kent Counties. More than 98% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well positioned to facilitate the generation of loans from this customer base.

For most of 2006, the Bank’s commercial lending function was organized into three groups. The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. The business lending group originates business loans, often referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank’s subsidiary, Macrolease). The third group is the business development group (formerly the small business group), responsible for origination of a variety of real estate and non-real estate loans for business lending relationships of approximately $250,000 or less, also referred to as small business loans. (The Bank’s branch network also plays a role in the origination of small business loans.)

In the latter part of 2006, the Bank reorganized its commercial business lending function, changing responsibilities and creating one more group. The business lending group now concentrates its efforts on relationships in excess of $1 million. Business lending relationships under $1 million are now generally originated by the Bank’s business development group, which formerly concentrated solely on small business loans. Underwriting, processing and monitoring of the bulk of business credit relationships of under $1 million have moved to the newly created LSU. The Company is streamlining its approach for smaller credits with the objectives of improved monitoring and more efficient processing of these credits.

The Bank also satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans.

The Bank has tiered lending authorities. Certain senior executives have lending approval authority of up to $1.25 million. All extensions of credit of more than $1.25 million (up to the Bank’s house lending limit of $10.0 million) per customer relationship require the approval of the Credit Committee, which consists of members of the Bank’s senior management and one outside director. Exceptions to the Bank’s house lending limit require the approval of a committee of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2006, the Bank had $229.5 million of aggregate loan commitments outstanding to fund a variety of loans.

Overall, loans and leases produced total interest income of $63.0 million, or 77.6% of total interest and dividend income, in 2006 and $53.8 million, or 77.4%, of total interest and dividend income, during 2005.

Commercial Real Estate and Multi-Family Loans—The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2006, owner-occupied commercial real estate loans totaled $140.8 million, or 14.0% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $102.4 million, or 10.2% of the total loan portfolio, and multi-family residential loans totaled $34.3 million, or 3.4% of the total loan portfolio, and are generally handled in the Bank’s commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.

The Bank’s underwriting practices for permanent commercial real estate and multi-family residential loans are intended to assure that the property securing these loans will generate a positive cash flow after operating expenses and debt service payments. The Bank requires appraisals before making a loan and generally requires the personal guarantee of the borrower. Permanent loans on commercial real estate and multi-family properties generally are made at a loan-to-value ratio of no more than 80%.

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

Commercial and Industrial Loans—The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration’s (“SBA”) loan guaranty programs and include some form of SBA credit enhancement. Additionally, through the newly established LSU, the Bank is expanding its use of credit scoring in evaluating business loans of up to $750,000. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.

At December 31, 2006, commercial and industrial loans totaled $106.0 million, or 10.6% of the total loan portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time.

Leases—With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these purchased leases. These “government” leases generally have maturities of five years or less and are not made in reliance on residual collateral values. At December 31, 2006, leases totaled $56.3 million, or 10.8% of the commercial loan and lease portfolio, with $32.4 million of Macrolease-generated leases and $23.9 million of government leases.

Small Business Loans—The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2006, small business loans totaled $41.8 million, or 4.2% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

Construction Loans—The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2006, outstanding construction loans totaled $37.2 million, or 3.7% of the total loan portfolio. In addition, the Bank offers interest-only construction loans during the construction period.

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

The risks associated with construction lending are greater than those with commercial real estate lending and multi-family lending on existing properties for a variety of reasons. The Bank seeks to minimize these risks by, among other things, often using the inspection services of a consulting engineer for commercial construction loans, advancing money during stages of completion and generally lending for construction of properties within its market area to borrowers who are experienced in the type of construction for which the loan is made, as well as by adhering to the lending standards described above. The Bank generally requires from the borrower evidence of either pre-sale or pre-lease commitments on certain percentages of the construction project for which the loan is made.

Residential Mortgage Loans—The Bank’s one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to fully utilize available cash flows. With the exception of one pool of mortgages of approximately $28 million, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2006, approximately 30% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

Additionally, largely as an accommodation to the Bank’s customers, fixed- and variable-rate mortgages are offered throughout the Bank’s branch network. The majority of these mortgages are transferred to the Bank’s correspondent third parties under precommitments to fund these transactions. However, the Bank does retain a portion of these residential mortgages for its own portfolio. In 2006, fees from these loans originated for third parties decreased to $159,000 from $184,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial and consumer lending.

At December 31, 2006, one- to four-family residential mortgage loans totaled $264.0 million, or 26.3% of the total loan portfolio. The fixed rate portion of this portfolio totaled $96.1 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $167.9 million and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

Consumer and Other Loans—The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2006, the consumer loan portfolio totaled $220.6 million, or 22.0% of the total loan portfolio, and was comprised primarily of home equity term loans and home equity lines of credit. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower’s home, less the amount of the remaining balance of the borrower’s first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.

Investment Activities

Investments, an important component of the Company’s diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, U.S. agency securities, corporate debt securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and Federal Home Loan Bank of Boston (“FHLB”) stock, represents $397.7 million, or 26.9% of total assets, as of December 31, 2006. The vast majority of these securities are rated investment grade by at least one major rating agency.

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

In September 2006, the Company restructured a portion of its investment portfolio to improve earnings in future periods by capitalizing on a temporary increase in security valuations due to movements in the yield curve. The Company sold $62 million of its available for sale securities and reinvested the sales proceeds into higher-yielding securities. This investment portfolio restructuring resulted in pretax losses of $859,000; however, the effect of these security losses on shareholders’ equity was minimal as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company anticipates an increase of future pretax interest income of over $900,000 by the end of 2007.

Overall, in 2006, investments produced total interest and dividend income of $18.2 million, or 22.4% of total interest and dividend income compared to $15.7 million, or 22.6%, of total interest and dividend income, during 2005.

Deposits

Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses, non-profit entities, governmental entities and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit (“CDs”). The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally.

The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits increased moderately on a dollar amount basis compared to the prior year (up $6.8 million, or 1.1%). Within core deposits, the Bank increased demand deposit accounts to $200.3 million at December 31, 2006 from $185.1 million at December 31, 2005. Within total deposit growth, however, the balance sheet mix changed from the prior year due to the continuing growth of CD balances. Core deposits as percentage of total deposits decreased to 62.4% at December 31, 2006 from 64.0% at December 31, 2005.

As a by-product of the Bank’s emphasis on checking account growth, as well as deposit fee enhancement programs, service charges on deposit accounts (which include insufficient funds (“NSF”) fees) have grown over the years and represents the largest source of noninterest income for the Company.

Service charges on deposit accounts produced a double-digit percentage increase from the prior year with an increase of $494,000, or 10.8%, from $4.6 million for 2005, to $5.1 million for 2006.

Although the Bank would prefer growth in lower-costing core accounts, during 2006, customers displayed a preference for higher-yielding savings and term deposit accounts. CD balances grew to $381.7 million at December 31, 2006, compared to $353.0 million at December 31, 2005, an increase of $28.7 million, or 8.1%. This increase includes approximately $30.0 million of brokered CDs at December 31, 2006, whereas the Bank did not have any brokered CDs at the prior-year end.

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

Borrowings

The Bank also derives cash flows from several sources, including loan repayments, deposit inflows and outflows, sales of available for sale investment securities and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions.

The Bank utilizes borrowings on both a shorter- and longer-term basis to compensate for reductions in normal sources of funds on a daily basis and as opportunities present themselves. Additionally, the Bank will utilize borrowings as part of the Bank’s overall strategy to manage interest rate risk. At December 31, 2006, total borrowings stood at $337.1 million compared to $344.8 million at December 31, 2005.

Nondeposit Investment Products and Services

Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2006, 2005 and 2004 were $872,000, $849,000 and $973,000, respectively.

Employees

At December 31, 2006, the Company had 228 full-time and 42 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

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

The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Since 2002, changes to SEC rules have accelerated the reporting of numerous internal events and increased the Company’s filing obligations and related costs.

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

Federal Supervision:  FDIC

Overview—The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC’s powers have been enhanced in the past two decades by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

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

Deposit Insurance—The Bank’s deposits are insured by the BIF of the FDIC to the legal maximum for each separately insured depositor. The Federal Deposit Insurance Act, as amended (the “FDI Act”), provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. The Bank paid a minimum assessment of $2,000 in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage.

An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $585,000 that can be applied against future premiums, subject to certain limitations.

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

As of December 31, 2006, the Bank’s Tier 1 leverage ratio was 7.18%, its total Risk-Based Capital Ratio was 10.32% and its Tier 1 Risk-Based Capital Ratio was 11.54%. Based upon the above ratios, the Bank is considered “well capitalized” for regulatory capital purposes. Additionally, at December 31, 2006, the Company had approximately $17 million of additional capital (held at the parent company), which is available to support the Bank’s future growth.

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

In addition to the need for obtaining the approval of the FRB for particular kinds of transactions, a bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company’s capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2006, on a consolidated basis, the Company’s Tier 1 Leverage Ratio was 8.37%, its total Risk-Based Capital Ratio was 12.05% and its Tier 1 Risk-Based Capital Ratio was 13.27%. Based upon the above ratios, the Company is considered “well capitalized” for regulatory capital purposes.

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

Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $5.4 million at December 31, 2006 and $5.6 million at December 31, 2005. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

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

We face significant competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island, both in making loans and generating deposits. Our most significant competition comes from two national banking institutions and one large regional banking institution that have significant market share positions in Rhode Island. These large banks have well-established, broad distribution networks and greater financial resources than we do, which have enabled them to market their products and services extensively, offer access to a greater number of locations and products, and price competitively.

We also face competition from a number of local financial institutions with branches in Rhode Island and in nearby Massachusetts, some of which have been acquired by both local and out-of-state service providers. Additionally, we face competition from out-of-state financial institutions which have established loan production offices in our marketplace, and from non-bank competitors.

Competition for deposits also comes from short-term money market funds, other corporate and government securities funds and non-bank financial service providers such as mutual fund companies, brokerage firms, insurance companies and credit unions. Many of our non-bank competitors have fewer regulatory constraints as those imposed on federally insured state chartered banks, which gives these competitors an advantage over us in providing certain services. Such competition may limit our growth and profitability in the future.

Changes in regional and national economic conditions could adversely affect our profitability.

The population in our market area is growing slowly and economic growth in the Rhode Island area has been slow to moderate over the past several years. New England has trailed other parts of the nation in terms of general economic growth. Additionally, Rhode Island businesses, like many companies throughout the United States, are struggling with rapidly increasing health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island’s ability to attract and retain businesses in the State.

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

Our earnings and cash flows are heavily dependent on net interest margin, which is the difference between interest income that we earn on loans and investments and the interest expense paid on deposits and other borrowings. When maturities of assets and liabilities are not balanced, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operation. Interest rates are highly sensitive to factors that are beyond our control, including general economic conditions, inflation rates, flattening or inversion of the yield curve, business activity levels, money supply and the policies of various government and regulatory authorities. For example, increases in the discount rate by the Board of Governors of the Federal Reserve System usually lead to rising interest rates, which affects interest income, interest expense and the fair value of the investment portfolio. In addition, governmental policies such as the creation of a tax deduction for individual retirement accounts could increase savings rates and may affect our cost of funds. The nature, timing and effect of any future changes in interest rates on us and our future results of operations are not predictable.

Change in the composition of our loan and lease portfolio may result in greater risk of losses.

At December 31, 2006, 51.8% of our loan and lease portfolio consisted of commercial real estate, business and construction loans and leases, an increase from 46.1% of our loan and lease portfolio at December 31, 2005. We intend to continue to emphasize the origination of these types of loans and leases. These loans generally have greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one-to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.

The risk of loan and lease losses varies with, among other things, business and economic conditions, the character and size of the portfolio, loan growth, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2006, the allowance for loan and lease losses totaled $12.4 million, representing 1.23% of total loans.

Our growth strategy may limit increases in profitability.

We have sought to increase the size of our franchise by pursuing business development opportunities and have grown substantially since inception. To the extent additional branches are opened, through the current expansion plan or otherwise, we are likely to experience higher operating expenses relative to operating income from the new branches, which may limit increases in profitability over the course of the expansion plan. The ability to increase profitability by establishing new branches is dependent on our ability to identify advantageous branch locations and generate new deposits and loans from those locations and an attractive mix of deposits that will create an acceptable level of net income. There can be no assurance that new and relocated branches will generate an acceptable level of net income or that we will be able to successfully establish new branch locations in the future. In addition, there can be no assurance that we will be successful in developing new business lines or that any new products or services introduced will be profitable.

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

The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, the yield curve has been flat-to-inverted during the past two years. Also, customers in the past few years have indicated a preference for higher-yielding term deposit and savings account products. Similarly, our lower-costing core deposits have increased at a more moderate rate. We cannot predict whether this increased demand for higher rate products is permanent or will abate. Similarly, nonperforming asset levels and loan and lease losses have been low since inception. Industry experience suggests that this is unlikely to continue indefinitely.

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

Risks Related to the Company’s Common Stock

Our common stock has limited liquidity.

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Select MarketSM, it has less liquidity than the average stock quoted on a national securities exchange. Because of this limited liquidity, it may be more difficult for investors to sell a substantial number of shares and any such sales may adversely affect the stock price.

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

Our directors and executive officers, as a group, beneficially owned approximately 22.8% of our outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

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

The following are the locations of the Bank’s offices:

Location	Size (Square feet)	Year Opened or Acquired	Owned or Leased	Lease Expiration Date
Branch offices:
1047 Park Avenue, Cranston, RI.	4,700	1996	Owned	N.A.
383 Atwood Avenue, Cranston, RI.	4,700	1996	Owned	N.A.
2104 Plainfield Pike, Cranston, RI.	700	2002	Owned	N.A.
1269 South County Trail, East Greenwich, RI.	2,600	2005	Leased	5/31/25
999 South Broadway, East Providence, RI.	3,200	1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI.	3,100	1996	Leased	2/28/08
1440 Hartford Avenue, Johnston, RI.	4,700	1996	Land Leased	12/31/07
625 G. Washington Highway, Lincoln, RI.	1,000	2005	Leased	12/31/12
Ten Rod Road, North Kingstown, RI.	4,000	2004	Land Leased	6/30/19
One Turks Head Place, Providence, RI.	5,000	1996	Leased	4/30/09
165 Pitman Street, Providence, RI.	3,300	1998	Leased	10/31/08
445 Putnam Pike, Smithfield, RI.	3,500	1996	Leased	7/31/09
1062 Centerville Road, Warwick, RI.	2,600	1996	Owned	N.A.
1300 Warwick Avenue, Warwick, RI.	4,200	1996	Leased	6/30/09
2975 West Shore Road, Warwick, RI.	3,500	2000	Leased	3/31/10
1175 Cumberland Hill Road, Woonsocket, RI.	3,300	1998	Owned	N.A.
Administrative and operational offices:
625 G. Washington Highway, Lincoln, RI.	23,600	2003	Leased	12/31/12
One Turks Head Place, Providence, RI.	20,600	1999	Leased	6/30/09
One Ames Court, Plainview, NY	4,400	2005	Leased	1/31/08
Planned branch offices:
90 Point Judith Road, Narragansett, RI	(A)	N.A.	Leased	3/31/27
499 Smithfield Avenue, Pawtucket, RI.	(A)	N.A.	Leased	5/31/21

(A)       Facility currently under construction or in planning.

ITEM 3.                LEGAL PROCEEDINGS

The Company is involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BARI”. The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price		Dividend
	High	Low	Paid
2005:
First Quarter	$40.00	$35.96	$0.15
Second Quarter	38.07	35.39	0.15
Third Quarter	37.45	35.11	0.15
Fourth Quarter	36.55	33.29	0.15
2006:
First Quarter	$35.65	$32.75	$0.15
Second Quarter	39.94	33.31	0.15
Third Quarter	45.40	38.91	0.15
Fourth Quarter	45.37	42.09	0.15

As of February 28, 2007, there were approximately 1,700 holders of record of our common stock.

The following graph and table show changes in the value of $100 invested on December 31, 2001 through December 31, 2006, in our common stock, the Russell 3000, and the SNL Financial L.C. New England Bank Index. The investment values are based on share price appreciation plus dividends paid in cash, assuming that dividends were reinvested on the date they were paid.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bancorp Rhode Island, Inc.	100.00	134.74	198.56	242.99	207.50	273.86
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL New England Bank Index	100.00	75.43	124.46	131.63	131.49	155.20

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere herein.

	As of and for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statements of operations data:
Interest income	$81,202	$69,520	$57,719	$51,773	$53,507
Interest expense	38,974	26,619	19,625	19,453	22,180
Net interest income	42,228	42,901	38,094	32,320	31,327
Provision for loan and lease losses	1,202	1,423	836	1,524	1,808
Noninterest income	8,988	9,274	8,581	8,830	7,083
Noninterest expense	38,727	36,343	32,929	28,866	25,091
Income before taxes	11,287	14,409	12,910	10,760	11,511
Income taxes	3,576	4,840	4,296	3,546	3,849
Net income	$7,711	$9,569	$8,614	$7,214	$7,662
Per share data:
Basic earnings per common share	$1.62	$2.14	$2.17	$1.89	$2.04
Diluted earnings per common share	$1.57	$2.04	$2.04	$1.77	$1.92
Dividends per common share	$0.60	$0.60	$0.58	$0.56	$0.53
Dividend pay-out ratio	38.2%	29.4%	28.4%	31.6%	27.6%
Book value per common share	$23.39	$22.21	$19.68	$18.53	$17.59
Tangible book value per common share	$21.03	$19.83	$16.99	$15.76	$14.73
Average common shares outstanding—
Basic	4,766,854	4,478,081	3,975,413	3,819,232	3,758,214
Average common shares outstanding—
Diluted	4,920,569	4,697,134	4,222,856	4,085,878	3,996,670
Balance sheet data:
Total assets	$1,479,099	$1,442,782	$1,239,069	$1,093,971	$1,012,877
Investment securities	103,425	150,959	104,600	98,595	101,329
Mortgage-backed securities	240,462	234,858	159,946	106,618	156,114
Total loans and leases receivable	1,004,292	950,806	886,301	814,282	670,658
Allowance for loan and lease losses	12,377	11,665	11,454	10,690	9,784
Goodwill, net	11,317	11,234	10,766	10,766	10,766
Deposits	1,016,423	980,969	880,674	811,283	761,911
Borrowings	337,097	344,769	271,386	203,622	179,305
Total shareholders’ equity	112,085	104,832	78,923	72,107	66,427
Average balance sheet data:
Total assets	$1,451,959	$1,347,510	$1,168,454	$1,046,741	$947,205
Investment securities	144,460	131,711	102,827	91,153	71,481
Mortgage-backed securities	227,973	209,004	132,946	123,524	177,753
Total loans and leases receivable	980,598	916,273	848,550	747,174	622,545
Allowance for loan and lease losses	12,002	11,560	11,072	10,739	9,375
Goodwill, net	11,290	11,067	10,766	10,766	10,766
Deposits	965,194	928,374	858,739	779,540	706,338
Borrowings	362,721	306,344	227,365	192,068	174,668
Total shareholders’ equity	106,874	95,922	74,704	69,010	61,922
Operating ratios:
Interest rate spread	2.50%	2.92%	3.07%	2.91%	3.04%
Net interest margin	3.06%	3.35%	3.44%	3.28%	3.48%
Efficiency ratio (a)	75.62%	69.66%	70.55%	70.15%	65.32%
Return on average assets	0.53%	0.71%	0.74%	0.69%	0.81%
Return on average equity	7.22%	9.98%	11.53%	10.45%	12.37%
Asset quality ratios:
Nonperforming loans to total loans	0.14%	0.04%	0.08%	0.30%	0.11%
Nonperforming assets to total assets	0.10%	0.03%	0.06%	0.23%	0.08%
Allowance for loan and lease losses to
nonperforming loans	875.94%	2,810.84%	1,562.62%	434.20%	1,329.35%
Allowance for loan and lease losses to total loans	1.23%	1.23%	1.29%	1.31%	1.46%
Net loans charged-off to average loans outstanding	0.05%	0.13%	0.01%	0.08%	0.05%

	As of and for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Capital ratios:
Average shareholders’ equity to average total assets	7.36%	7.11%	6.40%	6.59%	6.54%
Tier I leverage ratio	8.37%	8.21%	7.06%	6.76%	6.19%
Tier I risk-based capital ratio	12.05%	12.62%	10.01%	9.71%	9.63%
Total risk-based capital ratio	13.27%	13.87%	11.26%	10.92%	10.88%

(a)              Calculated by dividing total noninterest expenses by net interest income plus noninterest income.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Bancorp Rhode Island, Inc., a Rhode Island corporation, is the holding company for Bank Rhode Island. The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers a wide variety of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the FHLB.

Overview

The past year marked another period of growth for the Company. The Company increased its commercial loan and lease portfolio by over 18%. Consumer loans grew 7.6% in 2006, with much of the growth coming in the first half of the year. Demand deposit account growth of 8.2% led the overall total deposit increase of 3.6% in 2006. Also, the Company strengthened its senior management team and reorganized its lending function. For a fuller narrative commentary on these matters, refer to Item 1, “Business”.

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets (“net interest margin”), and the quality of the Company’s assets.

The Company’s net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk”. How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under “Asset and Liability Management”.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses as a result of its estimates as to potential future losses; these additions, which are charged against earnings, are necessarily greater when greater potential losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition—Asset Quality”.

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

In recent years, the Company also has sought to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank’s first acquisition with the acquiring of an equipment leasing company located in Long Island, New York (“Macrolease”). The Bank uses the Macrolease platform to increase its portfolio of equipment leases and to generate additional income by also originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank’s commercial customers, thereby expanding the Bank’s product offerings.

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 85% (based upon June 2006 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits has remained intense during the past few years. This competition has most recently resulted in an increase in competitors’ advertising and promotional product offerings in print and television media, as well as direct mailings.

In 2006, approximately 82.5% of the Company’s total revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. The Company continued efforts to diversify its sources of revenue, with emphasis on expanding sources of noninterest income (primarily fees and charges for products and services the Bank offers). The Company experienced growth in 2006 in the areas of service charges on deposit accounts and commissions on leases originated for third parties.

During 2006, the Company’s focus on core deposit accounts produced a modest increase in core deposits, with the decreases in NOW and money market accounts being offset by gains in demand deposit accounts and savings accounts. However, competitive market forces and rising rates have resulted in upward repricing of savings account products. Additionally, customer demand for higher-yielding CDs remained strong. These factors, along with the prolonged flattening of the yield curve, have contributed to higher costs and compression in the net interest margin. The Bank experienced an overall decrease in net interest margin, as 2006’s net interest margin of 3.06% was 29 basis points lower than 2005’s net interest margin of 3.35%.

The future operating results of the Company will again depend on the ability to maintain and expand net interest margin, while minimizing exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for credit losses, review of goodwill for impairment and income taxes. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Allowance for credit losses

Arriving at an appropriate level of allowance for loan and lease losses and reserve for unfunded lending commitments, collectively referred to as the allowance for credit losses, necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans, leases and commitments into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any potential losses. The Company’s ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan and lease portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. A similar process is employed with respect to unfunded lending commitments.

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

Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $551,000 of goodwill.

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

Income taxes

Certain areas of accounting for income taxes require management’s judgment, including determining the expected realization of deferred tax assets. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of the net deferred tax assets could vary materially from the amounts previously recorded.

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or a deduction taken on our tax return but not yet recognized as an expense in our financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

Results of Operations

Net Interest Income

Net interest income for 2006 was $42.2 million, compared to $42.9 million for 2005 and $38.1 million for 2004. The net interest margin decreased in 2006 to 3.06%, compared to 3.35% in 2005. In 2004, the net interest margin was 3.44%. The decrease in net interest income of $673,000, or 1.6%, during 2006 was primarily attributable to compression in the net interest margin. Average earning assets increased $99.6 million, or 7.8%, and average interest-bearing liabilities increased $87.7 million, or 8.3%, during 2006, compared to 2005.

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

	Year ended December 31
	2006			2005			2004
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield	balance	paid	yield
	(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$9,931	$517	5.21%	$8,015	$201	2.51%	$12,286	$138	1.12%
Investment securities	144,460	6,245	4.32%	131,711	5,537	4.20%	102,827	4,452	4.33%
Mortgage-backed securities	227,973	10,542	4.62%	209,004	9,313	4.46%	132,946	5,709	4.29%
Stock in the FHLB	16,473	906	5.50%	14,842	647	4.36%	10,811	308	2.85%
Loans receivable:
Commercial loans and leases	473,851	34,381	7.26%	421,429	28,015	6.65%	369,263	23,092	6.25%
Residential mortgage loans	288,374	15,352	5.32%	307,659	15,670	5.09%	337,825	17,087	5.06%
Consumer and other loans	218,373	13,259	6.07%	187,185	10,137	5.42%	141,462	6,933	4.90%
Total earning assets	1,379,435	81,202	5.89%	1,279,845	69,520	5.43%	1,107,420	57,719	5.21%
Cash and due from banks	22,274			25,218			23,170
Allowance for loan and lease losses	(12,002)			(11,560)			(11,072)
Premises and equipment	14,840			13,765			12,709
Goodwill, net	11,290			11,067			10,766
Accrued interest receivable	5,840			5,174			4,584
Bank-owned life insurance	20,841			18,452			16,026
Prepaid expenses and other assets	9,441			5,549			4,851
Total assets	$1,451,959			$1,347,510			$1,168,454
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$71,188	356	0.50%	$94,296	590	0.63%	$123,064	1,172	0.95%
Money market accounts	8,757	161	1.84%	17,577	235	1.34%	16,315	213	1.31%
Savings accounts	349,675	7,929	2.27%	337,756	4,734	1.40%	325,019	3,899	1.20%
Certificate of deposit accounts	355,908	14,030	3.94%	304,572	8,962	2.94%	225,381	5,638	2.50%
Overnight and short-term borrowings	44,241	2,124	4.80%	23,019	652	2.83%	16,643	157	0.94%
Wholesale repurchase agreements	20,000	870	4.35%	9,417	276	2.93%	—	—	0.00%
FHLB borrowings	279,922	12,044	4.30%	255,350	9,898	3.88%	193,234	7,505	3.88%
Subordinated deferrable interest debentures	18,558	1,460	7.87%	18,558	1,272	6.85%	17,487	1,041	5.95%
Total interest-bearing liabilities	1,148,249	38,974	3.39%	1,060,545	26,619	2.51%	917,143	19,625	2.14%
Noninterest-bearing deposits	179,666			174,173			168,960
Other liabilities	17,170			16,870			7,647
Total liabilities	1,345,085			1,251,588			1,093,750
Shareholders’ equity	106,874			95,922			74,704
Total liabilities and shareholders’ equity	$1,451,959			$1,347,510			$1,168,454
Net interest income		$42,228			$42,901			$38,094
Net interest rate spread			2.50%			2.92%			3.07%
Net interest rate margin			3.06%			3.35%			3.44%

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

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase/ (decrease) due to			Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$258	$58	$316	$124	$(61)	$63
Investment securities	239	469	708	(132)	1,217	1,085
Mortgage-backed securities	418	811	1,229	223	3,381	3,604
Stock in the FHLB	182	77	259	199	140	339
Commercial loans and leases	2,204	4,162	6,366	1,519	3,404	4,923
Residential mortgage loans	693	(1,011)	(318)	118	(1,535)	(1,417)
Consumer and other loans	1,368	1,754	3,122	786	2,418	3,204
Total interest income	5,362	6,320	11,682	2,837	8,964	11,801
Interest expense:
NOW accounts	(105)	(129)	(234)	(346)	(236)	(582)
Money market accounts	69	(143)	(74)	5	17	22
Savings accounts	3,022	173	3,195	677	158	835
Certificate of deposit accounts	3,387	1,681	5,068	1,111	2,213	3,324
Overnight & short-term borrowings	632	840	1,472	416	79	495
FHLB and other borrowings	1,736	1,004	2,740	(81)	2,750	2,669
Capital trust and other subordinated securities	188	—	188	164	67	231
Total interest expense	8,929	3,426	12,355	1,946	5,048	6,994
Net interest income	$(3,567)	$2,894	$(673)	$891	$3,916	$4,807

Comparison of Years Ended December 31, 2006 and December 31, 2005

General

Net income for 2006 decreased $1.9 million, or 19.4%, from $9.6 million for 2005. Earnings per diluted common share (“EPS”) decreased also from $2.04 for 2005 to $1.57 for 2006. The 2006 earnings represented a return on average assets of 0.53% and a return on average equity of 7.22% for 2006, as compared to a return on average assets of 0.71% and a return on average equity of 9.98% for 2005.

Net income and EPS for 2006 were negatively impacted by approximately $558,000 or $0.11, net of taxes, due to the investment portfolio restructuring the Company undertook in the third quarter of 2006 in an effort to improve earnings in future periods. The effect of these security losses on shareholders’ equity was minimal as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company anticipates an increase of future pretax interest income of over $900,000 by the end of 2007.

To provide additional analysis regarding the Company’s operating results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts, which adjust for securities gains and losses over the past two years. Management believes this information is useful to the investor in comparing the Company’s operating results to the prior year.

	Year ended December 31,
	2006	2005
	(In thousands, except per share data)
Net income (GAAP)	$7,711	$9,569
Adjust for:
Securities losses (gains), net of tax	558	(118)
Pro forma net income	$8,269	$9,451
Diluted earnings per share (GAAP)	$1.57	$2.04
Effect of:
Securities losses (gains), net of tax	0.11	(0.03)
Pro forma diluted earnings per share	$1.68	$2.01

	Year Ended December 31, 2006
	Return on	Return on	Efficiency
	Average Assets	Average Equity	Ratio
GAAP ratios	0.53%	7.22%	75.62%
Effect of:
Security losses (gains), net of tax	0.04%	0.52%	-1.25%
Pro forma ratios	0.57%	7.74%	74.37%

	Year Ended December 31, 2005
	Return on	Return on	Efficiency
	Average Assets	Average Equity	Ratio
GAAP ratios	0.71%	9.98%	69.66%
Effect of:
Security losses (gains), net of tax	-0.01%	-0.12%	0.24%
Pro forma ratios	0.70%	9.86%	69.90%

On a pro forma basis, operating results for 2006 were down as compared to 2005. Margin compression led to a decline in net interest income of $673,000, despite an increase in total average earning assets of approximately $100 million. The increases in noninterest income of $754,000, led primarily by increases in deposit service charges and commissions on originations of loans and leases, were offset by increased noninterest expenses. In addition to the aforementioned additions to the senior management team, the noninterest expenses for 2006 include the full year operating costs of Macrolease, the private banking group and the two newest branches, all of which began midway through 2005.

Net Interest Income

For 2006, net interest income was $42.2 million, compared to $42.9 million for 2005. The net interest margin for 2006 was 3.06% compared to a net interest margin of 3.35% for 2005. The decrease in net interest income of $673,000, or 1.6%, was attributable to margin pressures as the average earning assets increased $99.6 million, or 7.8%, and average interest-bearing liabilities increased $87.7 million, or 8.3%, over the preceding year. The decrease of 29 basis points in the net interest margin was due to the compression of the yield curve, competitive asset pricing, increases in CD balances and heightened competition for savings and other core deposits in the Company’s market area.

Interest Income—Investments

Total investment income (consisting of interest on overnight investments, investment securities and MBSs, and dividends on FHLB stock) was $18.2 million for 2006, compared to $15.7 million for 2005. This increase in total investment income of $2.5 million, or 16.0%, was attributable to a 25 basis point increase in the overall yield on investments, from 4.32% in 2005 to 4.57% in 2006, along with an increase in the average balance of investments of approximately $35 million.

Interest Income—Loans and Leases

Interest from loans was $63.0 million for 2006, and represented a yield on total loans of 6.42%. This compares to $53.8 million of interest, and a yield of 5.87%, for 2005. Increased interest income resulting from growth in the average balance of loans of $64.3 million, or 7.0%, was augmented by an increase in the yield on loans of 55 basis points.

The average balance of the various components of the loan portfolio changed as follows: commercial loans and leases increased $52.4 million, or 12.4%; consumer and other loans increased $31.2 million, or 16.7%; and residential mortgage loans decreased $19.3 million, or 6.3%. The yield on the various components of the loan portfolio changed as follows: commercial loans and leases increased 61 basis points, to 7.26%; consumer and other loans increased 66 basis points, to 6.07%; and residential mortgage loans increased 23 basis points, to 5.32%. The yields on loans and leases benefited primarily from the interest rate increases in 2006.

Interest Expense—Deposits and Borrowings

Interest paid on deposits and borrowings increased by $12.4 million, or 46.4%, due to both market area competition as well as rises in short-term market interest rates during 2006. The overall average cost for interest-bearing liabilities increased 88 basis points from 2.51% for 2005, to 3.39% for 2006. The average balance of total interest-bearing liabilities increased $87.7 million, or 8.3%, from $1.06 billion in 2005, to $1.15 billion in 2006. The growth in deposit average balances was centered primarily in CD accounts (up $51.4 million, or 16.9%) and savings accounts (up $11.9 million, or 3.5%). These increases were partially offset by a decrease in NOW accounts (down $23.1 million, or 24.5%) and money market accounts (down $8.8 million, or 50.2%).

In addition, the average balance of borrowings increased as compared to the prior year, as the Bank utilized short-term borrowings (up $21.2 million, or 92.2%), FHLB funding (up $24.6 million, or 9.6%) and wholesale repurchase agreements (up $10.6 million, or 112.4%) to fund a portion of the new asset growth. The balance of wholesale repos has remained constant at $20 million since midway through the fourth quarter of 2005. Overall, the cost of nondeposit borrowings increased 60 basis points in 2006 to 4.55%, compared to 3.95% in the prior year.

The rise in liability costs can be attributed to a number of factors. With the rises in interest rates during 2006, customer demand for higher-yielding deposit products has strengthened. Additionally, competition for deposits has become intense and extensive bank advertising has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and normally lower-costing deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered not only the typically higher-costing CDs, but also higher-yielding savings and NOW accounts.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.2 million for 2006, compared to $1.4 million for 2005. The allowance, expressed as a percentage of total loans and leases, was 1.23% as of December 31, 2006, compared to 1.23% at the prior year-end and stood at 876.0% of nonperforming loans and leases at December 31, 2006, compared to 2810.8% of nonperforming loans and leases at December 31, 2005. Net charge-offs for 2006 were $490,000, compared to $1.2 million for 2005.

In 2006, the Company reclassified the reserve for unfunded lending commitments (December 31, 2005 year-end balance of $503,000) from the allowance for loan and lease losses to other liabilities. The Company has reclassified prior period amounts accordingly, as illustrated within the activity analysis table on page 47. These reclassifications resulted in adjustments to the prior period ending and average balances of the allowance for loan and lease losses and other liabilities, the allocation of the allowance for loan and lease losses, as well as previously reported expense amounts for the provision for loan and lease losses and other expenses and related asset quality ratios. Also see discussion under “Allowance for Credit Losses”.

Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Credit Losses”.

Noninterest Income

Total noninterest income decreased by $286,000, or 3.1%, from $9.3 million for 2005, to $9.0 million for 2006. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2006	2005
	(In thousands)
Service charges on deposit accounts	$5,055	$4,561
Commissions on nondeposit investment products	872	849
Income from bank-owned life insurance	785	691
Loan related fees	694	1,024
Commissions on loans originated for others	159	184
(Loss)/gain on available for sale securities	(859)	181
Other income	2,282	1,784
Total noninterest income	$8,988	$9,274

In September 2006, the Company restructured a portion of its investment portfolio to improve earnings in future periods by capitalizing on a temporary increase in security valuations due to movements in the yield curve. The Company sold $62 million of its available for sale securities and reinvested the sales proceeds into higher-yielding securities. This investment portfolio restructuring resulted in losses of $859,000; however, the effect of these security losses on shareholders’ equity was minimal as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company anticipates an increase of future investment income of over $900,000 by the end of 2007.

Excluding securities gains and losses, noninterest income increased $754,000, or 8.3%. Deposit account service charges continue to represent the largest source of noninterest income for the Company and produced the highest growth within the category with an increase of $494,000, or 10.8%, to $5.1 million for 2006, compared to $4.6 million in the prior year. Income from bank-owned life insurance

(“BOLI”) increased $94,000, or 13.6% from the prior year as a result of additional purchases of insurance throughout the year. The Company also conducted a tax-free exchange of a portion of its BOLI to other life insurance carriers in the fourth quarter of 2006, which should increase income from BOLI in future years. In addition, the Company experienced a moderate increase in commissions on nondeposit investment products of $23,000, or 2.7%. Other income increased by $498,000, or 27.9%, with increases in customer related sweep activity and commissions from leases originated for third parties. These increases in noninterest income were partially offset by a decline in commissions on loans originated for others of $25,000, or 13.6% and a decrease in loan related fees of $330,000, or 32.2%. Loan related fees in 2005 were higher primarily as a result of increased prepayment activity in 2005.

Noninterest Expense

Noninterest expenses for 2006 increased a total of $2.4 million, or 6.6%, to $38.7 million. The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2006	2005
	(In thousands)
Salaries and employee benefits	$20,636	$19,476
Occupancy and equipment	4,971	4,695
Data processing	2,880	2,759
Professional services	2,186	2,017
Marketing	1,880	1,584
Loan servicing	917	968
Loan workout and other real estate owned	188	217
Other expenses	5,069	4,627
Total noninterest expense	$38,727	$36,343

Overall, noninterest expenses reflected the continued growth of the Company resulting in higher operating costs. Such growth includes the Bank opening two new branches in Lincoln and East Greenwich, Rhode Island and the addition of Macrolease and One Trust & Private Banking (all occurring during the second quarter of 2005). Also, additions were made to the Company’s business ranks over the past year. The increases in costs were centered in the following areas: salaries and benefits (up $1.2 million, or 6.0%) and occupancy and equipment costs (up $276,000, or 5.9%).

Marketing costs were up by $296,000, or 18.7%, reflective of increased advertising spending and sponsorship of customer events. Additionally, professional services costs increased $169,000, or 8.4%, partially as a result of increased investor relations costs. Also, data processing costs increased $121,000, or 4.4%. Other expenses increased by $442,000, or 9.6%, as compared to 2005, with increases in costs of customer related sweep activity, which were in line with the related increase in noninterest income.

Other expenses for 2006 also includes $89,000 related to director stock options, the fair value of which was required to be expensed in connection with the adoption of SFAS 123-R, “Share-Based Payment”. In 2005, the Company was not required to recognize expenses for the estimated fair value of stock options as the Company accounted for stock options under SFAS 123, “Accounting for Stock-Based Compensation”. Under SFAS 123, the Company utilized the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and did not recognize expenses for the granting of stock options. Including stock option costs for employee grants, stock option expenses for 2006 were $186,000 compared to $49,000 for 2005. The costs recorded in 2005 related exclusively to the December 2005 acceleration of vesting of then-outstanding stock options.

Additionally, in December 2006, the Company recorded insurance recovery proceeds of $803,000 relating to a loss the Company incurred in the first quarter of 2006 of $868,000. These amounts are recorded net within other expenses in the preceding table and on the Consolidated Statement of Operations for the year ended December 31, 2006.

Overall, the Company’s efficiency ratio increased to 75.62% for 2006, from 69.66% for 2005; however, after adjusting for securities gains and losses, the pro forma efficiency ratios were 74.37% and 69.90%, respectively.

Income Tax Expense

The Company recorded income tax expense of $3.6 million for 2006, compared to $4.8 million for 2005. This represented total effective tax rates of 31.7% and 33.6%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

Interest Expense—Deposits and Borrowings

Interest paid on deposits and borrowings increased by $6.9 million, or 35.6%, as short-term market interest rates increased during the past year. The overall average cost for interest-bearing liabilities increased 37 basis points from 2.14% for 2004, to 2.51% for 2005. The average balance of total interest-bearing liabilities increased $143.4 million, or 15.6%, from $917.1 million in 2004, to $1.06 billion in 2005. The growth in deposit average balances was centered primarily in CD accounts (up $79.2 million, or 35.1%) and savings accounts (up $12.7 million, or 3.9%). These increases were somewhat offset by a decrease in NOW accounts (down $28.8 million, or 23.4%). Money market accounts remained consistent with prior year average balances, increasing $1.3 million, or 7.7%.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.4 million for 2005, compared to $836,000 for 2004. The allowance, expressed as a percentage of total loans and leases, was 1.23% as of December 31, 2005, compared to 1.29% at the prior year-end and stood at 2810.8% of nonperforming loans and leases at December 31, 2005, compared to 1562.63% of nonperforming loans and leases at December 31, 2004. Net charge-offs for 2005 were $1.2 million, compared to $72,000 for 2004. The increase in net charge-offs occurred largely during the second quarter and was attributable to one asset-based credit. To resolve the credit, the Bank sold the loan to a third party at a discount, resulting in a $1.2 million charge-off.

During 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities. The Company has reclassified prior period amounts accordingly as previously discussed on page 33 and as illustrated within the activity analysis table on page 47.

Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Credit Losses”.

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

The following table sets forth the components of noninterest income:

	Year ended December 31,
	2005	2004
	(In thousands)
Service charges on deposit accounts	$4,561	$4,514
Loan related fees	1,024	541
Commissions on nondeposit investment products	849	973
Income from bank-owned life insurance	691	641
Commissions on loans originated for others	184	71
Gain on sale of available for sale securities	181	90
Gain on sale of premises and equipment	—	535
Other income	1,784	1,216
Total noninterest income	$9,274	$8,581

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

The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2005	2004
	(In thousands)
Salaries and employee benefits	$19,476	$17,072
Occupancy and equipment	4,695	4,260
Data processing	2,759	2,832
Professional services	2,017	1,965
Marketing	1,584	1,429
Loan servicing	968	1,092
Loan workout and other real estate owned	217	110
Other expenses	4,627	4,169
Total noninterest expense	$36,343	$32,929

Income Tax Expense

The Company recorded income tax expense of $4.8 million for 2005, compared to $4.3 million for 2004. This represented total effective tax rates of 33.6% and 33.3%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

Financial Condition

Loans and Leases Receivable

Total loans and leases were $1.0 billion, or 67.9% of total assets, at December 31, 2006, compared to $950.8 million, or 65.9% of total assets, at December 31, 2005, an increase of $53.5 million, or 5.6%. This increase is centered in commercial and consumer loans (where the Company concentrates its origination efforts) and was partially offset by a decrease in residential mortgage loans (which the Company primarily purchases). Total loans and leases as of December 31, 2006 are segmented in three broad categories: commercial loans and leases that aggregate $519.8 million, or 51.8% of the portfolio; residential mortgages that aggregate $263.9 million, or 26.2% of the portfolio; and consumer and other loans that aggregate $220.6 million, or 22.0% of the portfolio.

The Company utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less.

The following is a summary of loans and leases receivable:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Commercial loans and leases:
Commercial real estate— owner occupied	$140,812	$112,987	$93,027	$77,317	$59,249
Commercial real estate— nonowner occupied	102,390	95,779	90,716	78,083	81,242
Commercial & industrial	106,017	73,620	78,918	67,925	57,389
Small business	41,785	38,641	37,820	30,429	28,750
Multi-family	34,294	33,725	32,415	28,730	18,952
Construction	37,237	37,772	32,319	30,632	18,101
Leases and other	62,979	48,745	38,116	19,548	17,613
Subtotal	525,514	441,269	403,331	332,664	281,296
Unearned lease income	(6,651)	(3,366)	(226)	—	—
Net deferred loan origination costs (fees)	927	406	(335)	(398)	(329)
Total commercial loans and leases	519,790	438,309	402,770	332,266	280,967
Residential mortgage loans:
One- to four-family adjustable rate	165,140	202,223	199,031	232,543	277,265
One- to four-family fixed rate	96,880	101,598	115,350	131,743	19,310
Subtotal	262,020	303,821	314,381	364,286	296,575
Premium on loans acquired	1,979	2,257	1,826	2,026	1,248
Net deferred loan origination fees	(54)	(62)	(72)	(82)	(60)
Total residential mortgage loans	263,945	306,016	316,135	366,230	297,763
Consumer and other loans:
Home equity—term loans	152,484	134,932	110,542	68,523	47,906
Home equity—lines of credit	64,208	67,959	53,551	42,067	37,381
Automobile	178	157	488	1,455	3,409
Installment	506	365	491	662	967
Savings secured	587	358	439	631	602
Unsecured and other	1,088	1,271	801	1,787	1,063
Subtotal	219,051	205,042	166,312	115,125	91,328
Premium on loans acquired	—	2	15	44	103
Net deferred loan origination costs	1,506	1,437	1,069	617	497
Total consumer and other loans	220,557	206,481	167,396	115,786	91,928
Total loans and leases receivable	$1,004,292	$950,806	$886,301	$814,282	$670,658

Commercial loans and leases—During 2006, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $81.5 million, or 18.6%. The primary drivers of this growth occurred in the commercial real estate, commercial & industrial and equipment leasing areas.

The Bank is also active in small business lending in which it utilizes credit scoring, in conjunction with traditional review standards, and employs streamlined documentation. Small business loans represented 8.0% of the commercial loan and lease portfolio at December 31, 2006. The Bank is a participant in the U.S Small Business Administration (“SBA”) Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank’s various lending groups.

With the addition of Macrolease, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a new source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The principal lessees were the U.S. Government and its agencies for the vast majority of leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At December 31, 2006, leases totaled $56.3 million, or 10.8% of the commercial loan and lease portfolio, with $32.4 million of Macrolease-generated leases and $23.9 million of government leases.

The Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $10.0 million or less in total loan commitments). Unlike most community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

Additionally, in the latter part of 2006, the Bank reorganized its business lending function. The business lending group now concentrates its efforts on relationships in excess of $1 million. Business lending relationships of up to $1 million now can be originated by the Bank’s business development group, which formerly concentrated solely on small business loans. Underwriting, processing and monitoring of the bulk of business credit relationships of under $1 million has been moved to the newly created LSU. Management believes this reorganization will enable the Bank to expand its ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and improved monitoring of these credits.

Residential mortgage loans—Residential mortgage loans decreased $42.1 million, or 13.8%, as repayments ($48.8 million) exceeded the total of purchases ($5.6 million) and originations ($1.5 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

Consumer loans—During 2006, consumer loan outstandings increased $14.1 million, or 6.8%, to $220.6 million at December 31, 2006, from $206.5 million at December 31, 2005. This growth primarily occurred in the first half of the year, with the decline in growth corresponding to the moderate softening of local market area housing prices in the second half of the year. However, the Company believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, still possess attractive cash flow characteristics in the current interest rate environment. Over time, the Company anticipates growth in these products will continue.

The table below shows loan and lease originations, purchases, sales and repayment activities. Included within residential mortgage loan repayments is amortization of premium on purchased residential mortgages.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Originations and principal additions:
Loans and leases purchased:
Commercial loans and leases	$11,454	$9,243	$3,257	$—	$—
Residential mortgage loans	5,644	56,512	55,273	249,656	166,935
Total loans and leases purchased	17,098	65,755	58,530	249,656	166,935
Loans and leases originated:
Commercial loans and leases	146,802	99,490	109,560	106,335	84,132
Residential mortgage loans	1,450	5,009	9,635	28,371	9,345
Consumer and other loans	64,715	82,426	90,655	65,831	51,951
Total loans and leases originated	212,967	186,925	209,850	200,537	145,428
Principal reductions:
Net charge-offs/transfers to OREO:
Commercial loans and leases	(453)	(1,205)	(98)	(565)	(400)
Residential mortgage loans	—	—	—	—	(58)
Consumer and other loans	(37)	(7)	(51)	(64)	(93)
Total net charge-offs/transfers to OREO	(490)	(1,212)	(149)	(629)	(551)
Principal payments:
Commercial loans and leases	(78,024)	(72,736)	(42,052)	(54,402)	(41,971)
Residential mortgage loans	(48,763)	(71,249)	(114,813)	(210,316)	(188,542)
Consumer and other loans	(50,205)	(42,978)	(39,417)	(41,970)	(21,304)
Total principal payments	(176,992)	(186,963)	(196,282)	(306,688)	(251,817)
Change in total loans and leases receivable (before net items)	$52,583	$64,505	$71,949	$142,876	$59,995

The following table sets forth certain information at December 31, 2006, regarding the aggregate dollar amount of certain loans maturing in the loan portfolio based on scheduled payments to maturity. Actual loan principal payments may vary from this schedule due to refinancings, modifications and other changes in loan terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		After one,
	One year	but within	After
	or less	five years	five years
	(In thousands)
Construction/permanent loans	$11,005	$17,896	$8,336
Commercial & industrial loans (including leases)	42,069	81,383	39,207
Home equity lines of credit	28	49	64,131
Interest-only residential first mortgages	—	—	25,769
Small business loans	17,445	14,478	9,862
Total	$70,547	$113,806	$147,305

The following table sets forth as of December 31, 2006, the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
		Floating or
		adjustable
	Fixed rates	rates
	(In thousands)
Construction/permanent loans	$6,102	$20,130
Commercial & industrial loans (including leases)	81,584	39,006
Home equity lines of credit	—	64,180
Interest-only residential first mortgages	4,841	20,928
Small business loans	10,773	13,567
Total	$103,300	$157,811

Asset Quality

The definition of nonperforming assets includes nonperforming loans and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more but still accruing and impaired loans. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered impaired loans. There were no impaired loans included in nonaccrual loans at December 31, 2006, compared to $141,000 and $671,000 of impaired loans at December 31, 2005 and 2004, respectively.

Nonperforming Assets—At December 31, 2006, the Company had nonperforming assets of $1.4 million, or 0.10%, of total assets. This compares to nonperforming assets of $415,000 or 0.03% of total assets, at December 31, 2005, and nonperforming assets of $733,000, or 0.06% of total assets, at December 31, 2004. Nonperforming assets at December 31, 2006, consisted of residential loans aggregating $1.3 million and commercial loans aggregating $80,000. Nonperforming assets at December 31, 2005 and 2004 were primarily comprised of nonaccrual commercial loans and nonaccrual residential loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2006 level of nonperforming assets is low relative to the size of the Company’s loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$1,407	$415	$733	$2,462	$736
Loans past due 90 days or more, but still accruing	6	—	—	—	—
Impaired loans (not included in nonaccrual loans)	—	—	—	—	—
Total nonperforming loans	1,413	415	733	2,462	736
Other nonperforming assets	—	—	—	—	58
Total nonperforming assets	$1,413	$415	$733	$2,462	$794
Nonperforming loans as a percent of total loans and leases	0.14%	0.04%	0.08%	0.30%	0.11%
Nonperforming assets as a percent of total assets	0.10%	0.03%	0.06%	0.23%	0.08%

Nonaccrual Loans—Accrual of interest income on all loans is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Residential mortgage loans are removed from nonaccrual when they become less than 90 days past due, and in the case of commercial and consumer loans, when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2006, nonaccrual loans totaled $1.4 million. Interest on nonaccrual loans that would have been recorded as additional income for the year ended December 31, 2006, had the loans been current in accordance with their original terms, totaled $50,000. This compares with $23,000 and $29,000 of foregone interest income on nonaccrual loans for the years ended December 31, 2005 and 2004, respectively.

The following table sets forth certain information regarding nonaccrual loans.

	2006		2005		2004
		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total
	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans	$1,327	0.13%	$119	0.01%	$24	0.00%
Commercial loans and leases	80	0.01%	235	0.02%	709	0.08%
Consumer and other loans	—	0.00%	61	0.01%	—	0.00%
Total nonaccrual loans	$1,407	0.14%	$415	0.04%	$733	0.08%

Delinquencies—At December 31, 2006, $5.9 million of loans were 30 to 89 days past due. This compares to $5.3 million and $4.9 million of loans 30 to 89 days past due as of December 31, 2005 and 2004, respectively. The majority of these loans at December 31, 2006, 2005 and 2004 were commercial loans and leases.

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

The following table sets forth information as to loans delinquent for 30 to 89 days.

	2006		2005		2004
		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total
	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Loans delinquent for 30 to 59 days:
Commercial loans and leases	$4,671	0.47%	$4,509	0.48%	$3,370	0.38%
Residential mortgage loans	486	0.05%	399	0.04%	951	0.11%
Consumer and other loans	243	0.02%	139	0.01%	549	0.06%
Total loans delinquent 30 to 59 days	5,400	0.54%	5,047	0.53%	4,870	0.55%
Loans delinquent for 60 to 89 days:
Commercial loans	476	0.05%	—	—	—	—
Residential mortgage loans	—	—	300	0.03%	—	—
Consumer and other loans	—	—	—	—	—	—
Total loans delinquent 60 to 89 days	476	0.05%	300	0.03%	—	—
Total loans delinquent 30 to 89 days	$5,876	0.59%	$5,347	0.56%	$4,870	0.55%

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

At December 31, 2006, the Company had $8.2 million of assets that were classified as substandard. This compares to $6.8 million and $5.8 million of assets that were classified as substandard at December 31, 2005 and 2004, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2006, included in the $8.2 million of assets that were classified as substandard, were $6.8 million of performing loans. This compares to $6.4 million and $5.1 million of adversely classified performing assets at December 31, 2005 and 2004, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the December 31, 2006 level of adversely classified assets is low relative to the size and composition of the Company’s loan portfolio. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.

Allowance for Credit Losses

The allowance for loan and lease losses and reserve for unfunded lending commitments, collectively referred to as the allowance for credit losses, have been established for credit losses inherent in the loan and lease portfolio and inherent in the unfunded lending commitments through a charge to earnings. The allowance for credit losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio, as well as the unfunded lending commitments.

Loans deemed uncollectible are charged against the allowance for loan and lease losses, while recoveries of amounts previously charged-off are added to the allowance for loan and lease losses. Amounts are charged-off once the probability of loss has been established, with consideration given to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions.

When an insured institution classifies problem loans as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. Additionally, general allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, and have not been allocated to particular problem loans.

In addition to the allowance for loan and lease losses, management also estimates probable losses related to unfunded lending commitments. In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and losses to other liabilities for all periods presented. Additions to the reserve for unfunded lending commitments are made by charges to other expenses.

The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial loans and leases	$7,944	51.8%	$7,002	46.1%	$6,251	45.4%	$4,529	40.8%	$5,051	41.9%
Residential mortgage loans	1,440	26.2%	1,653	32.2%	1,644	35.7%	1,922	45.0%	1,757	44.4%
Consumer and other loans	2,086	22.0%	1,894	21.7%	1,545	18.9%	1,092	14.2%	905	13.7%
Unallocated	907	NA	1,116	NA	2,014	NA	3,147	NA	2,071	NA
Total	$12,377	100.0%	$11,665	100.0%	$11,454	100.0%	$10,690	100.0%	$9,784	100.0%

Assessing the appropriateness of the allowance for loan and leases losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Management employs a similar process with respect to unfunded lending commitments.

A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $907,000 at December 31, 2006, compared to $1.1 million at December 31, 2005.

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

The factors supporting the allowance for loan and lease losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan and lease losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s primary concern is the appropriateness of the total allowance for loan and lease losses and reserve for unfunded lending commitments. Based on the evaluation described above, management believes that the year-end allowance for loan and lease losses and reserve for unfunded lending commitments are appropriate.

During 2006, 2005 and 2004, the Bank made additions to the allowance for loan and lease losses of $1.2 million, $1.4 million and $836,000 and experienced net charge-offs of $490,000, $1.2 million and $72,000, respectively. At December 31, 2006, the allowance for loan and leases losses stood at $12.4 million and represented 875.9% of nonperforming loans and 1.23% of total loans outstanding. This compares to an allowance for loan and lease losses of $11.7 million, representing 2810.8% of nonperforming loans and 1.23% of total loans outstanding at December 31, 2005.

During 2006, the Bank made additions to reserve for unfunded lending commitments by $64,000, bringing the balance to $567,000 at December 31, 2006. This compares to the December 31, 2005 balance in the reserve for unfunded lending commitments of $503,000.

An analysis of the activity in the allowance for credit losses is as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of year	$11,665	$11,454	$10,690	$9,784	$8,279
Loans charged-off:
Commercial loans and leases	(472)	(1,266)	(98)	(565)	(400)
Residential mortgage loans	—	—	—	(17)	—
Consumer and other loans	(47)	(8)	(52)	(64)	(93)
Total loans charged-off	(519)	(1,274)	(150)	(646)	(493)
Recoveries of loans previously charged-off:
Commercial loans and leases	19	61	70	4	110
Residential mortgage loans	—	—	—	—	40
Consumer and other loans	10	1	8	24	40
Total recoveries of loans previously charged-off	29	62	78	28	190
Net (charge-offs) recoveries	(490)	(1,212)	(72)	(618)	(303)
Provision for loan losses charged against income	1,202	1,423	836	1,524	1,808
Balance at end of year	12,377	11,665	11,454	10,690	9,784
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of year	503	452	388	312	245
(Credit) provision for unfunded lending commitments	64	51	64	76	67
Balance at end of year	567	503	452	388	312
Allowance for Credit Losses
Balance at end of year	$12,944	$12,168	$11,906	$11,078	$10,096

(1)          In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

Investments

Total investments (consisting of overnight investments, investment securities, MBSs, and FHLB stock) totaled $397.7 million, or 26.9% of total assets, at December 31, 2006. This compares to total investments of $412.2 million, or 28.6% of total assets, as of December 31, 2005. The decrease of $14.5 million, or 3.5%, was centered in the decline of investment securities of $47.5 million, but partially offset by an increase in overnight investments of $26.9 million. All investment securities and MBSs at December 31, 2006 and 2005 were classified as securities available for sale. At December 31, 2006, the investment portfolio carried a total net unrealized loss of $4.6 million, compared to $5.0 million of net unrealized loss at December 31, 2005, with the primary driver of the change in unrealized gain/loss being the impact of changes in interest rates.

The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. Excluding the investment portfolio restructuring in September 2006 as referenced on page 33, the Company made minimal purchases of investment securities and MBSs as the Company’s continued strategy is to target growth of internally generated, higher-yielding assets, such as commercial and consumer loans.

A summary of investment and mortgage-backed securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2006:
U.S. Agency obligations	$85,992	$1	$(704)	$85,289
Corporate debt securities	12,122	7	(105)	12,024
Trust preferred securities	6,152	49	(89)	6,112
U.S. Agency mortgage-backed securities	157,323	114	(2,271)	155,166
Collateralized mortgage obligations	86,935	18	(1,657)	85,296
Total	$348,524	$189	$(4,826)	$343,887
At December 31, 2005:
U.S. Agency obligations	$125,915	$—	$(1,921)	$123,994
Corporate debt securities	21,214	57	(608)	20,663
Trust preferred securities	6,199	108	(5)	6,302
U.S. Agency mortgage-backed securities	174,542	404	(1,486)	173,460
Collateralized mortgage obligations	62,907	—	(1,509)	61,398
Total	$390,777	$569	$(5,529)	$385,817
At December 31, 2004:
U.S. Agency obligations	$74,330	$219	$(358)	$74,191
Corporate debt securities	25,388	528	(43)	25,873
Trust preferred securities	4,235	301	—	4,536
U.S. Agency mortgage-backed securities	97,210	1,082	(333)	97,959
Collateralized mortgage obligations	62,371	52	(436)	61,987
Total	$263,534	$2,182	$(1,170)	$264,546

The following table sets forth the contractual maturities of investment and mortgage-backed securities available for sale and the weighted average yields of such securities:

			After one, but		After five, but
	Within one year		within five years		within ten years		After ten years
		Weighted		Weighted		Weighted		Weighted
	Fair	average	Fair	average	Fair	average	Fair	average
	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
At December 31, 2006:
U.S. Agency obligations	$9,959	2.90%	$75,330	4.78%	$—	0.00%	$—	0.00%
Corporate debt securities	6,034	5.33%	5,990	4.93%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,112	7.63%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	15,136	4.55%	140,030	4.82%
Collateralized mortgage obligations	—	0.00%	—	0.00%	2,604	4.06%	82,692	5.01%
Total	$15,993	3.81%	$81,320	4.79%	$17,740	4.48%	$228,834	4.96%
At December 31, 2005:
U.S. Agency obligations	$14,815	2.81%	$109,179	4.11%	$—	0.00%	$—	0.00%
Corporate debt securities	5,045	4.94%	15,618	4.86%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,302	7.34%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	18,613	4.55%	154,847	4.62%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,398	4.52%
Total	$19,860	3.35%	$124,797	4.21%	$18,613	4.55%	$222,547	4.67%
At December 31, 2004:
U.S. Agency obligations	$—	0.00%	$74,190	3.66%	$—	0.00%	$—	0.00%
Corporate debt securities	4,073	5.68%	21,801	4.88%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	4,536	8.40%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	97,959	4.46%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,987	4.41%
Total	$4,073	5.68%	$95,991	3.94%	$—	0.00%	$164,482	4.54%

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2006, 2005 and 2004, the Bank purchased $3.5 million, $0 and $2.0 million of BOLI, respectively. The Bank also conducted a tax-free exchange of a portion of its BOLI to other life insurance carriers in the fourth quarter of 2006, which should increase income from BOLI in future years. The cash surrender value of these life insurance policies was $23.1 million and $18.8 million at December 31, 2006 and 2005, respectively. The Bank recorded income from the BOLI policies of $785,000 in 2006, $691,000 in 2005 and $641,000 in 2004.

Deposits and Borrowings

The Bank continues to concentrate its time and efforts towards its deposit-gathering network. The Bank’s total deposits increased on a net basis by $35.5 million, or 3.6%, during 2006, crossing the $1.0 billion mark at December 31, 2006, from $981.0 million at December 31, 2005. This increase in total deposits is summarized as follows: demand deposit accounts were up $15.2 million, or 8.2%, savings accounts were up $15.6 million, or 4.6%, and CDs were up $28.7 million, or 8.1%. Meanwhile, NOW and money market accounts were down $18.9 million, or 21.1%, and $5.1 million, or 42.3%, respectively. Included within CD balances at December 31, 2006, were $30.0 million of brokered CDs, while the Bank did not have any brokered CDs at December 31, 2005. The Bank utilizes brokered CDs if their rates are attractive compared to wholesale funding.

In 2006, the Bank was able to achieve high single-digit percentage increases in its largest core deposit accounts (demand deposit accounts and savings accounts). However, in addition to the normally higher-yielding term deposit products, the Bank offered higher-yielding savings accounts during 2006 in an effort to attract and retain deposits. The consumer demand for higher-yielding products has gradually increased the cost of funds and changed the balance sheet mix. Core deposit accounts as percentage of total deposits decreased to 62.4% at December 31, 2006 from 64.0% at December 31, 2005.

By comparison, total deposits increased $100.3 million, or 11.4%, during 2005 and can be summarized as follows:  demand deposit accounts increased $17.4 million, or 10.4%, NOW and money market accounts decreased $18.6 million, or 17.2%, savings accounts increased $1.3 million, or 0.4%, and CDs increased $104.5 million, or 42.1%, during 2005.

The following table sets forth certain information regarding deposits:

	December 31,
	2006			2005			2004
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
	(Dollars in thousands)
NOW accounts	$70,736	7.0%	0.67%	$89,594	9.1%	0.54%	$108,159	12.3%	0.76%
Money market accounts	6,991	0.7%	2.69%	12,122	1.2%	1.31%	16,489	1.9%	1.22%
Savings accounts	356,707	35.1%	2.81%	341,115	34.8%	1.66%	339,836	38.6%	1.25%
Certificate of deposit accounts	381,707	37.5%	4.45%	353,049	36.0%	3.34%	248,508	28.2%	2.55%
Total interest bearing deposits	816,141	80.3%	3.40%	795,880	81.1%	2.28%	712,992	81.0%	1.63%
Noninterest bearing accounts	200,282	19.7%	0.00%	185,089	18.9%	0.00%	167,682	19.0%	0.00%
Total deposits	$1,016,423	100.0%	3.00%	$980,969	100.0%	1.85%	$880,674	100.0%	1.32%

At December 31, 2006, CDs with balances greater than $100,000 aggregated $144.3 million, compared to $98.0 million and $52.4 million at December 31, 2005 and 2004, respectively.

Total borrowings, excluding subordinated deferrable interest debentures, decreased $7.7 million, or 2.4%, during 2006, to $318.5 million, from $326.2 million at December 31, 2005. The Company had $252.8 million of borrowings outstanding at the end of 2004. Over the past year, the Bank’s customers have increased their utilization of the Bank’s cash management product suite. The increase in short-term borrowings has enabled the Bank to reduce marginally the amount of FHLB borrowings. Through the Bank’s membership in the FHLB, the Company has access to a number of different funding structures. Wholesale repurchase agreements remained constant with the December 31, 2005 level of $20.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings.

On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, and will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk.

Subordinated Deferrable Interest Debentures

The Company has issued $18.6 million of subordinated deferrable interest debentures to its four statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. The regulatory capital generated from issuing the trust preferred securities helped support the Company’s continued asset growth.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2006, overnight investments, investment securities and mortgage-backed securities available for sale amounted to $381.2 million, or 25.8% of total assets. This compares to $396.2 million, or 27.5% of total assets, at December 31, 2005. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company’s liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Commitments and Contingent Liabilities

The following table sets forth the contractual obligations of the Company:

	Payments due or commitment expiring—by period
		Less than	One to	Four to	After
	Total	one year	three years	five years	five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$242,198	$34,593	$68,389	$59,000	$80,216
Subordinated deferrable interest debentures	18,558	—	—	—	18,558
Lease obligations	11,049	1,283	1,984	1,024	6,758
Other:
Treasury, Tax and Loan payments	1,915	1,915	—	—	—
Retail repurchase agreements	54,426	54,426	—	—	—
Wholesale repurchase agreements	20,000	—	—	—	20,000
Total contractual cash obligations	$348,146	$92,217	$70,373	$60,024	$125,532
Other commitments:
Commitments to originate or purchase loans	$35,250	$35,250	$—	$—	$—
Unused lines of credit and other commitments	205,673	94,074	19,860	687	91,052
Letters of credit	3,353	2,744	609	—	—
Supplemental retirement benefits	2,231	—	—	—	2,231
Total other commitments	$246,507	$132,068	$20,469	$687	$93,283

In connection with the Macrolease acquisition, the Company has an obligation to issue up to 18,082 shares of its common stock over the next two years contingent upon Macrolease reaching specified performance criteria.

Capital Resources

Total shareholders’ equity of the Company at December 31, 2006 was $112.1 million, as compared to $104.8 million at December 31, 2005. This difference of $7.3 million was primarily attributable to net income of $7.7 million, net unrealized gains and losses on securities increasing $210,000, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $2.1 million, and dividends paid of $2.9 million.

All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2006, the Bank’s Tier I leverage ratio stood at 7.18%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well capitalized”. According to these standards, the Bank had a Tier I risk-weighted capital ratio of 10.32% and a Total risk-weighted capital ratio of 11.54% at December 31, 2006. Additionally, at December 31, 2006, the Company had approximately $17 million of additional capital (held at the parent company), which is available to support the Bank’s future growth.

The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2006, the

Company’s Tier I leverage ratio was 8.37%, its Tier I Risk-based capital ratio was 12.05% and its Total Risk-based capital ratio was 13.27%.

As of December 31, 2006, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC.

The Company has issued a total of $18.0 million of trust preferred securities and utilized their proceeds as Tier I capital to help support the Company’s growth. If trust preferred securities are not available as a source of future Tier I capital, in addition to the available capital referenced above, the Company may use other forms of additional capital (e.g., common or preferred equity) to support its growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment”, which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123-R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, “Accounting for Stock Issued to Employees”. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. The Company adopted SFAS 123-R on January 1, 2006. The adoption of SFAS 123-R did not have a material impact on the Company’s statement of operations and is more fully described in Notes 2 and 15 to the financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, which permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. However, in January 2007, the FASB issued interpretive guidance in SFAS 133, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”, in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 provided that the securitized interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006, as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. As of December 31, 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS 133. Additionally, the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS 155. The Company does not anticipate the adoption of SFAS 155 will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140. This standard requires servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not anticipate SFAS 156 will materially impact its consolidated financial statements upon adoption on January 1, 2007.

In March 2006, the FASB Emerging Issues Task Force (“EITF”) issued interpretive guidance in Issue 06-4 (“EITF 06-4”), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies will be required to record a liability upon adoption of EITF 06-4, which is effective for periods beginning after December 15, 2007. The Company is currently evaluating the impact EITF 06-4 will have on its consolidated financial statements upon adoption on January 1, 2008.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate the adoption of FIN 48 will materially impact its financial statements upon adoption on January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance regarding the process of quantifying financial statements misstatements and dictates that a company should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The income statement method quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of a prior year misstatement. SAB 108 indicates that a company should quantify an error under both methods and evaluate the materiality under both methods. If deemed material, a company is required to adjust its financial statements. SAB 108 was effective for the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006. SAB 108 did not have a material impact upon adoption.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 provides guidance for measuring assets and liabilities at fair value. This standard is applicable whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand upon the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level within the hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements upon adoption on January 1, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements upon adoption on January 1, 2008.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The principal objective of the Company’s asset and liability management process is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity or repricing periods. The asset and liability management process is dependent on numerous assumptions, many of which require significant judgments by the Company. The Company’s actions in this regard are taken under the guidance of the Bank’s Asset/Liability Committee (“ALCO”) that is comprised of members of senior management. The ALCO generally meets monthly and is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds.

The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 basis points. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure to income resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 basis points over both a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of December 31, 2006, net interest income simulation indicated that the Company’s exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and will adopt changes based upon changing market conditions or industry standards.

The following table presents the estimated impact of interest rate ramps on estimated net interest income over a 24-month period beginning January 1, 2007:

	Estimated impact on net interest income
	Dollar change	Percent change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 200 basis point ramp	$(588)	(1.37)%
Down 200 basis point ramp	(530)	(1.24)%
Subsequent Twelve Month Period:
Up 200 basis point ramp	$(3,603)	(7.98)%
Down 200 basis point ramp	(1,881)	(4.17)%

The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2006, the Company’s cumulative one-year gap was a negative $114 million, or 7.9% of total assets, compared to a negative $140 million, or 9.7% of total assets at the end of 2005.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2006. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and MBSs have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within Three Months	Over Three to Six months	Over Six to Twelve months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$37,295	$—	$—	$—	$—	$37,295
Investment securities	7,005	7,000	4,005	81,485	3,930	103,425
Mortgage-backed securities	12,222	11,425	32,744	112,897	71,174	240,462
FHLB Stock	16,530	—	—	—	—	16,530
Commercial loans and leases	147,945	40,838	68,207	241,124	21,676	519,790
Residential mortgage loans	15,535	15,806	33,582	150,098	48,924	263,945
Consumer and other loans	72,823	8,253	15,898	80,688	42,895	220,557
Total interest-earning assets	309,355	83,322	154,436	666,292	188,599	1,402,004
Interest-bearing liabilities:
NOW accounts	5,895	5,895	11,789	47,157	—	70,736
Money market accounts	583	583	1,165	4,660	—	6,991
Savings accounts	29,800	29,800	59,600	237,507	—	356,707
Certificate of deposit accounts	128,205	91,309	138,528	23,618	47	381,707
Overnight & short-term borrowings	56,341	—	—	—	—	56,341
FHLB and other borrowings	40,022	18,940	32,437	122,288	48,511	262,198
Subordinated deferrable interest debentures	10,310	—	—	5,155	3,093	18,558
Total interest-bearing liabilities	271,156	146,527	243,519	440,385	51,651	1,153,238
Net interest sensitivity gap during the period	$38,199	$(63,205)	$(89,083)	$225,907	$136,948	$248,766
Cumulative gap—12/31/06	$38,199	$(25,006)	$(114,089)	$111,818	$248,766
Cumulative gap—12/31/05	$21,661	$(40,171)	$(140,494)	$78,829	$222,406
Interest-sensitive assets as a percent of
Interest-sensitive liabilities (cumulative)	114.09%	94.01%	82.75%	110.15%	121.57%
Cumulative gap as a percent of total assets	2.65%	-1.73%	-7.91%	7.75%	17.25%

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

The index to financial statements is included on page 61 of this annual report.

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

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. The Company’s management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

ITEM 9B.       OTHER INFORMATION

There is no other information to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position
Merrill W. Sherman	58	President and Chief Executive Officer
Linda H. Simmons	47	Chief Financial Officer and Treasurer
Jeffrey W. Angus	51	Vice President
James V. DeRentis	45	Vice President

Merrill W. Sherman.   Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a BELO Corp. subsidiary.

Linda H. Simmons.   Ms. Simmons has served as Chief Financial Officer and Treasurer of the Company and Bank since July 2005 and served as the Bank’s Executive Vice President—Finance and Treasurer from September 2004 to July 2005. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group where she held various positions with responsibilities in the asset/liability management area.

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

Code of Ethics and Governance Principles

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. Our Board of Directors has also adopted Corporate Governance Guidelines and Principles (“the Guidelines”), which along with the charters of Board committees provide the framework for the governance of the Company. The Company will provide a copy of the Codes, the Guidelines and/or committee charters to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, http://www.bankri.com, under “Investor Relations”. The Company has posted the Codes, the Guidelines and the committee charters on the Company’s website under “Investor Relations/Governance Documents”. The Company intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Global Select Market SM.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

The information set forth under the heading “Compensation Committee Report” in the Company’s Definitive Proxy Statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2006:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	456,021	(1)	$24.52	161,383	(2)
Equity Compensation Plans Not Approved by Security Holders	0		N/A	0
Total	456,021		$24.52	161,383

(1)          Includes 403,021 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 53,000 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)          Includes 142,383 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 19,000 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 15 to the Company’s Consolidated Financial Statements included in this annual report.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections entitled “Transactions with Management” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)          (1)   Financial Statements

The following consolidated financial statements appear in response to Item 8 of this report commencing on the page numbers specified below:

Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm on Management’s Assessment of and the Effectiveness of Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8

(2)         Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)         Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended(1)
3.2	By-laws of the Company, as amended(2)
10.1	Amended and Restated Employment Agreement of Merrill W. Sherman dated February 20, 2007†
10.2	Amended and Restated Employment Agreement of Linda H. Simmons dated February 20, 2007†
10.3	Amended and Restated Employment Agreement of Jeffrey W. Angus February 20, 2007†
10.4	Amended and Restated Employment Agreement of James V. DeRentis dated February 20, 2007†
10.5	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan(3)†
10.6	Amended and Restated Non-Employee Director Stock Plan(4)†
10.6(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan(5)†
10.6(b)	Second Amendment to Amended and Restated Non-Employee Director Stock Plan(6)†
10.7(a)	Bank Rhode Island Supplemental Executive Retirement Plan, as amended by Amendments No. 1 and No. 2(1)†

10.7(b)	Amendment No. 3 to Bank Rhode Island Supplemental Executive Retirement Plan(2)†
10.7(c)	Amendment No. 4 to Bank Rhode Island Supplemental Executive Retirement Plan(7)†
10.7(d)	Amendment No. 5 to Bank Rhode Island Supplemental Executive Retirement Plan(8)†
10.7(e)	Amendment No. 6 to Bank Rhode Island Supplemental Executive Retirement Plan(9)†
10.8	Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1(1)†
10.8(a)	Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan(10)†
10.9	Executive Incentive Bonus Plan(11)†
10.10	Bank Rhode Island 2002 Supplemental Executive Retirement Plan(10)†
10.10(a)	Amendment No. 1 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(12)†
10.10(b)	Amendment No. 2 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(13)†
10.10(c)	Amendment No. 4 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan(2)†
10.10(d)	Amendment No. 6 to Bank Rhode Island 2002 Supplemental Executive Retirement Plan†
10.11	Restricted Stock Agreement by and among Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman(14)†
10.12	Form of Bank Rhode Island Split Dollar Agreement(8)†
10.13	2002 Equity Incentive Plan(15)†
11	Computation of earnings per share(16)
21	List of Subsidiaries
23	Consent of KPMG LLP, as independent registered public accountants for the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-4, SEC File No. 333-33182

(2)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(3)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(6)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(7)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(9)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10) Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(11) Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.

(12) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(13) Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2005.

(14) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(15) Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(16) The calculation of earnings per share is set forth as Note 20 to the Company’s audited consolidated financial statements.

†                    Management contract or compensatory plan or arrangement.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.
Date: March 9, 2007	By:	/s/ Merrill W. Sherman
Merrill W. Sherman
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2006, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill W. Sherman	/s/ Linda H. Simmons	/s/ Michael J. Hebert
Merrill W. Sherman,	Linda H. Simmons,	Michael J. Hebert,
President, Chief Executive Officer	Chief Financial Officer and	Controller (Principal Accounting
and Director (Principal Executive	Treasurer (Principal Financial	Officer)
Officer)	Officer)
Date: March 9, 2007	Date: March 9, 2007	Date: March 9, 2007
/s/ Karen Adams	/s/ Meredith A. Curren	/s/ Bogdan Nowak
Karen Adams, Director	Meredith A. Curren, Director	Bogdan Nowak, Director
Date: March 9, 2007	Date: March 9, 2007	Date: March 9, 2007
/s/ Anthony F. Andrade	/s/ Karl F. Ericson	/s/ Cheryl W. Snead
Anthony F. Andrade, Director	Karl F. Ericson, Director	Cheryl W. Snead, Director
Date: March 9, 2007	Date: March 9, 2007	Date: March 9, 2007
/s/ John R. Berger	/s/ Mark R. Feinstein	/s/ Pablo Rodriguez
John R. Berger, Director	Mark R. Feinstein, Director	Pablo Rodriguez, Director
Date: March 9, 2007	Date: March 9, 2007	Date: March 9, 2007
/s/ Malcolm G. Chace	/s/ Edward J. Mack	/s/ John A. Yena
Malcolm G. Chace, Director and	Edward J. Mack, Director	John A. Yena, Director
Chairman of the Board	Date: March 9, 2007	Date: March 9, 2007
Date: March 9, 2007
/s/ Ernest J. Chornyei, Jr.	/s/ Michael E. McMahon
Ernest J. Chornyei, Jr., Director	Michael E. McMahon, Director
Date: March 9, 2007	Date: March 9, 2007

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

Bancorp Rhode Island, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Bancorp Rhode Island, Inc.’s Independent Registered Public Accounting Firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

Merrill W. Sherman	Linda H. Simmons
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm on Management’s
Assessment of and the Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bancorp Rhode Island, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 9, 2007

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 9, 2007

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets	(In thousands)
Assets:
Cash and due from banks	$24,469	$30,177
Overnight investments	37,295	10,370
Total cash and cash equivalents	61,764	40,547
Investment securities available for sale (amortized cost of $104,266 and $153,328, respectively)	103,425	150,959
Mortgage-backed securities available for sale (amortized cost of $244,258 and $237,449, respectively)	240,462	234,858
Total available for sale securities	343,887	385,817
Stock in the Federal Home Loan Bank of Boston	16,530	16,062
Loans and leases receivable:
Commercial loans and leases	519,790	438,309
Residential mortgage loans	263,945	306,016
Consumer and other loans	220,557	206,481
Total loans and leases receivable	1,004,292	950,806
Allowance for loan and lease losses	(12,377)	(11,665)
Net loans and leases receivable	991,915	939,141
Premises and equipment, net	13,736	14,858
Goodwill, net	11,317	11,234
Accrued interest receivable	6,755	6,965
Investment in bank-owned life insurance	23,148	18,824
Prepaid expenses and other assets	10,047	9,334
Total assets	$1,479,099	$1,442,782
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand deposit accounts	$200,282	$185,089
NOW accounts	70,736	89,594
Money market accounts	6,991	12,122
Savings accounts	356,707	341,115
Certificate of deposit accounts	381,707	353,049
Total deposits	1,016,423	980,969
Overnight and short-term borrowings	56,341	26,238
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	242,198	279,973
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	13,494	12,212
Total liabilities	1,367,014	1,337,950
Shareholders’ equity:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares: Issued and outstanding: none	—	—
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued and outstanding: 4,792,380 and 4,719,126 shares, respectively	48	47
Additional paid-in capital	67,960	65,768
Retained earnings	47,091	42,241
Accumulated other comprehensive loss, net	(3,014)	(3,224)
Total shareholders’ equity	112,085	104,832
Total liabilities and shareholders’ equity	$1,479,099	$1,442,782

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$62,992	$53,822	$47,112
Mortgage-backed securities	10,542	9,313	5,709
Investment securities	6,245	5,537	4,452
Overnight investments	517	201	138
Federal Home Loan Bank of Boston stock dividends	906	647	308
Total interest and dividend income	81,202	69,520	57,719
Interest expense:
Deposits	22,476	14,521	10,922
Overnight and short-term borrowings	2,124	652	157
Wholesale repurchase agreements	870	276	—
Federal Home Loan Bank of Boston borrowings	12,044	9,898	7,505
Subordinated deferrable interest debentures	1,460	1,272	1,041
Total interest expense	38,974	26,619	19,625
Net interest income	42,228	42,901	38,094
Provision for loan and lease losses	1,202	1,423	836
Net interest income after provision for loan and lease losses	41,026	41,478	37,258
Noninterest income:
Service charges on deposit accounts	5,055	4,561	4,514
Commissions on nondeposit investment products	872	849	973
Income from bank-owned life insurance	785	691	641
Loan related fees	694	1,024	541
Commissions on loans originated for others	159	184	71
Net (loss) gain on available for sale securities	(859)	181	90
Net gain on sales of premises and equipment	—	—	535
Other income	2,282	1,784	1,216
Total noninterest income	8,988	9,274	8,581
Noninterest expense:
Salaries and employee benefits	20,636	19,476	17,072
Occupancy	3,564	3,126	2,669
Data processing	2,880	2,759	2,832
Professional services	2,186	2,017	1,965
Marketing	1,880	1,584	1,429
Equipment	1,407	1,569	1,591
Loan servicing	917	968	1,092
Loan workout and other real estate owned	188	217	110
Other expenses	5,069	4,627	4,169
Total noninterest expense	38,727	36,343	32,929
Income before income taxes	11,287	14,409	12,910
Income tax expense	3,576	4,840	4,296
Net income	$7,711	$9,569	$8,614
Weighted average shares outstanding—basic	4,766,854	4,478,081	3,975,413
Weighted average shares outstanding—diluted	4,920,569	4,697,134	4,222,856
Per share data:
Basic earnings per common share	$1.62	$2.14	$2.17
Diluted earnings per common share	$1.57	$2.04	$2.04
Cash dividends declared per common share	$0.60	$0.60	$0.58

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders’ Equity
For Years Ended December 31, 2006, 2005 and 2004

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except per share info)
Balance at December 31, 2003	$—	$39	$41,439	$29,074	$1,555	72,107
Net income	—	—	—	8,614	—	8,614
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $432					(838)	(838)
Reclassification adjustment, net of taxes of $31					(59)	(59)
Comprehensive income						7,717
Exercise of stock options	—	—	566	—	—	566
Exercise of stock warrants	—	1	699	—	—	700
Tax benefit from exercise of stock options	—	—	113	—	—	113
Share-based compensation	—	—	35	—	—	35
Dividends on common stock ($0.58 per common share)	—	—	—	(2,315)	—	(2,315)
Balance at December 31, 2004	—	40	42,852	35,373	658	78,923
Net income	—	—	—	9,569	—	9,569
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $2,027					(3,764)	(3,764)
Reclassification adjustment, net of taxes of $63					(118)	(118)
Comprehensive income						5,687
Proceeds from stock offering, net	—	7	21,450			21,457
Acquisition of Macrolease	—	—	250			250
Exercise of stock options	—	—	825	—	—	825
Share-based compensation	—	—	49	—	—	49
Tax benefit from exercise of stock options	—	—	309	—	—	309
Common stock issued for incentive stock award, net	—	—	33	—	—	33
Dividends on common stock ($0.60 per common share)	—	—	—	(2,701)	—	(2,701)
Balance at December 31, 2005	—	47	65,768	42,241	(3,224)	104,832
Net income	—	—	—	7,711	—	7,711
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $122					(348)	(348)
Reclassification adjustment, net of taxes of $(301)					558	558
Comprehensive income						7,921
Exercise of stock options	—	1	1,662	—	—	1,663
Acquisition of Macrolease	—	—	83	—	—	83
Share-based compensation	—	—	186	—	—	186
Tax benefit from exercise of stock options	—	—	261	—	—	261
Dividends on common stock ($0.60 per common share)	—	—	—	(2,861)	—	(2,861)
Balance at December 31, 2006	$—	$48	$67,960	$47,091	$(3,014)	$112,085

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$7,711	$9,569	$8,614
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	550	2,680	3,656
Provision for loan and lease losses	1,202	1,423	836
Net loss/(gain) on sale of available for sale securities	859	(181)	(90)
Net gain on sales of premises and equipment	—	—	(535)
Net gain on other real estate owned	—	(14)	(2)
Income from bank-owned life insurance	(785)	(691)	(641)
Share-based compensation expense	186	82	35
Tax benefit from exercise of stock options	—	309	113
(Increase) decrease in accrued interest receivable	210	(1,299)	(69)
(Increase) in prepaid expenses and other assets	(826)	(2,445)	(479)
Increase in other liabilities	1,282	3,623	1,127
Other, net	28	(355)	(101)
Net cash provided by operating activities	10,417	12,701	12,464
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(32,990)	(63,520)	(63,982)
Maturities and principal repayments	20,085	13,999	46,000
Proceeds from sales	60,982	—	10,946
Mortgage-backed securities available for sale:
Purchases	(51,825)	(142,287)	(107,486)
Maturities and principal repayments	44,460	50,654	47,759
Proceeds from sales	445	13,754	5,572
Net (increase) decrease in loans and leases	(35,047)	7	(14,165)
Purchase of loans and leases, including purchased interest	(17,098)	(65,755)	(58,720)
Purchase of Federal Home Loan Bank of Boston stock	(468)	(2,833)	(3,675)
Capital expenditures for premises and equipment	(2,259)	(5,372)	(2,165)
Proceeds from sale of premises and equipment	1,209	—	1,206
Proceeds from disposition of other real estate owned	—	261	2
Purchase of bank-owned life insurance	(3,539)	—	(2,000)
Net cash used in investing activities	(16,045)	(201,092)	(140,708)
Cash flows from financing activities:
Net increase in deposits	35,454	100,295	69,391
Net increase (decrease) in overnight and short-term borrowings	30,103	8,188	4,590
Proceeds from long-term borrowings	200,000	333,908	204,155
Repayment of long-term borrowings	(237,775)	(268,713)	(140,981)
Proceeds from issuance of common stock	1,663	22,282	1,266
Tax benefit from exercise of stock options	261	—	—
Dividends on common stock	(2,861)	(2,701)	(2,315)
Net cash provided by financing activities	26,845	193,259	136,106
Net increase (decrease) in cash and cash equivalents	21,217	4,868	7,862
Cash and cash equivalents at beginning of year	40,547	35,679	27,817
Cash and cash equivalents at end of year	$61,764	$40,547	$35,679
Supplementary disclosures:
Cash paid for interest	$36,818	$25,137	$19,305
Cash paid for income taxes	3,736	5,592	4,729
Non-cash transactions:
Macrolease acquisition	83	250	—
Change in accumulated other comprehensive income, net of taxes	210	(3,882)	(897)

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

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“ FHLB”).

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

Use of Estimates—In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, review of goodwill for impairment and income taxes.

Principles of Consolidation—At December 31, 2006 and 2005, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and Macrolease Corporation (an equipment leasing company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.

Securities—Debt securities are classified as available for sale, held to maturity or trading. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2006 and 2005, all of the Company’s investment and mortgage-backed securities were classified as available for sale.

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

Interest income from debt securities is recorded on the accrual basis. Premiums and discounts on securities are amortized or accreted into income by the level yield method. Such amortization and accretion is recorded as an adjustment to interest income. FHLB stock is carried at cost. Dividend income from FHLB stock is recorded on the ex-dividend date. Gains and losses on the sale of securities are recognized at the time of sale on a specific identification basis.

Loans and Leases Receivable—Loans are stated at the principal amount outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income. Interest income is accrued on a level yield basis over the life of the loan.

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

Loan and lease origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

the collateral. In addition, the Bank classifies a loan as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.

Allowance for Credit Losses—The allowance for loan and lease losses and reserve for unfunded lending commitments, collectively referred to as the allowance for credit losses, are established for credit losses inherent in the loan and lease portfolio and inherent in the unfunded lending commitments through a charge to earnings. The allowance for credit losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio, as well as the unfunded lending commitments.

When management believes that the collectibility of a loan or lease’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan and lease losses. Recoveries on loans and leases that have been previously charged off are credited to the allowance for loan and lease losses as received. Increases to the allowance for loan and leases are made by charges to provision for loan and lease losses.

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

Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans or leases deemed to be impaired, reserve allocations for various loan and lease types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including, but not limited to, the growth, composition and quality of the loan and lease portfolio, historical loss experience, industry loss experience and general economic conditions. Management employs a similar process with respect to unfunded lending commitments. While management evaluates currently available information in establishing the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. The factors supporting the allowance for loan and lease losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan and lease losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s primary concern is the appropriateness of the total allowance for loan and lease losses and reserve for unfunded lending commitments. Management performs a comprehensive review of the allowance for loan and lease losses and the reserve for unfunded lending commitments on a quarterly basis.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for credit losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned—Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.

OREO, including real estate substantively repossessed, is stated at the lower of cost or fair value, minus estimated costs to sell, at the date of acquisition or classification to OREO status. Fair value of such assets is determined based on independent appraisals and other relevant factors. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for known specific and potential market declines and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale, are reflected in operations as incurred. Realized gains and losses upon disposal are recognized as adjustments to noninterest income or noninterest expense.

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

Bank-Owned Life Insurance—Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for the Bank’s benefit obligations to its employees, including the Bank’s obligations under its Supplemental Executive Retirement Plans. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers are reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

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

Share-Based Compensation—At December 31, 2006, the Company maintained stock option plans as described more fully in Note 15. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment”, which is a revision to SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123-R focuses primarily on accounting for share-based payments made to employees. Under SFAS 123-R, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement, whereas under SFAS 123, the Company accounted for share-based awards under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

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

In December 2005, the Executive and Compensation Committees of the Company’s Board of Directors accelerated the vesting of all 89,586 unvested stock options. No other changes were made to the terms and conditions of the options. The Company recorded expenses of $49,000 in connection with the accelerated vesting. At the time of the vesting acceleration, approximately 79% of the expenses anticipated to be recorded over the next three years related to stock options that had no intrinsic value, as the stock options were “out-of-the-money”. Additionally, 73% of the unvested options with a positive intrinsic value, or “in-the-money”, were scheduled to fully vest by April 30, 2006. As a result of this accelerated vesting, the Company will not be required to recognize anticipated non-cash compensation expense relating to stock options of approximately $370,000 in 2006, $260,000 in 2007 and $70,000 in 2008.

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

As indicated above, at the time of adoption of SFAS 123-R on January 1, 2006, all stock options granted to employees and directors were fully vested and exercisable. As a result, the transition impact of adopting SFAS 123-R was not material to the Company’s results of operations for the year ended December 31, 2006.

If the Company had recognized compensation expense for stock options over the relevant service period, generally 3 to 4 years under the fair value method proscribed by SFAS 123, net income would have

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

decreased for the prior two years, resulting in pro forma net income and earnings per common share (“EPS”) as summarized below:

	Year Ended December 31,
	2005	2004
Net income (in thousands):
As reported	$9,569	$8,614
Compensation cost, net of taxes	(855)	(530)
Pro forma	$8,714	$8,084
Earnings per common share:
Basic:
As reported	$2.14	$2.17
Compensation cost, net of taxes	(0.19)	(0.14)
Pro forma	$1.95	$2.03
Diluted:
As reported	$2.04	$2.04
Compensation cost, net of taxes	(0.18)	(0.13)
Pro forma	$1.86	$1.91

The compensation cost, net of taxes, for the year ended 2005 reflects the Company’s acceleration of the vesting of all outstanding options as of December 30, 2005.

Income Taxes—The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expenses during the period that includes the enactment date.

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

Segment Reporting—An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2006, 2005 and 2004. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

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

Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2006 and 2005. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.

Reclassifications—Certain amounts in the prior years’ financial statements may have been reclassified to conform with the current year’s presentation.

Recent Accounting Developments—In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, which permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. However, in January 2007, the FASB issued interpretive guidance in SFAS 133, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”, in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 provided that the securitized interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006, as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. As of December 31, 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS 133. Additionally, the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS 155. The Company does not anticipate the adoption of SFAS 155 will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140. This standard requires servicing assets and servicing liabilities be initially

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

measured at fair value along with any derivative instruments used to mitigate inherent risks. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not anticipate SFAS 156 will materially impact its consolidated financial statements upon adoption on January 1, 2007.

In March 2006, the FASB Emerging Issues Task Force (“EITF”) issued interpretive guidance in Issue 06-4 (“EITF 06-4”), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies will be required to record a liability upon adoption of EITF 06-4, which is effective for periods beginning after December 15, 2007. The Company is currently evaluating the impact EITF 06-4 will have on its consolidated financial statements upon adoption on January 1, 2008.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate the adoption of FIN 48 will materially impact its consolidated financial statements upon adoption on January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance regarding the process of quantifying financial statements misstatements and dictates that a company should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The income statement method quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of a prior year misstatement. SAB 108 indicates that a company should quantify an error under both methods and by evaluating the materiality under both methods. If deemed material, a company is required to adjust their financial statements. SAB 108 was effective for the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006. SAB 108 did not have a material impact upon adoption.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 provides guidance for measuring assets and liabilities at fair value. This standard is applicable whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand upon the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level within the hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements upon adoption on January 1, 2008.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements upon adoption on January 1, 2008.

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

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $551,000 of goodwill. In connection with this acquisition, the Company has issued 9,040 shares of its common stock, which were valued at $333,000. In addition, 18,082 shares of the Company’s common stock may be issued over the next two years contingent upon Macrolease reaching specified performance criteria.

(4)          Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserve balances in a noninterest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2006 and 2005, the average daily amount required to be held was $1.0 million and $774,000, respectively.

(5)          Investment Securities Available for Sale

The Company categorizes obligations issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association as U.S. Agency obligations. A summary of investment securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2006:
U.S. Agency obligations	$85,992	$1	$(704)	$85,289
Corporate debt securities	12,122	7	(105)	12,024
Trust preferred securities	6,152	49	(89)	6,112
Total	$104,266	$57	$(898)	$103,425
At December 31, 2005:
U.S. Agency obligations	$125,915	$—	$(1,921)	$123,994
Corporate debt securities	21,214	57	(608)	20,663
Trust preferred securities	6,199	108	(5)	6,302
Total	$153,328	$165	$(2,534)	$150,959

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2006:
US Agency obligations	$ 29,927	$ (63)	$ 52,361	$ (641)	$ 82,288	$ (704)
Corporate debt securities	3,995	(9)	5,990	(96)	9,985	(105)
Trust preferred securities	—	—	1,911	(89)	1,911	(89)
Total	$ 33,922	$ (72)	$ 60,262	$ (826)	$ 94,184	$ (898)
At December 31, 2005:
US Agency obligations	$ 71,938	$ (1,077)	$ 52,056	$ (844)	$ 123,994	$ (1,921)
Corporate debt securities	10,724	(352)	1,799	(256)	12,523	(608)
Trust preferred securities	—	—	1,995	(5)	1,995	(5)
Total	$ 82,662	$ (1,429)	$ 55,850	$ (1,105)	$ 138,512	$ (2,534)

The above securities were deemed to be not other-than-temporarily impaired after considering that substantially all of the above securities were rated “investment grade” with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity.

In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also, management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the contractual maturities of investment securities available for sale and the weighted average yields of such securities:

			After One, But			After Five, But
Within One Year			Within Five Years			Within Ten Years			After Ten Years
		Weighted			Weighted			Weighted			Weighted
Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average	Amortized	Fair	Average
Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
(Dollars in thousands)

At December 31, 2006:
U.S. Agency obligations	$9,998	$9,959	2.90%	75,994	$75,330	4.78%	$ —	$ —	0.00%	$ —	$ —	0.00%
Corporate debt securities	6,037	6,034	5.33%	6,085	5,990	4.93%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	6,152	6,112	7.63%
Total	$16,035	$15,993	3.81%	$82,079	$81,320	4.79%	$ —	$ —	0.00%	$6,152	$6,112	7.63%
At December 31, 2005:
U.S. Agency obligations	$14,992	$14,815	2.81%	$110,923	$109,179	4.11%	$ —	$ —	0.00%	$ —	$ —	0.00%
Corporate debt securities	5,047	5,045	4.94%	16,167	15,618	4.86%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	6,199	6,302	7.34%
Total	$20,039	$19,860	3.35%	$127,090	$124,797	4.21%	$ —	$ —	0.00%	$6,199	$ 6,302	7.34%

The weighted average remaining life of investment securities available for sale at December 31, 2006 and 2005 was 2.9 years and 2.5 years, respectively. Included in the weighted average remaining life calculation at December 31, 2006 and 2005, were $77.1 million and $84.2 million, respectively, of securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

In September 2006, the Company restructured a portion of its investment portfolio to improve earnings in future periods by capitalizing on a temporary increase in security valuations due to movements in the yield curve. The Company sold $62 million of its available for sale securities and reinvested the sales proceeds into higher-yielding securities. This investment portfolio restructuring resulted in losses of $859,000 ($852,000 of investment securities and $7,000 of mortgage-backed securities); however, the effect of these security losses on shareholders’ equity was minimal as the securities had been carried at market value on the balance sheet. As a result of this investment portfolio repositioning, the Company anticipates an increase of future investment income of over $900,000 by the end of 2007.

The following table presents the sale of investment securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Amortized cost of investment securities sold	$ 61,834	$ —	$ 10,596
Gains (losses) realized on sales of investment securities	(852)	—	350
Net proceeds from sales of investment securities	$ 60,982	$ —	$ 10,946

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(6)          Mortgage-Backed Securities Available for Sale

A summary of mortgage-backed securities available for sale by issuer follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2006:
Government National Mortgage Association	$ 17,432	$ 15	$ (102)	$ 17,345
Federal National Mortgage Association	109,480	57	(1,645)	107,892
Federal Home Loan Mortgage Corporation	30,411	42	(524)	29,929
Collateralized Mortgage Obligations	86,935	18	(1,657)	85,296
Total	$ 244,258	$ 132	$ (3,928)	$ 240,462
At December 31, 2005:
Government National Mortgage Association	$ 23,762	$ 160	$ (103)	$ 23,819
Federal National Mortgage Association	113,252	191	(1,062)	112,381
Federal Home Loan Mortgage Corporation	37,528	53	(321)	37,260
Collateralized Mortgage Obligations	62,907	—	(1,509)	61,398
Total	$ 237,449	$ 404	$ (2,995)	$ 234,858

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2006:
Government National Mortgage Association	$ 4,655	$ (16)	$ 3,123	$ (86)	$ 7,778	$ (102)
Federal National Mortgage Association	25,041	(96)	77,853	(1,549)	102,894	(1,645)
Federal Home Loan Mortgage Corporation	299	(1)	26,603	(523)	26,902	(524)
Collateralized Mortgage Obligations	23,752	(62)	52,051	(1,595)	75,803	(1,657)
Total	$ 53,747	$ (175)	$ 159,630	$ (3,753)	$ 213,377	$ (3,928)
At December 31, 2005:
Government National Mortgage Association	$ 3,913	$ (52)	$ 6,953	$ (51)	$ 10,866	$ (103)
Federal National Mortgage Association	55,008	(676)	16,225	(386)	71,233	(1,062)
Federal Home Loan Mortgage Corporation	32,901	(317)	412	(4)	33,313	(321)
Collateralized Mortgage Obligations	29,623	(555)	31,775	(954)	61,398	(1,509)
Total	$ 121,445	$ (1,600)	$ 55,365	$ (1,395)	$ 176,810	$ (2,995)

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The above securities were deemed to be not other-than-temporarily impaired after considering that all of the above securities were rated “investment grade” with unrealized losses caused by market interest rate changes. In addition, the Company is able and intends to hold all securities with unrealized losses until recovery or maturity.

In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also, management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

The following table sets forth the maturities of mortgage-backed securities available for sale and the weighted average yields of such securities:

	After Five, But Within Ten Years			After Ten Years
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
At December 31, 2006:
Government National Mortgage Association	$ —	$ —	—	$ 17,432	$ 17,345	4.31%
Federal National Mortgage Association	15,515	15,136	4.55%	93,965	92,756	4.94%
Federal Home Loan Mortgage Corporation	—	—	—	30,411	29,929	4.73%
Collateralized Mortgage Obligations	2,680	2,604	4.06%	84,255	82,692	5.01%
Total	$ 18,195	$ 17,740	4.48%	$ 226,063	$ 222,722	4.89%
At December 31, 2005:
Government National Mortgage Association	$ —	$ —	—	$ 23,762	$ 23,819	4.32%
Federal National Mortgage Association	18,939	18,613	4.55%	94,313	93,768	4.69%
Federal Home Loan Mortgage Corporation	—	—	—	37,528	37,260	4.65%
Collateralized Mortgage Obligations	—	—	—	62,907	61,398	4.52%
Total	$ 18,939	$ 18,613	4.55%	$ 218,510	$ 216,245	4.59%

Maturities on mortgage-backed securities are based on contractual maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments. The weighted average remaining contractual term of mortgage-backed securities available for sale at December 31, 2006 and 2005 was 20.0 years and 20.2 years, respectively.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

With respect to sales of mortgage-backed securities in 2006, refer to page F-18 for a full description of the investment portfolio restructuring in September 2006. The following table presents the sale of mortgage-backed securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Amortizedcost of mortgage-backed securities sold	$ 452	$ 13,573	$ 5,832
Gain/(Loss) realized on sales of mortgage-backed securities	(7)	181	(260)
Net proceeds from sales of mortgage-backed securities	$ 445	$ 13,754	$ 5,572

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(7)          Loans and Leases Receivable

The following is a summary of loans and leases receivable:

	December 31,
	2006	2005
	(In thousands)
Commercial loans and leases:
Commercial real estate—owner occupied	$140,812	$112,987
Commercial real estate—nonowner occupied	102,390	95,779
Commercial and industrial	106,017	73,620
Small business	41,785	38,641
Multi-family	34,294	33,725
Construction	37,237	37,772
Leases and other	62,979	48,745
Subtotal	525,514	441,269
Unearned lease income	(6,651)	(3,366)
Net deferred loan origination costs	927	406
Total commercial loans and leases	519,790	438,309
Residential mortgage loans:
One- to four-family adjustable rate	165,140	202,223
One- to four-family fixed rate	96,880	101,598
Subtotal	262,020	303,821
Premium on loans acquired	1,979	2,257
Net deferred loan origination fees	(54)	(62)
Total residential mortgage loans	263,945	306,016
Consumer and other loans:
Home equity—term loans	152,484	134,932
Home equity—lines of credit	64,208	67,959
Automobile	178	157
Installment	506	365
Savings secured	587	358
Unsecured and other	1,088	1,271
Subtotal	219,051	205,042
Premium on loans acquired	—	2
Net deferred loan origination costs	1,506	1,437
Total consumer and other loans	220,557	206,481
Total loans and leases receivable	$1,004,292	$950,806

The Bank’s commercial and consumer lending activities are conducted principally in the State of Rhode Island and, to a lesser extent, in nearby areas of Massachusetts. The Bank’s equipment lease financing subsidiary, Macrolease, is based in Long Island, NY, with borrowers located throughout the United States. The Bank originates commercial real estate loans, commercial and industrial loans, multi-family residential loans, equipment leases, residential mortgage loans and consumer loans (principally home equity loans and lines of credit) for its portfolio.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England. Most loans made by the Bank are secured by borrowers’ personal or business assets. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank’s capital plus reserves. At December 31, 2006, no concentrations of credit to a particular industry existed as defined by these parameters. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.

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

The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $18.7 million. At December 31, 2006, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $10.0 million.

At December 31, 2006, the risk elements contained within the loan portfolio were centered in $1.4 million of nonaccrual loans. There were $476,000 of loans past due 60 to 89 days at December 31, 2006. At December 31, 2006, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $415,000 of nonaccrual loans and $300,000 of loans past due 60 to 89 days as of December 31, 2005. There are no impaired loans at December 31, 2006, and thus no specific impairment reserves, while included in nonaccrual loans as of December 31, 2005 and 2004, were $141,000 and $671,000 of impaired loans, respectively. At December 31, 2005, specific reserves of $71,000 were maintained against impaired loans compared to $170,000 at December 31, 2004. The average balance of impaired loans was $1.0 million during 2006, $741,000 during 2005 and $1.2 million during 2004.

The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income in accordance with original terms	$99	$36	$63
Income recognized	(49)	(13)	(34)
Foregone interest income	$50	$23	$29

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

	Year Ended December 31,
	2006	2005
	(In thousands)
Balance at beginning of year	$5,561	$5,019
Additions	525	10,854
Repayments	(672)	(10,312)
Balance at end of year	$5,414	$5,561

(8)          Allowance for Credit Losses

An analysis of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of year	$11,665	$11,454	$10,690
Provision for loan and lease losses	1,202	1,423	836
Loans charged-off	(519)	(1,274)	(150)
Recoveries of loans previously charged-off	29	62	78
Balance at end of year	12,377	11,665	11,454
Reserve for Unfunded Lending Commitments (1)
Balance at beginning of year	503	452	388
Provision for unfunded lending commitments	64	51	64
Balance at end of year	567	503	452
Allowance for Credit Losses
Balance at end of year	$12,944	$12,168	$11,906

(1)          In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	December 31,
	2006	2005
	(In thousands)
Loan category:
Commercial loans and leases	$7,944	$7,002
Residential mortgage loans	1,440	1,653
Consumer and other loans	2,086	1,894
Unallocated	907	1,116
Total	$12,377	$11,665

(9)          Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Land	$1,412	$2,620
Office buildings and improvements	2,931	2,631
Leasehold improvements	9,996	8,692
Data processing equipment and software	6,726	6,429
Furniture, fixtures and other equipment	5,808	5,463
Subtotal	26,873	25,835
Less accumulated depreciation and amortization	(13,137)	(10,977)
Total premises and equipment	$13,736	$14,858

The Company utilizes a useful life of 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software’s useful life varies but is primarily three years. Furniture, fixtures and other equipment’s useful life varies but is primarily five years. Depreciation expense totaled $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In November 2004, the Bank sold its South Broadway, East Providence, RI office building, leasing back its branch office space, for a gross selling price of $1.2 million. This transaction generated a total gain of $755,000 from the sale of the premises, $511,000 of which was recognized in 2004’s earnings and $244,000 was deferred, to be recognized over the term of the branch office space lease.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.5 million, $1.3 million and $1.0 million, respectively. In connection with the acquisition of branches from Fleet Financial Group, Inc. and related entities, the Bank assumed the liability for lease payments on seven banking offices previously occupied by Shawmut Bank Connecticut, N.A. The Bank has renegotiated some of these leases and has also entered into agreements to lease additional space. Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum
Lease
Payments
(In thousands)
2007	$1,283
2008	1,172
2009	812
2010	509
2011	515
Thereafter	6,758
$11,049

(10)   Deposits

Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2006	2005
	(In thousands)
1 year or less remaining	$358,041	$293,053
More than 1 year to 2 years remaining	10,206	36,378
More than 2 years to 3 years remaining	7,965	6,071
More than 3 years to 4 years remaining	4,196	9,020
More than 4 years remaining	1,299	8,527
Total	$381,707	$353,049

At December 31, 2006, certificate of deposit accounts included $30.0 million obtained through brokers, compared to none at December 31, 2005. At December 31, 2006 and 2005, certificate of deposit accounts with balances of $100,000 or more aggregated $144.3 million and $98.0 million, respectively.

(11)   Short-Term Borrowings and Repurchase Agreements

Overnight and short-term borrowings are comprised of the following:

	December 31,
	2006	2005
	(In thousands)
Treasury tax and loan notes	$1,915	$2,387
FHLB Ideal Way advances	—	—
Retail repurchase agreements	54,426	23,851
Wholesale repurchase agreements	20,000	20,000
Total	$76,341	$46,238

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The Bank utilizes the Note Option for remitting Treasury Tax and Loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by U.S. Agency securities owned by the Bank. Information concerning these treasury tax and loan notes is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Outstanding at end of year	$1,915	$2,387
Outstanding collateralized by securities with:
Par value	5,000	5,000
Market value	4,966	4,897
Average outstanding for the year	776	739
Maximum outstanding at any month end	1,915	2,387
Weighted average rate at end of year	4.26%	3.95%
Weighted average rate paid for the year	4.77%	2.98%

The Bank has a short-term line of credit with the FHLB. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowing capacity under this line at December 31, 2006, 2005 and 2004 was $25.0 million, $25.0 million and $15.0 million, respectively.

Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Outstanding at end of year	$—	$—
Maturity date	NA	NA
Average outstanding for the year	$616	$295
Maximum outstanding at any month end	3,718	773
Weighted average rate at end of year	NA	NA
Weighted average rate paid for the year	5.48%	3.36%

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Outstanding at end of year	$54,426	$23,851
Maturity date	1/2/07	1/3/06
Outstanding collateralized by securities with:
Par value	$103,605	$55,769
Market value	101,807	55,609
Average outstanding for the year	42,963	22,280
Maximum outstanding at any month end	54,426	23,851
Weighted average rate at end of year	5.13%	3.69%
Weighted average rate paid for the year	4.78%	2.80%

Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Outstanding at end of year	$20,000	$20,000
Maturity date	11/2010 and 6/2011	3/2010 and 11/2010
Outstanding collateralized by securities with:
Par value	$21,085	$22,076
Market value	20,895	21,946
Average outstanding for the year	20,000	9,417
Maximum outstanding at any month end	20,000	20,000
Weighted average rate at end of year	4.84%	3.45%
Weighted average rate paid for the year	4.35%	2.93%

Additionally, at December 31, 2006, the Bank had a $3.0 million line of credit with a correspondent bank to facilitate the issuance of letters of credit by the Bank and the conducting of foreign exchange transactions for the Bank’s customers. Since inception, there have been no outstanding balances under this line of credit.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(12)   Federal Home Loan Bank of Boston Borrowings

FHLB borrowings are comprised of the following:

	December 31, 2006			December 31, 2005
	Scheduled	First	Weighted	Scheduled	First	Weighted
	Final	Call	Average	Final	Call	Average
	Maturity	Date (1)	Rate (2)	Maturity	Date (1)	Rate (2)
	(Dollars in thousands)
Within 1 year	$34,593	$153,593	3.57%	$79,250	$196,250	3.79%
Over 1 year to 2 years	27,058	57,058	4.18%	38,880	38,880	3.60%
Over 2 years to 3 years	41,331	21,331	4.57%	30,917	30,917	4.16%
Over 3 years to 5 years	59,000	—	4.97%	63,702	13,702	3.87%
Over 5 years	80,216	10,216	4.31%	67,224	224	4.46%
Total	$242,198	$242,198	4.40%	$279,973	$279,973	3.98%

(1)          Callable FHLB advances of $149 million are shown in the respective periods assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)          Weighted average rate based on scheduled maturity dates.

All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as 90% of the market value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2006 and 2005 was $40.9 million and $26.9 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2006 and 2005, the Bank’s FHLB stock holdings, recorded at cost, were $16.5 million and $16.1 million, respectively.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

On June 4, 2002, the Company sponsored the creation of BRI Statutory Trust II (the “Trust II”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust II. On June 26, 2002, Trust II issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2006, the rate of the Capital Securities was 8.82%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust II’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Junior Subordinated Notes due June 26, 2032, and constitute the primary asset of Trust II. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust II’s obligations under the Capital Securities, to the extent Trust II has funds available therefor.

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

On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2006, the rate of the Capital Securities was 8.15%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefor.

As of December 31, 2006, the Company’s investments in its statutory trust subsidiaries aggregated $649,000 and are included within prepaid expenses and other assets.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current expense:
Federal	$5,056	$4,763	$4,873
State	51	92	66
Total current expense	5,107	4,855	4,939
Deferred benefit:
Federal	(1,531)	(15)	(643)
State	—	—	—
Total deferred benefit	(1,531)	(15)	(643)
Total income tax expense	$3,576	$4,840	$4,296

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.3	0.4	0.3
Bank-owned life insurance	(2.4)	(1.7)	(1.7)
Other, net	(1.2)	(0.1)	(0.3)
Effective combined federal and state income tax rate	31.7%	33.6%	33.3%

The significant components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)
Gross deferred tax assets:
Allowance for loan and lease losses	$4,348	$4,103
Securities available for sale	1,623	1,736
Depreciation	1,299	479
Accrued retirement	785	632
Loss on investments	273	—
Other	579	193
Total gross deferred tax assets	8,907	7,143
Gross deferred tax liabilities:
Goodwill	(2,556)	(2,210)
Net deferred tax asset	$6,351	$4,933

The net balance of deferred tax assets and liabilities is included in prepaid expenses and other assets. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was deemed necessary at December 31, 2006 or 2005. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(15) Employee and Director Benefits

Employee 401(k) Plan—The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $450,000, $388,000 and $352,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Nonqualified Deferred Compensation Plan—The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $40,000, $43,000 and $39,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Accrued liabilities associated with the Nonqualified Plan were $644,000 and $770,000 for December 31, 2006 and 2005, respectively.

Supplemental Executive Retirement Plans—The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $436,000, $578,000 and $391,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Accrued liabilities associated with the SERPs were $2.2 million and $1.8 million for December 31, 2006 and 2005, respectively.

Restricted Stock Agreement—During 2001, the Company entered into a Restricted Stock Agreement with its CEO, pursuant to which she was awarded 7,700 shares of restricted stock, subject to achievement of certain performance goals spanning a three year period, which have been achieved. The restricted shares vested 50% on January 1, 2005 and 50% on January 1, 2006. The restricted shares were subject to forfeiture in the event of termination of the CEO’s employment prior to the applicable vesting dates for cause by the Company or without good reason by the executive. In addition, the Company made a “gross-up” payment sufficient to pay any taxes of the CEO (including those on the “gross-up” payment) arising as a result of the vesting of the restricted stock. The relevant service period for this restricted stock concluded in December 2005. Expenses associated with the Restricted Stock Agreement were $97,000 and $129,000 for the years ended December 31, 2005 and 2004, respectively.

Employee Stock Plans—The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its common stock to officers and key employees. The 1996 Incentive and Nonqualified Stock Option Plan has no remaining shares available for issuance as it expired in March 2006. At December 31, 2006, the total remaining shares available for issuance under the 2002 Equity Incentive Plan is 142,383. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans, which are shareholder approved, allow grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. To date, the Company has only awarded options under the Employee Stock Plans, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have a 10-year contractual term. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).

The fair value of each employee stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2006	2005	2004
Expected term	7 years	7 years	7 years
Expected volatility	23%	25%	25%
Risk-free interest rate	4.73%	3.90%	3.73%
Dividend yield	1.71%	1.70%	1.66%
Fair value of options granted	$10.01	$9.27	$9.38

The activity related to these employee stock options is summarized below:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Aggregate	Contractual
Employee Stock Options	Outstanding	Price	Intrinsic Value	Term (in years)
Outstanding, December 31, 2003	399,538	$14.65
Granted	106,650	$33.79
Exercised	(53,308)	$13.70
Forfeited/Canceled	(7,575)	$23.21
Outstanding, December 31, 2004	445,305	$19.21
Granted	68,000	$37.05
Exercised	(73,374)	$18.29
Forfeited/Canceled	(10,951)	$33.18
Outstanding, December 31, 2005	428,980	$21.27
Granted	60,850	$35.18
Exercised	(74,059)	$18.57
Forfeited/Canceled	(12,750)	$33.26
Outstanding, December 31, 2006	403,021	$24.57	$7,527,000	5.8
Exercisable, December 31, 2006	342,171	$22.69	$7,036,000	5.2

The total intrinsic value of options by employees exercised during 2006, 2005 and 2004 was $1.3 million, $1.6 million and $1.1 million, respectively.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The options outstanding as of December 31, 2006 are set forth below:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Term (in years)
$10.00—$19.99	161,171	$12.56	2.8
20.00—29.99	51,700	$23.09	6.0
30.00—39.99	187,650	$35.03	8.3
40.00—49.99	2,500	$44.93	9.8
Outstanding, December 31, 2006	403,021	$24.57	5.8

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Share-based compensation(1)	$97	$146	$129
Excess tax benefit related to share-based compensation(2)	244	309	104

(1)          Expenses for 2005 and 2004 include expenses relating to the Restricted Stock Agreement, as described on page F-32, for which the relevant service period concluded in December 2005.

(2)          Represents the tax benefits on stock options exercised and share-based compensation.

As of December 31, 2006, there was $455,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.9 years.

Director Stock Plan—The Company established a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant up to 90,000 options to acquire its Common Stock to non-employee directors. At December 31, 2006, the total remaining shares available for issuance under the Director Stock Plan is 19,000. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Options granted under the Director Stock Plan have a 10-year contractual term, subject to earlier of expiration on the second anniversary of a director’s termination of service.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The fair value of each non-employee director stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2006	2005	2004
Expected term	8 years	7 years	7 years
Expected volatility	28%	25%	25%
Risk-free interest rate	5.05%	3.83%	4.25%
Dividend yield	1.66%	1.58%	1.66%
Fair value of options granted	$12.73	$10.89	$9.76

The activity related to these director stock options is summarized below:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Aggregate	Contractual
Employee Stock Options	Outstanding	Price	Intrinsic Value	Term (in years)
Outstanding, December 31, 2003	37,000	$17.82
Granted	7,000	$33.43
Exercised	(1,500)	$22.60
Forfeited/Canceled	—	—
Outstanding, December 31, 2004	42,500	$20.22
Granted	7,000	$38.07
Exercised	—	—
Forfeited/Canceled	—	—
Outstanding, December 31, 2005	49,500	$22.75
Granted	8,000	$36.19
Exercised	(4,000)	$30.15
Forfeited/Canceled	(500)	$35.24
Outstanding, December 31, 2006	53,000	$24.09	$1,015,000	5.1
Exercisable, December 31, 2006	52,000	$23.73	$1,015,000	5.0

The total intrinsic value of options exercised by directors during 2006, 2005 and 2004 was $49,000, $0 and $25,000, respectively.

The director options outstanding as of December 31, 2006 are set forth below:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Term (in years)
$10.00—$19.99	25,000	$15.32	2.8
20.00—29.99	9,500	$24.03	5.6
30.00—39.99	17,500	$35.59	8.0
40.00—49.99	1,000	$42.85	9.8
Outstanding, December 31, 2006	53,000	$24.09	5.1

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Share-based compensation	$89	$—	$—
Excess tax benefit related to share-based compensation(1)	17	—	9

(1)          Represents the tax benefits on stock options exercised and share-based compensation.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, there was $7,000 of total unrecognized compensation cost related to nonvested director compensation arrangements. This cost is expected to be recognized over the next three months.

Change of Control Agreements—The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Business Officer. These agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause. The agreements also provide that if the executive is terminated (or in the case of the Chief Executive Officer, resigns) in conjunction with a Change in Control, they are entitled to a severance payment, which is equal to 2.99 times base salary plus target bonus for the President and Chief Executive Officer and 2.00 times base salary plus target bonus for the Chief Financial Officer, Chief Operating Officer, and Chief Business Officer. Except in the case of the Chief Operating Officer, payments under the employment agreements following a Change in Control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the “gross-up” payment) is the same as if such excise tax had not applied.

(16) Other Expenses

Major components of other expenses are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Postage and mailing	$603	$566	$582
Forms and supplies	560	583	578
Telephone	538	584	507
Director fees	434	346	241
Credit card and interchange fees	266	289	323
Charitable contributions	231	246	268
Insurance	227	207	221
Correspondent bank fees	155	154	202
Recruiting	63	130	176
Other	1,992	1,522	1,069
Total	$5,069	$4,627	$4,167

In December 2006, the Company recorded insurance recovery proceeds of $803,000 relating to a loss the Company incurred in the first quarter of 2006 of $868,000. These amounts are recorded net within other expenses in the table above and on the Consolidated Statement of Operations for the year ended December 31, 2006.

(17) Commitments and Contingent Liabilities

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

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

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Commitments to originate or purchase loans and leases	$35,250	$37,623
Unused lines of credit and other commitments	205,673	177,317
Letters of credit	3,353	1,895

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

Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2006 and 2005, the maximum potential amount of future payments under letters of credit was $3.2 million and $1.5 million, respectively. At December 31, 2006 and 2005, cash collateral supported $1.1 million and $1.0 million, respectively, of the outstanding standby letters of credit. The fair value of the guarantees was $24,000 and $11,000, respectively, and is not reflected on the balance sheet.

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)		(In thousands)
Assets:
Cash and due from banks	$24,469	$24,469	$30,177	$30,177
Overnight investments	37,295	37,295	10,370	10,370
Investment securities	103,425	103,425	150,959	150,959
Mortgage-backed securities	240,462	240,462	234,858	234,858
Stock in the FHLB	16,530	16,530	16,062	16,062
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	511,218	509,636	430,337	429,892
Residential mortgage loans	262,391	262,158	304,197	292,703
Consumer and other loans	218,306	216,418	204,104	204,524
Accrued interest receivable	6,755	6,755	6,965	6,965
Liabilities:
Deposits:
Demand deposit accounts	$200,282	$200,282	$185,089	$185,089
NOW accounts	70,736	70,736	89,594	89,594
Money market accounts	6,991	6,991	12,122	12,122
Savings accounts	356,707	356,707	341,115	341,115
Certificate of deposit accounts	381,707	382,403	353,049	353,755
Overnight and short-term borrowings	56,341	56,341	26,238	26,238
Wholesale repurchase agreements	20,000	20,151	20,000	20,014
FHLB borrowings	242,198	242,918	279,973	280,009
Subordinated deferrable interest debentures	18,558	18,708	18,558	20,564
Accrued interest payable	5,084	5,084	2,928	2,928

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2006 and 2005, the Company and the Bank met all applicable minimum capital requirements and were considered “well capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2006:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$121,782	8.37%	$43,658	3.00%	$72,763	5.00%
Tier I capital (to risk-weighted assets)	121,782	12.05%	40,428	4.00%	60,642	6.00%
Total capital (to risk-weighted assets)	134,159	13.27%	80,856	8.00%	101,070	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$104,213	7.18%	$43,540	3.00%	$72,567	5.00%
Tier I capital (to risk-weighted assets)	104,213	10.32%	40,405	4.00%	60,607	6.00%
Total capital (to risk-weighted assets)	116,590	11.54%	80,809	8.00%	101,011	10.00%
At December 31, 2005:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$114,822	8.21%	$41,933	3.00%	$69,889	5.00%
Tier I capital (to risk-weighted assets)	114,822	12.62%	36,394	4.00%	54,592	6.00%
Total capital (to risk-weighted assets)	126,200	13.87%	72,789	8.00%	90,986	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$93,339	6.67%	$41,965	3.00%	$69,941	5.00%
Tier I capital (to risk-weighted assets)	93,339	10.26%	36,378	4.00%	54,566	6.00%
Total capital (to risk-weighted assets)	104,717	11.51%	72,755	8.00%	90,944	10.00%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(20) Earnings Per Share

The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2006	2005	2004
Basic EPS Computation:
Numerator:
Net income (in thousands)	$7,711	$9,569	$8,614
Denominator:
Weighted average shares outstanding	4,766,854	4,478,081	3,975,413
Basic EPS	$1.62	$2.14	$2.17
Diluted EPS Computation:
Numerator:
Net income (in thousands)	$7,711	$9,569	$8,614
Denominator:
Common shares outstanding	4,766,854	4,478,081	3,975,413
Stock options	153,715	214,174	238,281
Restricted stock	—	3,372	6,199
Contingent shares	—	1,507	—
Warrants	—	—	2,963
Total shares	4,920,569	4,697,134	4,222,856
Diluted EPS	$1.57	$2.04	$2.04

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(22) Parent Company Statements

The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):

Balance Sheets

	December 31,
	2006	2005
	(In thousands)
Assets
Assets:
Cash and due from banks	$—	$20
Overnight investments	17,120	21,237
Investment in subsidiaries	113,165	101,973
Prepaid expenses and other assets	437	381
Total assets	$130,722	$123,611
Liabilities and Shareholders’ Equity
Liabilities:
Subordinated deferrable interest debentures	$18,558	$18,558
Other liabilities	79	221
Total liabilities	18,637	18,779
Shareholders’ equity:
Preferred stock: par value $0.01 per share, authorized 1,000,000 shares. Issued and outstanding: none	—	—
Common stock: par value $0.01 per share, authorized 11,000,000 shares. Issued and outstanding: 4,792,380 shares at December 31, 2006 and 4,719,126 shares in December 31, 2005	48	47
Additional paid-in capital	67,960	65,768
Retained earnings	47,091	42,241
Accumulated other comprehensive loss, net	(3,014)	(3,224)
Total shareholders’ equity	112,085	104,832
Total liabilities and shareholders’ equity	$130,722	$123,611

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Income:
Dividends received from subsidiaries	$700	$3,750	$3,500
Interest on overnight investments	945	486	30
Total income	1,645	4,236	3,530
Expenses:
Interest on notes payable	1,460	1,272	1,041
Compensation expense	98	97	130
Directors’ fees	261	118	103
Professional services	550	253	254
Other expenses	3	1	1
Total expenses	2,372	1,741	1,529
Income (loss) before income taxes	(727)	2,495	2,001
Income tax expense (benefit)	(540)	(423)	(504)
Income (loss) before equity in undistributed earnings of subsidiaries	(187)	2,918	2,505
Equity in undistributed earnings of subsidiaries	7,898	6,651	6,109
Net income	$7,711	$9,569	$8,614

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$7,711	$9,569	$8,614
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,898)	(6,651)	(6,109)
Share-based compensation expense	186	82	35
Tax benefit from stock option exercises	—	309	113
(Increase) decrease in other assets	(56)	107	(91)
Increase (decrease) in other liabilities	(142)	8	110
Other, net	(1)	—	1
Net cash provided by operating activities	(200)	3,424	2,673
Cash flows from financing activities:
Proceeds from notes payable	—	—	5,155
Investment in subsidiaries	(3,000)	(5,250)	(5,155)
Proceeds from issuance of common stock	1,663	22,532	1,266
Tax benefit from stock option exercises	261	—	—
Dividends on common stock	(2,861)	(2,701)	(2,315)
Net cash used by financing activities	(3,937)	14,581	(1,049)
Net increase (decrease) in cash and due from banks	(4,137)	18,005	1,624
Cash and cash equivalents at beginning of year	21,257	3,252	1,628
Cash and cash equivalents at end of year	$17,120	$21,257	$3,252
Supplementary disclosures:
Cash paid (received) for income taxes	$(1,011)	$(542)	$(508)
Non-cash transactions:
Change in other comprehensive income, net of taxes	210	(3,882)	(897)

The Parent Company’s Statements of Changes in Shareholders’ Equity is identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore is not presented here.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (Continued)

(23) Quarterly Results of Operations (unaudited)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$19,395	$19,762	$21,017	$21,028
Interest expense	8,345	9,433	10,341	10,855
Net interest income	11,050	10,329	10,676	10,173
Provision for loan and lease losses	267	435	400	100
Net interest income after provision for loan and lease losses	10,783	9,894	10,276	10,073
Noninterest income	2,305	2,815	1,544	2,324
Noninterest expense	10,824	9,725	9,504	8,674
Income before taxes	2,264	2,984	2,316	3,723
Income taxes	739	978	673	1,186
Net income	$1,525	$2,006	$1,643	$2,537
Basic EPS	$0.32	$0.42	$0.34	$0.53
Diluted EPS	$0.31	$0.41	$0.33	$0.51

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$15,745	$17,068	$17,862	$18,845
Interest expense	5,374	6,298	7,095	7,852
Net interest income	10,371	10,770	10,767	10,993
Provision for loan and lease losses	300	354	415	377
Net interest income after provision for loan and lease losses	10,071	10,416	10,352	10,616
Noninterest income	2,075	2,445	2,581	2,173
Noninterest expense	8,512	9,125	9,156	9,527
Income before taxes	3,634	3,736	3,777	3,262
Income taxes	1,227	1,276	1,310	1,027
Net income	$2,407	$2,460	$2,467	$2,235
Basic EPS	$0.60	$0.55	$0.53	$0.47
Diluted EPS	$0.57	$0.52	$0.50	$0.46