Form 10-Q
period 2007-03-31
BANCORP RHODE ISLAND INC
filed 2007-05-09
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: March 31, 2007

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2007:

Common Stock - Par Value $0.01	4,845,821 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-30
Item 4.	Controls and Procedures	30

Part II - Other Information

Item 1	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signature Page	33

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31, 2007	December 31, 2006

	(In thousands)

ASSETS:
Cash and due from banks	$21,170	$24,469
Overnight investments	35,409	37,295

Total cash and cash equivalents	56,579	61,764
Investment securities available for sale (amortized cost of $121,221 and
$104,266 at March 31, 2007 and December 31, 2006, respectively)	120,481	103,425
Mortgage-backed securities available for sale (amortized cost of
$232,895 and $244,258 at March 31, 2007 and December 31,
2006, respectively)	230,174	240,462

Total securities available for sale	350,655	343,887
Stock in Federal Home Loan Bank of Boston	15,671	16,530
Loans and leases receivable:
Commercial loans and leases	532,452	519,790
Residential mortgage loans	258,981	263,945
Consumer and other loans	216,015	220,557

Total loans and leases receivable	1,007,448	1,004,292
Allowance for loan and lease losses	(12,438)	(12,377)

Net loans and leases receivable	995,010	991,915
Premises and equipment, net	14,806	13,736
Goodwill, net	11,317	11,317
Accrued interest receivable	6,910	6,755
Investment in bank-owned life insurance	23,400	23,148
Prepaid expenses and other assets	8,809	10,047

Total assets	$1,483,157	$1,479,099

LIABILITIES:
Deposits:
Demand deposit accounts	$181,513	$200,282
NOW accounts	79,002	70,736
Money market accounts	6,697	6,991
Savings accounts	371,105	356,707
Certificate of deposit accounts	390,295	381,707

Total deposits	1,028,612	1,016,423
Overnight and short-term borrowings	51,602	56,341
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	242,176	242,198
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	16,852	13,494

Total liabilities	1,367,800	1,367,014

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,845,821 shares and 4,792,380 shares,
respectively	48	48
Additional paid-in capital	69,236	67,960
Treasury stock, at cost (5,000 shares at March 31, 2007)	(223)	--
Retained earnings	48,545	47,091
Accumulated other comprehensive loss, net	(2,249)	(3,014)

Total shareholders' equity	115,357	112,085

Total liabilities and shareholders' equity	$1,483,157	$1,479,099

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,

	2007	2006

	(Dollars and shares in thousands except per share data)
Interest and dividend income:
Loans and leases	$16,332	$14,829
Available for sale securities	4,202	4,325
Overnight investments	287	30
Federal Home Loan Bank of Boston stock dividends	281	211

Total interest and dividend income	21,102	19,395

Interest expense:
Deposits	7,051	4,486
Overnight and short-term borrowings	667	315
Wholesale repurchase agreements	196	189
Federal Home Loan Bank of Boston borrowings	2,591	3,007
Subordinated deferrable interest debentures	369	348

Total interest expense	10,874	8,345

Net interest income	10,228	11,050
Provision for loan and lease losses	100	267

Net interest income after provision for loan and lease losses	10,128	10,783

Noninterest income:
Service charges on deposit accounts	1,316	1,187
Commissions on lease originated for others	342	62
Income from bank-owned life insurance	251	179
Loan related fees	155	144
Commissions on nondeposit investment products	120	312
Commissions on loans originated for others	45	23
Other income	333	398

Total noninterest income	2,562	2,305

Noninterest expense:
Salaries and employee benefits	5,262	5,507
Occupancy	906	873
Data processing	704	737
Professional services	373	416
Marketing	652	340
Equipment	333	379
Loan servicing	193	198
Loan workout and other real estate owned expense	9	143
Loss on note receivable	--	868
Other expenses	1,079	1,363

Total noninterest expense	9,511	10,824

Income before income taxes	3,179	2,264
Income tax expense	1,001	739

Net income	$2,178	$1,525

Weighted average shares outstanding - basic	4,815	4,746
Weighted average shares outstanding - diluted	4,962	4,906

Per share data:
Basic earnings per common share	$0.45	$0.32
Diluted earnings per common share	$0.44	$0.31
Cash dividends declared per common share	$0.15	$0.15


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Three months ended March 31,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands)
2006
Balance at December 31, 2005	$47	$65,768	$ --	$42,241	$(3,224)	$104,832
Net income	--	--	--	1,525	--	1,525
Other comprehensive loss:
Unrealized holding losses on securities available for sale, net of taxes of $1,239					(2,301)	(2,301)

Total comprehensive income						(776)

Exercise of stock options	1	881	--	--	--	882
Share-based compensation	--	6	--	--	--	6
Excess tax benefit from exercise of stock options	--	122	--	--	--	122
Dividends on common stock ($ 0.15 per common share)	--	--	--	(714)	--	(714)

Balance at March 31, 2006	$48	$66,777	$ --	$43,052	$(5,525)	$104,352

2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	2,178	--	2,178
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(411)					765	765

Total comprehensive income						2,943

Exercise of stock options	--	785	--	--	--	785
Stock repurchase	--	--	(223)	--	--	(223)
Share-based compensation	--	38	--	--	--	38
Excess tax benefit from exercise of stock options	--	453	--	--	--	453
Dividends on common stock ($ 0.15 per common share)	--	--	--	(724)	--	(724)

Balance at March 31, 2007	$48	$69,236	$(223)	$48,545	$(2,249)	$115,357

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31

	2007	2006

	(In thousands)
Cash flows from operating activities:
Net income	$ 2,178	$1,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	(164)	255
Provision for loan and lease losses	100	300
Income from bank-owned life insurance	(251)	(179)
Share-based compensation expense	38	6
Increase in accrued interest receivable:	(155)	(179)
Decrease in prepaid expenses and other assets	827	1,315
Increase (decrease) in other liabilities	3,358	(1,673)
Other, net	6	6

Net cash provided by operating activities	5,937	1,376

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(24,992)	(8,000)
Maturities and principal repayments	8,006	--
Mortgage-backed securities available for sale:
Purchases	--	10,617
Maturities and principal repayments	11,339	--
Net (increase) decrease in loans and leases	11,506	1,100
Purchases of loans and leases, including purchased interest	(13,979)	(7,502)
Proceeds from sale (purchase) of Federal Home Loan Bank of Boston stock	859	(468)
Capital expenditures for premises and equipment	(1,580)	(986)
Purchase of bank-owned life insurance	--	(1,108)

Net cash used by investing activities	(8,841)	(6,347)

Cash flows from financing activities:
Net increase (decrease) in deposits	12,189	(24,836)
Net increase (decrease) in overnight and short-term borrowings	(4,739)	2,145
Proceeds from long-term borrowings	30,000	100,000
Repayment of long-term borrowings	(40,022)	(86,595)
Exercise of stock options	785	882
Purchase of treasury stock	(223)	--
Excess tax benefit from exercise of stock options	453	122
Dividends on common stock	(724)	(714)

Net cash used in financing activities	(2,281)	(8,996)

Net decrease in cash and cash equivalents	(5,185)	(13,967)
Cash and cash equivalents at beginning of period	61,764	40,547

Cash and cash equivalents at end of period	$ 56,579	$ 26,580

Supplementary Disclosures:
Cash paid for interest	$ 11,725	$ 8,352
Cash paid for income taxes	12	20
Non-cash transactions:
Change in accumulated other comprehensive loss, net	765	(2,301)

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Notes to Consolidated Financial Statements

(1) Basis of Presentation

      Bancorp Rhode Island, Inc. (the "Company"), a Rhode Island corporation, is the holding company for Bank Rhode Island (the "Bank"). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank and its subsidiaries.

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

      The unaudited interim consolidated financial statements of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders' equity.

      The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

(2) Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of additional common stock that then share in the earnings of the Company.

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


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

      Management's methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans or leases deemed to be impaired, reserve allocations for various loan and lease types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including, but not limited to, the growth, composition and quality of the loan portfolio, historical loss experience, industry loss experience and general economic conditions. Management employs a similar process with respect to unfunded lending commitments. While management evaluates currently available information in establishing the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan and lease portfolio. The Company's primary concern is the appropriateness of the total allowance for loan and lease losses, as well as the reserve for unfunded lending commitments. Management performs a comprehensive review of the allowance for loan and lease losses and the reserve for unfunded lending commitments on a quarterly basis.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

An analysis of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006

Allowance for Loan and Lease Losses	(In thousands)
Balance at beginning of period	$12,377	$11,665
Loans charged-off	(48)	(519)
Recoveries of loans previously charged-off:	9	29
Provision for loan and lease losses charged against income	100	1,202

Balance at end of period	12,438	12,377

Reserve for Unfunded Lending Commitments(1)
Balance at beginning of period	567	503
Provision for unfunded lending commitments	23	64

Balance at end of period	590	567

Allowance for Credit Losses
Balance at end of period	$13,028	$12,944

(1)	In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.


The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:
	March 31, 2007	December 31, 2006

Allowance for Loan and Lease Losses	(In thousands)
Loan category
Commercial loans and leases	$ 8,011	$ 7,944
Residential mortgage loans	1,385	1,440
Consumer and other loans	2,030	2,086
Unallocated	1,012	907

Total	$12,438	$12,377

(4) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $143,000 and $151,000 for the three months ending March 31, 2007 and 2006, respectively. Accrued liabilities associated with the SERPs were $2.4 million and $2.2 million for March 31, 2007 and December 31, 2006, respectively.

(5) Income Taxes

      Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes." The adoption of FIN 48 did not have a material impact on our financial statements.

      The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more likely than not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold are recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the first subsequent reporting period in which the threshold is no longer met.

      The Company had no unrecognized tax benefits at both January 1, 2007 and March 31, 2007. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate.

      As of both January 1, 2007 and March 31, 2007, the Company did not have any accrued income tax-related interest and penalties. The Company's policy is to classify income tax related interest and penalties as a component of income tax expense.

      The Company's federal income tax returns are open and subject to examination from the 2003 tax return year and forward. The Company's state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.


(6) Recent Accounting Pronouncements

      In March 2006, the FASB Emerging Issues Task Force ("EITF") issued interpretive guidance in Issue 06-4 ("EITF 06-4"), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies will be required to record a liability upon adoption of EITF 06-4, which is effective for periods beginning after December 15, 2007. The Company is currently evaluating the impact EITF 06-4 will have on its consolidated financial statements upon adoption on January 1, 2008.

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

      In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements upon adoption on January 1, 2008.


BANCORP RHODE ISLAND, INC. Management's Discussion and Analysis

ITEM 2. Management's Discussion and Analysis

General

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company's common stock is traded on the Nasdaq Global Select MarketSM under the symbol "BARI". The Company's financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company's 2006 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, which is now reported as a component of the allowance for credit losses, and review of goodwill for impairment and income taxes as the Company's most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Overview

      The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets ("net interest margin"), and the quality of the Company's assets.

      The Company's net interest income represents the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on page 25. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 24.


      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk". How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 29.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company makes timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 17.

      The Company's business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as "core deposit accounts". This strategy is based on the Company's belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses, which makes deployment of funds in the commercial lending area practicable. Commercial loans are attractive to the Company, among other reasons, because of their higher yields. Similarly, core deposits are attractive to the Company because of their generally lower interest cost and potential for fee income.

      The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank's first acquisition, acquiring the operations of an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to increase its portfolio of equipment leases, as well as generating additional income by originating equipment leases for third parties. The Company also has introduced Macrolease to the Bank's commercial customers, thereby expanding the Bank's product offerings.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2006 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits has remained intense during the past few years. This competition has resulted in increases in competitors' advertising and promotional product offerings in print and television media, as well as direct mailings.

      For the three months ended March 31, 2007, approximately 80.0% of the Company's revenues (defined as net interest income plus noninterest income) are derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has attempted to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Consistent with recent periods, the largest source of noninterest income for the Company is service charges on deposit accounts. In the current quarter, the Company experienced growth in commissions on leases originated for third parties.

      The future operating results of the Company will again depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Balance sheet data:
Total assets (a)	$1,483,157	$1,479,099	$1,496,855	$1,467,128	$1,431,376
Loans and leases receivable	1,007,448	1,004,292	1,008,148	996,838	957,408
Securities available for sale	350,655	343,887	327,198	363,708	379,594
Core deposits (b)	638,317	634,716	620,743	632,104	607,794
Certificates of deposit	390,295	381,707	366,880	360,407	348,339
Borrowings	322,336	337,097	362,483	359,190	360,319
Total shareholders' equity	115,357	112,085	109,387	104,579	104,352

Core deposit ratio	62.1%	62.4%	62.9%	63.7%	63.6%

(a)

The Company has reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

(b)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by $4.1 million since December 31, 2006. The total loan and lease portfolio increased by $3.2 million from the prior year-end, highlighted by an increase in commercial loans and leases of $12.7 million, or 2.4%, during the first quarter of 2007. The available for sale security portfolio moderately increased $6.8 million, or 2.0%, since year-end. From a liability perspective, the Bank increased both core and total deposits, while decreasing total borrowings. The Bank increased its core deposits by $3.6 million, or 0.6%, despite the normal first quarter seasonal decline in demand deposit accounts (decrease of $18.8 million, or 9.4%, since year-end). Within deposits, customer demand remained strong for higher-yielding term deposit accounts (also referred to as certificates of deposits or CDs) and also premium rate savings accounts. This demand for higher yields and increases in short-term rates over the past few years have contributed to higher funding costs. Shareholders' equity as a percentage of total assets at March 31, 2007 at 7.8% increased from the December 31, 2006 ratio of 7.6%.

      The Company's financial position at March 31, 2007 as compared to the prior year quarter-end (March 31, 2006) reflects net growth of over $50.0 million in loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $90.9 million (up 20.6%). Consumer loans remained relatively constant, with an overall increase of $2.5 million (up 1.2%). The residential mortgage portfolio (consisting primarily of purchased mortgages) has decreased $43.4 million (down 14.3%) since March 31, 2006. Also, available for sale securities at March 31, 2007 were down $28.9 million from prior year quarter-end balances, with the difference being redeployed into higher-yielding commercial loans and overnight investments. Deposits have increased $72.5 million, or 7.6%, since the prior year quarter-end. This deposit growth was centered in certificates of deposit (up $42.0 million), savings balances (up $27.0 million), demand deposit accounts (up $6.4 million), along with a moderate increase in NOW accounts (up $211,000). These gains were somewhat offset by declines in money market accounts (down $3.0 million). Overall core deposits increased $30.5 million, or 5.0%. Borrowings have decreased since March 31, 2006 by $38.0 million, due in part to the deposit growth noted above.


Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $401.7 million, or 27.1% of total assets, at March 31, 2007, compared to $397.7 million, or 26.9% of total assets, at December 31, 2006, representing an increase of $4.0 million or 1.0%. All $350.7 million of investment securities and MBSs at March 31, 2007 were classified as available for sale. These available for sale securities carried a total of $3.5 million in net unrealized losses at the end of the quarter, compared to $4.6 million of net unrealized losses at December 31, 2006.

      The available for sale securities have been deemed to be not other-than-temporarily impaired after considering that substantially all available for sale securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity. In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first quarter of 2007, the Company purchased $25.0 million of available for sale securities, while maturities and principal repayments totaled $19.3 million. Current market conditions have generally made purchases of available for sale securities less attractive than deploying funds in higher-yielding internally generated assets or holding available funds in overnight investments.

Loans and Leases

      Total loans and leases at both March 31, 2007 and December 31, 2006 were $1.0 billion, or 67.9% of total assets. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of March 31, 2007 are segmented in three broad categories: commercial loans and leases that aggregate $532.5 million, or 52.9% of the portfolio; residential mortgages that aggregate $259.0 million, or 25.7% of the portfolio; and consumer and other loans that aggregate $216.0 million, or 21.4% of the portfolio.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, business lending, equipment leases, multi-family real estate, construction and small business loans) increased $12.7 million, or 2.4%, during the first three months of 2007.

      Towards the end of 2006, the Bank reorganized its business lending function. The business lending group now concentrates its efforts on business lending relationships primarily in excess of $1.0 million. Business lending relationships of up to $1.0 million can now be originated by the Bank's business development group. This group formerly only originated business loans involving relationships under $250,000. Additionally, business loans under $100,000 can be originated by our retail branch system. Underwriting, processing and monitoring of the bulk of business credit relationships of under $1.0 million have been moved to the Bank's new lending services unit ("LSU"). Management believes this reorganization will enhance the Bank's ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and improved monitoring of these credits.

      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, owner-occupied commercial real estate loans increased $5.7 million, or 4.1%, since year-end.


      The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. At March 31, 2007, leases comprised 13.3% of the commercial loan and lease portfolio, with $43.0 million of Macrolease-generated leases and $27.8 million of government leases.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2006, nonowner-occupied real estate loans are up $2.7 million, or 2.7%.

      At March 31, 2007, small business loans were $42.3 million, compared to $41.8 million at December 31, 2006, representing 8.0% of the commercial portfolio at each period end. These loans reflect those historically originated by the Bank's small business lending group and branch system and now originated by the Bank's business development group and branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

      The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank's various lending groups.

      The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on generation of small- to medium-sized commercial relationships (those with $10 million or less in total loan commitments). Unlike most community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

Residential mortgage loans - During the first three months of 2007, residential mortgage loans decreased $5.0 million, or 1.9%, as repayments ($10.7 million) exceeded total purchases ($5.7 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank may purchase residential mortgage loans as opportunities arise. At March 31, 2007, the Bank did not have commitments to purchase residential mortgage loans within the next 60 days.

Consumer loans - The consumer loan portfolio decreased $4.5 million in total, or 2.1%, during the first three months of 2007. This decline has largely corresponded with the softening of local market area housing prices that first started in the latter portion of 2006; the Company believes the softening prices have discouraged consumers from borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics in the current interest rate environment.


The following is a summary of loans and leases receivable:

	March 31, 2007	December 31, 2006

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 146,538	$ 140,812
Commercial real estate - nonowner occupied	105,115	102,390
Commercial and industrial	98,029	106,017
Small business	42,401	41,785
Multi-family	37,648	34,294
Construction	32,407	37,237
Leases and other	76,498	62,979

Subtotal	538,636	525,514
Unearned lease income	(7,231)	(6,651)
Net deferred loan origination costs	1,047	927

Total commercial loans and leases	532,452	519,790

Residential mortgage loans:
One- to four-family adjustable rate	161,869	165,140
One- to four-family fixed rate	95,236	96,880

Subtotal	257,105	262,020
Premium on loans acquired	1,926	1,979
Net deferred loan origination fees	(50)	(54)

Total residential mortgage loans	258,981	263,945

Consumer loans:
Home equity - term loans	150,087	152,484
Home equity - lines of credit	62,301	64,208
Savings secured	601	587
Installment	463	506
Automobile	160	178
Unsecured and other	919	1,088

Subtotal	214,531	219,051
Net deferred loan origination costs	1,484	1,506

Total consumer loans	216,015	220,557

Total loans and leases receivable	$1,007,448	$1,004,292

Deposits

      Total deposits increased by $12.2 million, or 1.2%, during the first three months of 2007, from $1.02 billion, or 68.7% of total assets, at December 31, 2006, to $1.03 billion, or 69.4% of total assets, at March 31, 2007.


The following table sets forth certain information regarding deposits:

	March 31, 2007			December 31, 2006

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 79,002	7.7%	0.60%	$ 70,736	7.0%	0.67%
Money market accounts	6,697	0.7%	2.35%	6,991	0.7%	2.69%
Savings accounts	371,105	36.1%	2.89%	356,707	35.1%	2.81%
Certificate of deposit accounts	390,295	37.9%	4.62%	381,707	37.5%	4.45%

Total interest bearing deposits	847,099	82.4%	3.47%	816,141	80.3%	3.40%
Noninterest bearing accounts	181,513	17.6%	--	200,282	19.7%	--

Total deposits	$1,028,612	100.0%	2.86%	$1,016,423	100.0%	2.73%

      The overall composition of total deposits remained relatively the same during the first three months of the year. At March 31, 2007, core deposit accounts comprised 62.1% of total deposits, compared to 62.4% of total deposits at December 31, 2006. The Bank continues its strategy of emphasizing the normally lower cost core deposits over CDs. However, during the past three months, as was the case for most of 2006, the Bank offered higher-yielding savings accounts in an effort to retain and attract deposits. In addition, demand for CDs remained strong, as it had during 2006.

      Throughout 2006 and into 2007, competition for deposits has been intense. In this competitive deposit gathering and rate environment, total deposits increased $12.2 million as compared to December 31, 2006. Savings and CD accounts grew $14.4 million and $8.6 million, respectively, over the past three months. In the first quarter, the Bank reduced its brokered CD amount by $10.0 million to stand at $20.0 million at March 31, 2007, or 1.9% of total deposits. The Bank may utilize brokered CDs if their rates are attractive compared to wholesale funding. NOW and money market accounts increased $8.0 million in aggregate. Offsetting the growth in these deposit categories was the normal demand deposit account seasonal decline from year-end (down $18.8 million). However, as compared to the end of the first quarter of 2006, demand deposit accounts were up $6.4 million.

Borrowings

      Overnight and short-term borrowings decreased $4.7 million during the first three months of 2007 as compared to the December 31, 2006 amount of $56.3 million. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. FHLB borrowings remained consistent with the December 31, 2006 amount of $242.2 million. During the first quarter, wholesale repurchase agreements declined by $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

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


      Nonperforming assets - At March 31, 2007, the Company had nonperforming assets of $1.8 million, which represented 0.12% of total assets. This compares to nonperforming assets of $1.4 million, or 0.10% of total assets, at December 31, 2006. Total nonperforming assets at March 31, 2007 consisted of nonaccrual loans and leases with commercial loans and leases aggregating $697,000, residential mortgage loans aggregating $940,000 and commercial loans and leases 90 days past due, but still accruing of $120,000. The Bank believes it is well-secured in its commercial and residential credits as the underlying collateral values exceed the value of the loans and leases. Nonperforming assets at December 31, 2006 were primarily comprised of nonaccrual residential and commercial loans. The increase in nonperforming assets relates primarily to a few commercial loans and leases.

      Included in nonaccrual loans and leases at March 31, 2007 were $638,000 of impaired loans and leases, with specific reserves against these impaired loans and leases of $143,000. At December 31, 2006, there were no impaired loans and leases and thus, no specific reserve allocated to impaired loans and leases. The increase in nonaccrual loans and leases since year-end relates primarily to a few commercial loans and leases.

      The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets may increase, as may its level of charged-off loans.

Delinquencies - At March 31, 2007, loan balances of $637,000 were 60 to 89 days past due, up from $476,000 at December 31, 2006.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	March 31, 2007	December 31, 2006

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$1,637	$1,407
Loans and leases past due 90 days or more, but still accruing	120	6
Impaired loans and leases (not included in nonaccrual loans and leases)	--	--

Total nonperforming loans and leases	1,757	1,413
Other real estate owned	--	--

Total nonperforming assets	$1,757	$1,413

Delinquent loans 60-89 days past due	$ 637	$ 476

Nonperforming loans and leases as a percent of total loans and leases	0.17%	0.14%
Nonperforming assets as a percent of total assets	0.12%	0.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.06%	0.05%

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


      At March 31, 2007, the Company had $9.2 million of assets that were classified as substandard. This compares to $8.2 million of assets that were classified as substandard at December 31, 2006. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2007, included in the assets that were classified as substandard were $7.4 million of performing loans. This compares to $6.8 million of adversely classified performing loans as of December 31, 2006. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the March 31, 2007 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. If a significant downturn in the local or regional market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets may increase. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Credit Losses

      The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. In the third quarter of 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The allowance for credit losses was $13.0 million at March 31, 2007, compared to $12.9 million at December 31, 2006.

      During the first three months of 2007, the Company made additions to the allowance for loan and lease losses of $100,000 and experienced net charge-offs of $39,000. The net charge-offs were primarily from small business loans. At March 31, 2007, the allowance for loan and lease losses stood at $12.4 million and represented 707.9% of nonperforming loans and 1.23% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.4 million, representing 875.9% of nonperforming loans and 1.23% of total loans and leases outstanding at December 31, 2006.

      During the first three months of 2007, the Company increased the reserve for unfunded lending commitments by $23,000, bringing the balance to $590,000 at March 31, 2007. This compares to the December 31, 2006 balance in the reserve for unfunded lending commitments of $567,000.


An analysis of the activity in the allowance for credit losses is as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006

	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of period	$12,377	$11,665
Loans charged-off:
Commercial loans and leases	(36)	(472)
Residential mortgage loans	--	--
Consumer and other loans	(12)	(47)

Total loans charged-off	(48)	(519)

Recoveries of loans previously charged-off:
Commercial loans and leases	4	19
Residential mortgage loans	--	--
Consumer and other loans	5	10

Total recoveries of loans previously charged-off	9	29

Net (charge-offs)	(39)	(490)
Provision for loan and lease losses charged against income	100	1,202

Balance at end of period	12,438	12,377

Reserve for Unfunded Lending Commitments
Balance at beginning of period	567	503
Provision for unfunded lending commitments	23	64

Balance at end of period	590	567

Allowance for Credit Losses
Balance at end of period	$13,028	$12,944

      Assessing the appropriateness of the allowance for credit losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Management employs a similar process with respect to unfunded lending commitments. Based on this evaluation, management believes that the allowance for credit losses, as of March 31, 2007, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.0 million at March 31, 2007, compared to $907,000 at December 31, 2006.


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

Results of Operations -Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three month periods indicated:

(In thousands, except per share data)	For the three month periods ended
	March 31, 2007	December 31, 2006		September 30, 2006		June 30, 2006	March 31, 2006

Income statement data:
Net interest income	$10,228	$10,173		$10,676		$10,329	$11,050
Noninterest income	2,562	2,324		1,544	(a)	2,815	2,305
Noninterest expense (c)	9,511	8,674	(b)	9,504		9,725	10,824	(b)
Net income	2,178	2,537		1,643		2,006	1,525

Per share data:
Diluted earnings per share	$ 0.44	$ 0.51		$ 0.33		$ 0.41	$ 0.31
Dividends per common share	0.15	0.15		0.15		0.15	0.15

Operating ratios:
Net interest margin	2.97%	2.91%		3.08%		3.01%	3.25%
Return on average assets	0.61%	0.69%		0.45%		0.56%	0.43%
Return on average equity	7.79%	9.11%		6.10%		7.69%	5.89%
Efficiency ratio (c)	74.36%	69.41%		77.78%		73.99%	81.05%

(a)

Noninterest income for the three month period ended September 30, 2006 includes losses on sales of available for sale securities of $858,000 incurred by the Company as it restructured a portion of its investment portfolio during that quarter.

(b)

Noninterest expense for the three month period ended March 31, 2006 reflects a non-recurring loss of $868,000. Noninterest expense for the three month period ended December 31, 2006 reflects the recovery of $803,000 of insurance proceeds relating to this loss.

(c)

Effective September 30, 2006, the Company reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

      The Company reported 2007 first quarter net income of $2.2 million, down $359,000, or 14.2%, from the prior quarter (three months ended December 31, 2006). Net income was up $653,000, or 42.8%, on a comparative quarter basis (as compared to the three months ended March 31, 2006). Diluted earnings per common share ("EPS") changed in a similar fashion as EPS decreased 14.3% on a linked-quarter basis (as compared to the three months ended December 31, 2006) and increased 41.2% as compared to the same quarter a year ago.

      The Company's GAAP earnings and GAAP EPS for the first and fourth quarters of 2006 were significantly affected by two related events. In the first quarter of 2006, the Company incurred a non-recurring loss of $868,000, while in the fourth quarter of 2006, the Company recovered $803,000 of insurance proceeds relating to this loss.


      To provide additional analysis regarding the Company's operating results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described above. Management believes this information is useful to the investor in comparing the Company's operating results to those from prior periods.

(In thousands, except per share data)	Quarter Ended March 31, 2007	Quarter Ended December 31, 2006	Quarter Ended March 31, 2006

Net income (GAAP)	$2,178	$2,537	$1,525
Adjust for:
Non-recurring loss. net of tax	--	--	564
Insurance proceeds, net of tax	--	(522)	--

Pro forma net income	$2,178	$2,015	$2,089

Diluted earnings per share (GAAP)	$0.44	$0.51	$0.31
Effect of:
Non-recurring loss, net of tax	--	--	0.12
Insurance proceeds, net of tax	--	(0.10)	--

Pro forma diluted earnings per share	$0.44	$0.41	$0.43

	Quarter Ended March 31, 2007

	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	0.61%	7.79%	74.36%
Effect of:
Non-recurring loss, net of tax	--	--	--
Insurance proceeds, net of tax	--	--	--

Pro forma ratios	0.61%	7.79%	74.36%

	Quarter Ended December 31, 2006

	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	0.69%	9.11%	69.41%
Effect of:
Non-recurring loss, net of tax	--	--	--
Insurance proceeds, net of tax	-0.14%	-1.87%	6.42%

Pro forma ratios	0.55%	7.24%	75.83%

	Quarter Ended March 31, 2006

	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	0.43%	5.89%	81.05%
Effect of:
Non-recurring loss, net of tax	0.16%	2.17%	-6.50%
Insurance proceeds, net of tax	--	--	--

Pro forma ratios	0.59%	8.06%	74.55%


      On a pro forma operating basis, net income increased by $163,000 (up 8.1%) and EPS increased by 7.9% as compared to the fourth quarter of 2006. Additionally, 2007 first quarter pro forma net income and EPS were up 4.3% and 3.1%, respectively, compared to the same period a year ago. These increases have come largely through gains in noninterest income and through noninterest expense control, as net interest income continues to be affected by net interest margin compression.

      The increase in first quarter 2007 net interest income as compared to the fourth quarter of 2006 was due in part to increased yields on commercial loans and leases of 12 basis points ("bps") and investment securities of 43 bps. Overall, the yield on earning assets increased 15 bps, while the cost of liabilities rose 10 bps. The key driver in the rise in liability costs was an increase in the rates paid on CDs (up 19 bps), as overall competition for deposits has led to these increased liability costs. Compared to the first quarter of 2006, the net interest margin for the three months ended March 31, 2007 decreased 28 bps to 2.97%. In comparison to the same period a year ago, the flat-to-inverted yield curve and increases in short-term rates, in addition to competition for deposits, loans and customers in the Company's market area, have resulted in increases in cost of funds outpacing increases in earning asset yields for the current quarter.

      Noninterest income increased for the first quarter of 2007, both in comparison to the fourth quarter of 2006 and to the first quarter a year ago by $238,000 and $257,000, respectively. Significant drivers of this growth were commissions on leases originated for third parties and income from bank-owned life insurance ("BOLI"), which benefited from the tax-free exchange the Company entered into in late 2006. The Company also experienced solid increases in its largest component of noninterest income, service charges on deposit accounts. Compared to the previous quarter, deposit service charges were up $38,000, or 3.0%, and were up $129,000, or 10.9%, compared to the first quarter a year ago.

      Noninterest expenses for the current quarter were consistent with the pro forma amounts for the three months ended December 31, 2006, with a net increase of $34,000, or 0.4%. The Company maintained its noninterest expense level despite the normal seasonal increases in salaries and benefits and additional professional services costs incurred with the Company's contested election for its Board of Directors. Excluding the aforementioned non-recurring loss of $868,000 incurred in the first quarter of 2006, the Company reduced noninterest expenses by $445,000, or 4.5%. Salaries and benefits were down $245,000, or 4.4%, with additional savings in loan workout, equipment and data processing costs. These savings more than offset the Company's increased expenses for professional services.

      The Company's key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the first quarter of 2007 were up from the pro forma ratios for the fourth quarter of 2006 and relatively consistent with the pro forma ratios for the first quarter of 2006. Throughout 2007, the Company will look to further capitalize upon the efficiencies identified during its ongoing operational process review in an effort to improve the Company's operating performance.

Results of Operations - Comparison of the Three Months Ended March 31, 2007 and 2006

Net Interest Income

      For the three month period ended March 31, 2007, net interest income was $10.2 million, compared to $11.1 million for the 2006 period. The net interest margin for the first quarter of 2007 of 2.97% was down from the net interest margin for the 2006 period of 3.25%. The decrease in net interest income of $822,000 or 7.4%, and margin decrease of 28 bps were attributable to the flat-to-inverted shape of the yield curve, increases in short-term rates and competition for deposits, loans and customers in our market area. Average earning assets were $16.5 million, or 1.2%, higher, and average interest-bearing liabilities were $6.9 million, or 0.6%, higher, than the comparable period a year earlier.


      Average Balances, Yields and Costs - The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans. Available for sale securities are stated at amortized cost.

(In thousands)	For the three months ended March 31,

	2007			2006

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 21,329	$ 287	5.46%	$ 4,904	$ 30	2.44%
Investment securities	107,614	1,333	4.96%	157,259	1,671	4.25%
Mortgage-backed securities	239,235	2,869	4.80%	232,519	2,654	4.57%
Stock in the FHLB	15,881	281	7.18%	16,299	211	5.25%
Loans receivable:
Commercial loans and leases	520,279	9,479	7.38%	439,598	7,685	7.09%
Residential mortgage loans	260,714	3,501	5.37%	305,609	4,082	5.34%
Consumer and other loans	218,020	3,352	6.24%	210,360	3,062	5.90%

Total earning assets	1,383,072	21,102	6.15%	1,366,548	19,395	5.72%

Cash and due from banks	23,282			23,287
Allowance for loan and lease losses	(12,391)			(11,706)
Premises and equipment	14,757			15,156
Goodwill, net	11,317			11,234
Accrued interest receivable	5,685			5,803
Bank-owned life insurance	23,232			19,796
Prepaid expenses and other assets	9,428			9,296

Total assets	$1,458,382			$1,439,414

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 64,285	101	0.64%	$ 79,964	103	0.52%
Money market accounts	6,660	38	2.29%	11,455	38	1.33%
Savings accounts	361,539	2,472	2.77%	333,046	1,377	1.68%
Certificate of deposit accounts	392,144	4,440	4.59%	349,456	2,968	3.44%
Overnight and short-term borrowings	53,466	667	5.06%	31,278	315	4.09%
Wholesale repurchase agreements	15,778	196	4.97%	20,000	189	3.84%
FHLB borrowings	236,584	2,591	4.44%	298,380	3,007	4.09%
Subordinated deferrable interest debentures	18,558	369	8.02%	18,558	348	7.61%

Total interest-bearing liabilities	1,149,014	10,874	3.84%	1,142,137	8,345	2.96%

Noninterest-bearing deposits	180,781			174,451
Other liabilities	15,234			17,754

Total liabilities	1,345,029			1,334,342

Shareholders' Equity:	113,353			105,072

Total liabilities and shareholders' equity	$1,458,382			$1,439,414

Net interest income		$10,228			$11,050

Net interest rate spread			2.31%			2.76%
Net interest rate margin			2.97%			3.25%


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

	Three Months Ended March 31, 2007 vs. 2006 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ 69	$ 188	$ 257
Investment securities	232	(570)	(338)
Mortgage-backed securities	129	86	215
Stock in the FHLB	76	(6)	70
Commercial loans and leases	299	1,495	1,794
Residential mortgage loans	22	(603)	(581)
Consumer and other loans	201	89	290

Total interest income	1,028	679	1,707

Interest expense:
NOW accounts	20	(22)	(2)
Money market accounts	20	(20)	--
Savings accounts	968	127	1,095
Certificate of deposit accounts	1,078	394	1,472
Overnight and short-term borrowings	88	264	352
Wholesale repurchase agreements	52	(45)	7
FHLB borrowings	246	(662)	(416)
Subordinated deferrable interest debentures	21	--	21

Total interest expense	2,493	36	2,529

Net interest income	$(1,465)	$ 643	$ (822)

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.8 million for the quarter ended March 31, 2007, compared to $4.6 million for the 2006 period. The increase in total investment income was $204,000, or 4.5%. Investment income for the current quarter benefited from the higher-yielding securities the Company purchased as part of the investment portfolio restructuring conducted in the third quarter of 2006.

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

Interest Income - Loans and Leases - Interest from loans and leases was $16.3 million for the three months ended March 31, 2007, and represented a yield on total loans and leases of 6.60%. This compares to $14.8 million of interest, and a yield of 6.27%, for the first quarter of 2006. Increased interest income resulting from the growth in the average balance of loans and leases of $43.4 million, or 4.5%, was augmented by an increase in the yield on loans and leases of 34 bps.


      The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2006 as follows: commercial loans and leases increased $80.7 million, or 18.4%, and consumer and other loans increased $7.7 million, or 3.6%, while residential mortgage loans decreased $44.9 million, or 14.7%. Changes in the average yields from the first quarter of 2006 were as follows: commercial loans and leases increased 29 bps, to 7.38%, and consumer and other loans increased 34 bps, to 6.24%, while residential mortgage loans increased 3 bps, to 5.37%. The yields on loans and leases benefited primarily from increases in market interest rates occurring over the past twelve months.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $2.5 million, or 30.3%, to $10.9 million for the three months ended March 31, 2007, from $8.3 million for the same period during 2006. The overall average cost for interest-bearing liabilities increased 88 bps to 3.84% for the first quarter of 2007, compared to 2.96% for the first quarter of 2006. The average balance of total interest-bearing liabilities remained relatively unchanged at $1.1 billion for the three months ended March 31, 2007 and 2006.

      The growth in deposit average balances was centered primarily in CDs (up $42.7 million, or 12.2%) and savings accounts (up $28.5 million, or 8.6%). These increases were somewhat offset by decreases in lower-costing NOW accounts (down $15.7 million, or 19.6%) and money market accounts (down $4.8 million, or 41.9%). Borrowings decreased as compared to the first quarter of 2006, with increases in short-term borrowings (up $22.2 million, or 70.9%) surpassed by larger decreases in FHLB funding (down $61.8 million, or 20.7%), as well as wholesale repurchase agreements (down $4.2 million, or 21.1%).

      The rise in deposit and borrowing costs can be attributed to a number of factors. Customer demand remains strong for higher-yielding deposit products, due in part to increases in short-term rates. Competition for deposits continues to be intense. Additionally, bank advertising has been prevalent in the local market area, which has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered not only the typically higher-costing CDs, but also higher-yielding savings accounts.

      Costs have also increased for short- and long-term borrowings. The Company's borrowing rates have been affected by the flat-to-inverted yield curve as well as the Federal Reserve Board's ("FRB") rate increases over the past few years. Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $100,000 for the quarter ended March 31, 2007, down $167,000 from the first quarter of 2006. Additions to the allowance for loan and lease losses during the first quarter of 2007 were primarily in response to concern for general economic conditions and changes in the mix of the loan and lease portfolio.

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

Noninterest Income

      Total noninterest income increased $257,000, or 11.1%, to $2.6 million for the first quarter of 2007, from $2.3 million for the first quarter of 2006. Commissions on leases originated for third parties was the most significant increase compared to the same period last year as these fees increased $280,000, or 451.6%. The Bank's largest component of noninterest income, service charges on deposit accounts, also increased


compared to the first quarter of 2006, with an increase of $129,000, or 10.9%. Income from BOLI benefited from the tax-free exchange the Company entered into in the fourth quarter of 2006 and the additional purchases of BOLI made during 2006, with an overall increase of $72,000, or 40%. These increases were somewhat offset by lower commissions on nondeposit investment products in the first quarter of 2007 (down $192,000, or 61.5%).

Noninterest Expense

      Noninterest expense for the first quarter of 2007 decreased $1.3 million, or 12.1%, to $9.5 million from $10.8 million in 2006. In the 2006 first quarter, the Company incurred a non-recurring loss on a note receivable of $868,000. Excluding this loss, noninterest expenses decreased $445,000, or 4.5%, reflective of the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs declined $245,000, or 4.4%, compared to the first quarter a year ago. Additionally, loan workout expense decreased $134,000, or 93.7%. Within the overall decrease in noninterest expenses was the increase in professional services costs of $236,000, or 56.7%, due in part to expenses incurred in connection with the Company's contested election for its Board of Directors. Other miscellaneous expenses decreased $284,000, or 20.8%, for the first quarter of 2007 compared to the same period a year ago. The Company's efficiency ratio decreased from the first quarter 2006 pro forma ratio of 74.55% to 74.36% for the first quarter of 2007. These efficiency ratios continue to be negatively impacted by compression in the net interest margin, which partially negated the cost savings realized.

Income Tax Expense

      Income tax expense of $1.0 million was recorded for the three months ended March 31, 2007, compared to $739,000 for the same period during 2006. This represented total effective tax rates of 31.5% and 32.6%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2007, overnight investments, investment securities and MBSs available for sale amounted to $386.1 million, or 26.0% of total assets. This compares to $381.2 million, or 25.8% of total assets at December 31, 2006. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.


Capital Resources

      Total shareholders' equity of the Company at March 31, 2007 was $115.4 million, as compared to $112.1 million at December 31, 2006. This difference of $3.3 million was the result of net income of $2.2 million, proceeds from the exercise of stock options and related tax effects of $1.2 million, increase in accumulated other comprehensive income of $765,000 (attributable to decreases in unrealized losses on investments and MBSs) and share-based compensation of $38,000. Partially offsetting the aforementioned items were dividend payments of $724,000 and a stock repurchase of $223,000.

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

As of March 31, 2007, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. Additionally, at March 31, 2007, the Company had approximately $17 million of additional capital (held at the parent company), which is available to support the Bank's future growth.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$124,287	8.58%	$43,450	3.00%	$ 72,417	5.00%
Tier I capital (to risk weighted assets)	124,287	12.35%	40,264	4.00%	60,396	6.00%
Total capital (to risk weighted assets)	136,725	13.58%	80,528	8.00%	100,660	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$106,726	7.38%	$43,387	3.00%	$ 72,312	5.00%
Tier I capital (to risk weighted assets)	106,726	10.61%	40,245	4.00%	60,368	6.00%
Total capital (to risk weighted assets)	119,164	11.84%	80,490	8.00%	100,613	10.00%

At December 31, 2006:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$121,782	8.37%	$43,658	3.00%	$ 72,763	5.00%
Tier I capital (to risk weighted assets)	121,782	12.05%	40,428	4.00%	60,642	6.00%
Total capital (to risk weighted assets)	134,159	13.27%	80,856	8.00%	101,070	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$104,213	7.18%	$43,540	3.00%	$ 72,567	5.00%
Tier I capital (to risk weighted assets)	104,213	10.32%	40,405	4.00%	60,607	6.00%
Total capital (to risk weighted assets)	116,590	11.54%	80,809	8.00%	101,011	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of March 31, 2007, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2007:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (758)	-1.7%
Down 200 bps	(401)	-0.9%

Subsequent Twelve Month Period:

Up 200 bps	(3,081)	-6.6%
Down 200 bps	(2,701)	-5.8%

      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2007, the Company's one year cumulative gap was a negative $72.2 million, or 4.9% of total assets.

For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 55 through 57 of the Company's 2006 Annual Report on Form 10-K.

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


BANCORP RHODE ISLAND, INC. Other Information

PART II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company's repurchases of common stock during the quarter ended March 31, 2007:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plan (a)		Maximum number of shares that may yet be purchased under the plan

1/1/07 through 1/31/07	--	--	N/A	(1)	245,000
2/1/07 through 2/28/07	5,000	$44.60	5,000		240,000
3/1/07 through 3/31/07	--	--	5,000		240,000

(a)

The Company's Board of Directors has authorized the repurchase of up to 245,000 shares of the Company's common stock or approximately five percent of the outstanding shares. The repurchases, which may be conducted through open market purchases or privately negotiated purchases, may be made periodically, subject to market conditions, at the discretion of management. As of March 31, 2007, 5,000 shares have been purchased to date.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have taken place.

Item 4. Submission of Matters to a Vote of the Security Holders

No information to report.

Item 5. Other Information

No information to report.


Item 6. Exhibits

23	Consent of KPMG LLP, as independent registered public accountants for the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

May 8, 2007	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

May 8, 2007	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
