Form 10-Q/A
period 2007-03-31
BANCORP RHODE ISLAND INC
filed 2007-05-10
CIK 1109525

UNITED STATES
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


      This amendment to Form 10-Q for the quarter ended March 31, 2007 is being filed to correct the Consolidated Statement of Operations on page 4, for which professional services and marketing expenses for the three months ended March 31, 2007 were inadvertently transposed in the Edgarization process.

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31, 2007	December 31, 2006

	(In thousands)

ASSETS:
Cash and due from banks	$21,170	$24,469
Overnight investments	35,409	37,295

Total cash and cash equivalents	56,579	61,764
Investment securities available for sale (amortized cost of $121,221 and
$104,266 at March 31, 2007 and December 31, 2006, respectively)	120,481	103,425
Mortgage-backed securities available for sale (amortized cost of
$232,895 and $244,258 at March 31, 2007 and December 31,
2006, respectively)	230,174	240,462

Total securities available for sale	350,655	343,887
Stock in Federal Home Loan Bank of Boston	15,671	16,530
Loans and leases receivable:
Commercial loans and leases	532,452	519,790
Residential mortgage loans	258,981	263,945
Consumer and other loans	216,015	220,557

Total loans and leases receivable	1,007,448	1,004,292
Allowance for loan and lease losses	(12,438)	(12,377)

Net loans and leases receivable	995,010	991,915
Premises and equipment, net	14,806	13,736
Goodwill, net	11,317	11,317
Accrued interest receivable	6,910	6,755
Investment in bank-owned life insurance	23,400	23,148
Prepaid expenses and other assets	8,809	10,047

Total assets	$1,483,157	$1,479,099

LIABILITIES:
Deposits:
Demand deposit accounts	$181,513	$200,282
NOW accounts	79,002	70,736
Money market accounts	6,697	6,991
Savings accounts	371,105	356,707
Certificate of deposit accounts	390,295	381,707

Total deposits	1,028,612	1,016,423
Overnight and short-term borrowings	51,602	56,341
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	242,176	242,198
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	16,852	13,494

Total liabilities	1,367,800	1,367,014

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,845,821 shares and 4,792,380 shares,
respectively	48	48
Additional paid-in capital	69,236	67,960
Treasury stock, at cost (5,000 shares at March 31, 2007)	(223)	--
Retained earnings	48,545	47,091
Accumulated other comprehensive loss, net	(2,249)	(3,014)

Total shareholders' equity	115,357	112,085

Total liabilities and shareholders' equity	$1,483,157	$1,479,099

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,

	2007	2006

	(Dollars and shares in thousands except per share data)
Interest and dividend income:
Loans and leases	$16,332	$14,829
Available for sale securities	4,202	4,325
Overnight investments	287	30
Federal Home Loan Bank of Boston stock dividends	281	211

Total interest and dividend income	21,102	19,395

Interest expense:
Deposits	7,051	4,486
Overnight and short-term borrowings	667	315
Wholesale repurchase agreements	196	189
Federal Home Loan Bank of Boston borrowings	2,591	3,007
Subordinated deferrable interest debentures	369	348

Total interest expense	10,874	8,345

Net interest income	10,228	11,050
Provision for loan and lease losses	100	267

Net interest income after provision for loan and lease losses	10,128	10,783

Noninterest income:
Service charges on deposit accounts	1,316	1,187
Commissions on lease originated for others	342	62
Income from bank-owned life insurance	251	179
Loan related fees	155	144
Commissions on nondeposit investment products	120	312
Commissions on loans originated for others	45	23
Other income	333	398

Total noninterest income	2,562	2,305

Noninterest expense:
Salaries and employee benefits	5,262	5,507
Occupancy	906	873
Data processing	704	737
Professional services	652	416
Marketing	373	340
Equipment	333	379
Loan servicing	193	198
Loan workout and other real estate owned expense	9	143
Loss on note receivable	--	868
Other expenses	1,079	1,363

Total noninterest expense	9,511	10,824

Income before income taxes	3,179	2,264
Income tax expense	1,001	739

Net income	$2,178	$1,525

Weighted average shares outstanding - basic	4,815	4,746
Weighted average shares outstanding - diluted	4,962	4,906

Per share data:
Basic earnings per common share	$0.45	$0.32
Diluted earnings per common share	$0.44	$0.31
Cash dividends declared per common share	$0.15	$0.15

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Three months ended March 31,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands)
2006
Balance at December 31, 2005	$47	$65,768	$ --	$42,241	$(3,224)	$104,832
Net income	--	--	--	1,525	--	1,525
Other comprehensive loss:
Unrealized holding losses on securities available for sale, net of taxes of $1,239					(2,301)	(2,301)

Total comprehensive income						(776)

Exercise of stock options	1	881	--	--	--	882
Share-based compensation	--	6	--	--	--	6
Excess tax benefit from exercise of stock options	--	122	--	--	--	122
Dividends on common stock ($ 0.15 per common share)	--	--	--	(714)	--	(714)

Balance at March 31, 2006	$48	$66,777	$ --	$43,052	$(5,525)	$104,352

2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	2,178	--	2,178
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(411)					765	765

Total comprehensive income						2,943

Exercise of stock options	--	785	--	--	--	785
Stock repurchase	--	--	(223)	--	--	(223)
Share-based compensation	--	38	--	--	--	38
Excess tax benefit from exercise of stock options	--	453	--	--	--	453
Dividends on common stock ($ 0.15 per common share)	--	--	--	(724)	--	(724)

Balance at March 31, 2007	$48	$69,236	$(223)	$48,545	$(2,249)	$115,357

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31

	2007	2006

	(In thousands)
Cash flows from operating activities:
Net income	$ 2,178	$1,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	(164)	255
Provision for loan and lease losses	100	300
Income from bank-owned life insurance	(251)	(179)
Share-based compensation expense	38	6
Increase in accrued interest receivable:	(155)	(179)
Decrease in prepaid expenses and other assets	827	1,315
Increase (decrease) in other liabilities	3,358	(1,673)
Other, net	6	6

Net cash provided by operating activities	5,937	1,376

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(24,992)	(8,000)
Maturities and principal repayments	8,006	--
Mortgage-backed securities available for sale:
Purchases	--	10,617
Maturities and principal repayments	11,339	--
Net (increase) decrease in loans and leases	11,506	1,100
Purchases of loans and leases, including purchased interest	(13,979)	(7,502)
Proceeds from sale (purchase) of Federal Home Loan Bank of Boston stock	859	(468)
Capital expenditures for premises and equipment	(1,580)	(986)
Purchase of bank-owned life insurance	--	(1,108)

Net cash used by investing activities	(8,841)	(6,347)

Cash flows from financing activities:
Net increase (decrease) in deposits	12,189	(24,836)
Net increase (decrease) in overnight and short-term borrowings	(4,739)	2,145
Proceeds from long-term borrowings	30,000	100,000
Repayment of long-term borrowings	(40,022)	(86,595)
Exercise of stock options	785	882
Purchase of treasury stock	(223)	--
Excess tax benefit from exercise of stock options	453	122
Dividends on common stock	(724)	(714)

Net cash used in financing activities	(2,281)	(8,996)

Net decrease in cash and cash equivalents	(5,185)	(13,967)
Cash and cash equivalents at beginning of period	61,764	40,547

Cash and cash equivalents at end of period	$ 56,579	$ 26,580

Supplementary Disclosures:
Cash paid for interest	$ 11,725	$ 8,352
Cash paid for income taxes	12	20
Non-cash transactions:
Change in accumulated other comprehensive loss, net	765	(2,301)

See accompanying notes to consolidated financial statements


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

Item 4. Submission of Matters to a Vote of the Security Holders

No information to report.

Item 5. Other Information

No information to report.


Item 6. Exhibits

23	Consent of KPMG LLP, as independent registered public accountants for the Company.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

May 10, 2007	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

May 10, 2007	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
