Form 10-Q
period 2007-06-30
BANCORP RHODE ISLAND INC
filed 2007-08-08
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: June 30, 2007

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 1, 2007:

Common Stock - Par Value $0.01	4,854,736 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
Item 4.	Controls and Procedures	35

Part II - Other Information

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
	Signature Page	38

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	June 30, 2007	December 31, 2006

	(In thousands)

ASSETS:
Cash and due from banks	$38,020	$24,469
Overnight investments	5,081	37,295

Total cash and cash equivalents	43,101	61,764
Investment securities available for sale (amortized cost of $116,049 and
$104,266 at June 30, 2007 and December 31, 2006, respectively)	115,106	103,425
Mortgage-backed securities available for sale (amortized cost of
$220,225 and $244,258 at June 30, 2007 and December 31,
2006, respectively)	215,198	240,462

Total securities available for sale	330,304	343,887
Stock in Federal Home Loan Bank of Boston	15,671	16,530
Loans and leases receivable:
Commercial loans and leases	542,705	519,790
Residential mortgage loans	261,716	263,945
Consumer and other loans	219,814	220,557

Total loans and leases receivable	1,024,235	1,004,292
Allowance for loan and lease losses	(12,545)	(12,377)

Net loans and leases receivable	1,011,690	991,915
Premises and equipment, net	14,476	13,736
Goodwill, net	11,317	11,317
Accrued interest receivable	6,894	6,755
Investment in bank-owned life insurance	23,659	23,148
Prepaid expenses and other assets	9,603	10,047

Total assets	$1,466,715	$1,479,099

LIABILITIES:
Deposits:
Demand deposit accounts	$198,361	$200,282
NOW accounts	67,040	70,736
Money market accounts	6,735	6,991
Savings accounts	369,028	356,707
Certificate of deposit accounts	384,543	381,707

Total deposits	1,025,707	1,016,423
Overnight and short-term borrowings	51,272	56,341
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	233,946	242,198
Subordinated deferrable interest debentures	18,558	18,558
Other liabilities	12,152	13,494

Total liabilities	1,351,635	1,367,014

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,854,736 shares and 4,792,380 shares,
respectively	49	48
Additional paid-in capital	69,505	67,960
Treasury stock, at cost (15,000 shares at June 30, 2007)	(605)	--
Retained earnings	50,012	47,091
Accumulated other comprehensive loss, net	(3,881)	(3,014)

Total shareholders' equity	115,080	112,085

Total liabilities and shareholders' equity	$1,466,715	$1,479,099

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$16,597	$15,468	$32,929	$30,297
Available for sale securities	4,268	4,247	8,470	8,572
Federal Home Loan Bank of Boston stock dividends	265	--	546	211
Overnight investments	185	47	472	77

Total interest and dividend income	21,315	19,762	42,417	39,157

Interest expense:
Deposits	7,242	5,269	14,293	9,755
Overnight and short-term borrowings	636	498	1,303	813
Wholesale repurchase agreements	134	223	330	412
Federal Home Loan Bank of Boston borrowings	2,640	3,081	5,231	6,088
Subordinated deferrable interest debentures	371	362	740	710

Total interest expense	11,023	9,433	21,897	17,778

Net interest income	10,292	10,329	20,520	21,379
Provision for loan and lease losses	100	435	200	702

Net interest income after provision for loan and lease losses	10,192	9,894	20,320	20,677

Noninterest income:
Service charges on deposit accounts	1,388	1,262	2,704	2,449
Commissions on leases originated for others	286	111	628	173
Income from bank-owned life insurance	260	195	511	374
Loan related fees	194	274	349	418
Commissions on nondeposit investment products	171	251	291	563
Commissions on loans originated for others	50	29	95	52
Other income	315	693	648	1,091

Total noninterest income	2,664	2,815	5,226	5,120

Noninterest expense:
Salaries and employee benefits	5,285	5,201	10,547	10,708
Occupancy	896	873	1,802	1,746
Data processing	734	742	1,438	1,479
Professional services	600	513	1,252	929
Marketing	427	619	800	959
Equipment	334	362	667	741
Loan servicing	193	208	386	406
Loss on note receivable	--	--	--	868
Other expenses	1,155	1,207	2,243	2,713

Total noninterest expense	9,624	9,725	19,135	20,549

Income before income taxes	3,232	2,984	6,411	5,248
Income tax expense	1,038	978	2,039	1,717

Net income	$2,194	$2,006	$4,372	$3,531

Weighted average common shares outstanding - basic	4,839	4,764	4,827	4,755
Weighted average common shares outstanding - diluted	4,958	4,905	4,960	4,896

Per share data:
Basic earnings per common share	$0.45	$0.42	$0.91	$0.74
Diluted earnings per common share	$0.44	$0.41	$0.88	$0.72
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Six months ended June 30,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands)
2006
Balance at December 31, 2005	$47	$65,768	$ --	$42,241	$(3,224)	$104,832
Net income	--	--	--	3,531	--	3,531
Other comprehensive loss:
Unrealized holding losses on securities available for sale, net of taxes of $2,013					(3,740)	(3,740)

Total comprehensive income						(209)

Exercise of stock options	1	1,111	--	--	--	1,112
Acquisition of Macrolease	--	83	--	--	--	83
Share-based compensation	--	66	--	--	--	66
Tax benefit from exercise of stock options	--	122	--	--	--	122
Dividends on common stock ($ 0.30 per common share)	--	--	--	(1,427)	--	(1,427)

Balance at June 30, 2006	$48	$67,150	$ --	$44,345	$(6,964)	$104,579

2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	4,372	--	4,372
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $466					(867)	(867)

Total comprehensive income						3,505

Exercise of stock options	1	968	--	--	--	969
Stock repurchase	--	--	(605)	--	--	(605)
Share-based compensation	--	124	--	--	--	124
Tax benefit from exercise of stock options	--	453	--	--	--	453
Dividends on common stock ($ 0.30 per common share)	--	--	--	(1,451)	--	(1,451)

Balance at June 30, 2007	$49	$69,505	$(605)	$50,012	$(3,881)	$115,080

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2007	2006

	(In thousands)
Cash flows from operating activities:
Net income	$ 4,372	$ 3,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	(438)	418
Provision for loan and lease losses	200	702
Income from bank-owned life insurance	(511)	(374)
Share-based compensation expense	124	66
(Increase) decrease in accrued interest receivable	(139)	94
Decrease in prepaid expenses and other assets	910	642
Increase in other liabilities	(1,342)	(1,364)
Other, net	48	9

Net cash provided by operating activities	3,224	3,724

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(30,000)	(8,000)
Maturities and principal repayments	18,161	1,000
Mortgage-backed securities available for sale:
Maturities and principal repayments	23,993	23,217
Net decrease (increase) in loans and leases	14,828	(35,167)
Purchases of loans and leases, including purchased interest	(33,317)	(10,461)
Sale (purchase) of Federal Home Loan Bank of Boston stock	859	(468)
Capital expenditures for premises and equipment	(1,740)	(1,777)
Purchase of bank-owned life insurance	--	(1,539)

Net cash used in investing activities	(7,216)	(33,195)

Cash flows from financing activities:
Net increase in deposits	9,284	11,542
Net (decrease) increase in overnight and short-term borrowings	(5,069)	16,882
Proceeds from long-term borrowings	80,710	150,000
Repayment of long-term borrowings	(98,962)	(152,461)
Exercise of stock options	969	1,112
Purchase of treasury stock	(605)	--
Tax benefit from exercise of stock options	453	122
Dividends on common stock	(1,451)	(1,427)

Net cash used in financing activities	(14,671)	25,770

Net decrease in cash and cash equivalents	(18,663)	(3,701)
Cash and cash equivalents at beginning of period	61,764	40,547

Cash and cash equivalents at end of period	$ 43,101	$ 36,846

Supplementary Disclosures:
Cash paid for interest	$ 20,510	$ 17,267
Cash paid for income taxes	2,065	1,265
Non-cash transactions:
Acquisition of Macrolease	--	83
Change in accumulated other comprehensive loss, net	(867)	(3,740)

See accompanying notes to consolidated financial statements


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

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, review of goodwill for impairment and accounting for income taxes.

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

(2) Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period excluding shares of unvested restricted stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of additional common stock that then share in the earnings of the Company.

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

      When management believes that the collectibility of a loan or lease principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan and lease losses. Recoveries on loans and leases that have been previously charged off are credited to the allowance for loan and lease losses


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

      Management's methodology to estimate loss exposure inherent in the loan and lease portfolio includes an analysis of individual loans or leases deemed to be impaired, reserve allocations for various loan and lease types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including, but not limited to, the growth, composition and quality of the loan portfolio, historical loss experience, industry loss experience and general economic conditions. Management employs a similar process with respect to unfunded lending commitments. While management evaluates currently available information in establishing the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan and lease portfolio. The Company's primary concern is the appropriateness of the total allowance for loan and lease losses, as well as the reserve for unfunded lending commitments. Management performs a comprehensive review of the allowance for loan and lease losses and the reserve for unfunded lending commitments on a quarterly basis.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

An analysis of the activity in the allowance for credit losses is as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006

Allowance for Loan and Lease Losses	(In thousands)

Balance at beginning of period	$12,377	$11,665
Loans charged-off	(78)	(519)
Recoveries of loans previously charged-off	46	29
Provision for loan and lease losses charged against income	200	1,202

Balance at end of period	12,545	12,377

Reserve for Unfunded Lending Commitments(1)

Balance at beginning of period	567	503
Provision for unfunded lending commitments	11	64

Balance at end of period	578	567

Allowance for Credit Losses
Balance at end of period	$13,123	$12,944

(1)	In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.


(4) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $285,000 and $217,000 for the six months ending June 30, 2007 and 2006, respectively. Accrued liabilities associated with the SERPs were $2.5 million and $2.2 million for June 30, 2007 and December 31, 2006, respectively.

(5) Income Taxes

      Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes." The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

      The Company had no unrecognized tax benefits at both January 1, 2007 and June 30, 2007. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate.

      As of both January 1, 2007 and June 30, 2007, the Company did not have any accrued income tax-related interest and penalties. The Company's policy is to classify income tax related interest and penalties as a component of income tax expense.

      The Company's federal income tax returns are open and subject to examination from the 2003 tax return year and forward. The Company's state income tax returns are generally open from the 2003 and later tax return years based on individual state statute of limitations.

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

      In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements upon adoption on January 1, 2008.

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

Critical Accounting Policies

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company's 2006 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, which is now reported as a component of the allowance for credit losses, review of goodwill for impairment and accounting for income taxes as the Company's most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Overview

      The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets ("net interest margin"), and the quality of the Company's assets.

      The Company's net interest income represents the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on pages 25 and 30. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on pages 24 and 29.


      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk". How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 34.

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

      The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank's first acquisition, acquiring the operations of an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to generate additional income by originating equipment leases for third parties, as well as increasing the Bank's portfolio of equipment leases.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2006 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media, as well as direct mailings.

      For the six months ended June 30, 2007, approximately 79.7% of the Company's revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income, while the Bank has recently seen growth in commissions on leases originated for third parties.

      The future operating results of the Company will again depend on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006

Balance sheet data:
Total assets (a)	$1,466,715	$1,483,157	$1,479,099	$1,496,855	$1,467,128
Loans and leases receivable	1,024,235	1,007,448	1,004,292	1,008,148	996,838
Securities available for sale	330,304	350,655	343,887	327,198	363,708
Core deposits (b)	641,164	638,317	634,716	620,743	632,104
Certificates of deposit	384,543	390,295	381,707	366,880	360,407
Borrowings	313,776	322,336	337,097	362,483	359,190
Total shareholders' equity	115,080	115,357	112,085	109,387	104,579

Core deposit ratio	62.5%	62.1%	62.4%	62.9%	63.7%

(a)

The Company has reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

(b)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets decreased moderately by $12.4 million since December 31, 2006. Total loans and leases increased by $19.9 million during the first six months of 2007, highlighted by an increase in commercial loans and leases of $22.9 million, or 4.4%. Additionally, available for sale securities declined $13.6 million, or 3.9%, since year-end, as maturities and repayments have been partially redeployed into internally generated assets. The Bank increased its core deposits by $6.4 million, or 1.0%, since year-end. Within this net growth, demand deposit accounts rebounded in the second quarter of 2007 (up $16.8 million, or 9.3%) from the normal first quarter seasonal decline. Demand remained strong for higher-yielding term deposit accounts (also referred to as certificates of deposits or CDs) and premium rate savings accounts, which in turn resulted in higher funding costs. Shareholders' equity as a percentage of total assets at June 30, 2007 was 7.8%, an increase from the December 31, 2006 ratio of 7.6%.

      The Company's financial position at June 30, 2007 as compared to the prior year quarter-end (June 30, 2006) reflects net growth of $27.4 million in loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $56.6 million (up 11.6%). Consumer loans remained relatively level, with a net decrease of $2.4 million (down 1.1%). The residential mortgage portfolio (consisting primarily of purchased mortgages) declined $26.8 million (down 9.3%) since June 30, 2006. Also, available for sale securities at June 30, 2007 were down $33.4 million from prior year quarter-end balances, with the difference being redeployed into higher-yielding commercial loans. Deposits have increased $33.2 million, or 3.3%, since the prior year quarter-end. This deposit growth was centered in demand deposit accounts (up $13.3 million), savings balances (up $17.3 million) and certificates of deposit (up $24.1 million). These gains were somewhat offset by decreases in NOW accounts (down $20.4 million) and money market accounts (down $1.2 million). Overall core deposits increased $9.1 million, or 1.4%. Borrowings have decreased since June 30, 2006 by $45.4 million, due in part to deposit growth.


Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $351.1 million, or 23.9% of total assets, at June 30, 2007, compared to $397.7 million, or 26.9% of total assets, at December 31, 2006, representing a decrease of $46.7 million or 11.7%. All $330.3 million of investment securities and MBSs at June 30, 2007 were classified as available for sale. These available for sale securities carried a total of $6.0 million in net unrealized losses at the end of the quarter, compared to $4.6 million of net unrealized losses at December 31, 2006.

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

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first six months of 2007, the Company purchased $30.0 million of available for sale securities, while maturities and principal repayments totaled $42.2 million. Market interest rate changes during the first six months of this year often made purchases of available for sale securities less attractive than retirement of borrowings or redeployment of funds into higher-yielding internally generated assets.

Loans and Leases

      Total loans and leases at both June 30, 2007 and December 31, 2006 was $1.0 billion. As a percentage of total assets, loans and leases increased to 69.8% at June 30, 2007 compared to 67.9% at December 31, 2006. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of June 30, 2007 is segmented into three broad categories: commercial loans and leases that aggregate $542.7 million, or 53.0% of the portfolio; residential mortgages that aggregate $261.7 million, or 25.5% of the portfolio; and consumer and other loans that aggregate $219.8 million, or 21.5% of the portfolio.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, business lending, equipment leases, multi-family real estate, construction and small business loans) increased $22.9 million, or 4.4%, during the first six months of 2007.

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

      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $15.2 million, or 14.3%, and owner-occupied commercial real estate loans increased $5.9 million, or 4.2%, since year-end.


      The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. At June 30, 2007, leases comprised 12.1% of the commercial loan and lease portfolio, with $43.0 million of Macrolease-generated leases and $20.3 million of government leases.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2006, multi-family loans have increased $10.2 million, or 29.8%.

      At June 30, 2007, small business loans were $43.9 million, compared to $41.8 million at December 31, 2006, representing 8.1% and 8.0% of the commercial portfolio at each period end, respectively. These loans reflect those historically originated by the Bank's small business lending group and branch system and now originated by the Bank's business development group and branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

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

      Residential mortgage loans - During the first six months of 2007, residential mortgage loans decreased $2.2 million, or down 0.8%, as repayments ($27.3 million) exceeded total purchases ($25.2 million) and originations ($143,000). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank may purchase residential mortgage loans as opportunities arise. At June 30, 2007, the Bank did not have commitments to purchase residential mortgage loans within the next 60 days.

      Consumer loans - The consumer loan portfolio decreased $743,000, or 0.3%, during the first six months of 2007 as originations approximated repayments. This net decline has largely corresponded with the softening of local market area housing prices that first started in the latter portion of 2006; the Company believes the softening prices have limited consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics in the current interest rate environment.


The following is a summary of loans and leases receivable:

	June 30, 2007	December 31, 2006

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 146,685	$ 140,812
Commercial and industrial	121,195	106,017
Commercial real estate - nonowner occupied	98,831	102,390
Multi-family	44,529	34,294
Small business	43,922	41,785
Construction	31,172	37,237
Leases and other	62,832	62,979

Subtotal	549,166	525,514
Unearned lease income	(7,586)	(6,651)
Net deferred loan origination costs	1,125	927

Total commercial loans and leases	542,705	519,790

Residential mortgage loans:
One- to four-family adjustable rate	172,381	165,140
One- to four-family fixed rate	87,630	96,880

Subtotal	260,011	262,020
Premium on loans acquired	1,752	1,979
Net deferred loan origination fees	(47)	(54)

Total residential mortgage loans	261,716	263,945

Consumer loans:
Home equity - term loans	153,848	152,484
Home equity - lines of credit	62,041	64,208
Savings secured	833	587
Installment	450	506
Automobile	147	178
Unsecured and other	1,005	1,088

Subtotal	218,324	219,051
Net deferred loan origination costs	1,490	1,506

Total consumer loans	219,814	220,557

Total loans and leases receivable	$1,024,235	$1,004,292

Deposits

      Total deposits increased by $9.3 million, or 0.9%, during the first six months of 2007, from $1.02 billion, or 68.7% of total assets, at December 31, 2006, to $1.03 billion, or 69.9% of total assets, at June 30, 2007.

The following table sets forth certain information regarding deposits:

	June 30, 2007			December 31, 2006

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 67,040	6.5%	0.60%	$ 70,736	7.0%	0.67%
Money market accounts	6,735	0.7%	1.78%	6,991	0.7%	2.69%
Savings accounts	369,028	36.0%	2.95%	356,707	35.1%	2.81%
Certificate of deposit accounts	384,543	37.5%	4.55%	381,707	37.5%	4.45%

Total interest bearing deposits	827,346	80.7%	3.49%	816,141	80.3%	3.40%
Noninterest bearing accounts	198,361	19.3%	--	200,282	19.7%	--

Total deposits	$1,025,707	100.0%	2.82%	$1,016,423	100.0%	2.73%


      The overall composition of total deposits remained relatively the same during the first six months of the year. At June 30, 2007, core deposit accounts comprised 62.5% of total deposits, compared to 62.4% of total deposits at December 31, 2006. The Bank continues its strategy of emphasizing the normally lower cost core deposits over CDs. However, during the first six months of 2007, as was the case for most of 2006, the Bank offered higher-yielding savings accounts in an effort to retain and attract deposits. In addition, demand for CDs remained strong.

      Throughout 2006 and continuing into 2007, competition for deposits has been intense. In this competitive deposit gathering and rate environment, total deposits increased $9.3 million as compared to December 31, 2006. Savings and CD accounts grew $12.3 million and $2.8 million, respectively, over the past six months. These increases offset the decline of NOW and money market accounts of $4.0 million in aggregate. By June 30, 2007, demand deposit accounts were near the $200.3 million mark set at December 31, 2006, down only $1.9 million. Additionally, in the first quarter, the Bank was able to reduce its brokered CDs by $10.0 million to $20.0 million at June 30, 2007, or 1.9% of total deposits. The Bank may utilize brokered CDs if their rates are attractive compared to wholesale funding.

Borrowings

      Overnight and short-term borrowings decreased $5.1 million during the first six months of 2007 from the December 31, 2006 level of $56.3 million. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. FHLB borrowings decreased $8.3 million from the December 31, 2006 amount of $242.2 million. Also, in the first quarter of 2007, the Bank decreased the amount of its wholesale repurchase agreements by $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

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

      Nonperforming assets - At June 30, 2007, the Company had nonperforming assets of $2.3 million, which represented 0.16% of total assets. This compares to nonperforming assets of $1.4 million, or 0.10% of total assets, at December 31, 2006. Total nonperforming assets at June 30, 2007 consisted of nonaccrual loans and leases with residential mortgage loans aggregating $1.4 million, commercial loans and leases aggregating $802,000 and consumer loans aggregating $120,000. The Bank believes it is well-secured in its commercial and residential credits as the underlying collateral values exceed the value of the loans and leases. Nonperforming assets at December 31, 2006 were primarily comprised of nonaccrual residential and commercial loans. The increase in nonperforming assets relates primarily to a few commercial loans and leases.

      Included in nonaccrual loans and leases at June 30, 2007 were $611,000 of impaired loans and leases, with specific reserves against these impaired loans and leases of $143,000. At December 31, 2006, there were no impaired loans and leases and thus, no specific reserve allocated to impaired loans and leases. The increase in nonaccrual loans and leases since year-end relates primarily to a few commercial loans and leases.

      The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and


mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets may increase, as may its level of charged-off loans.

Delinquencies - At June 30, 2007, loan balances of $717,000 were 60 to 89 days past due, up from $476,000 at December 31, 2006.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	June 30, 2007	December 31, 2006

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$2,285	$1,407
Loans and leases past due 90 days or more, but still accruing	--	6
Impaired loans and leases (not included in nonaccrual loans and leases)	--	--

Total nonperforming loans and leases	2,285	1,413
Other real estate owned	--	--

Total nonperforming assets	$2,285	$1,413

Delinquent loans 60-89 days past due	$ 717	$ 476

Nonperforming loans and leases as a percent of total loans and leases	0.22%	0.14%
Nonperforming assets as a percent of total assets	0.16%	0.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.07%	0.05%

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

      At June 30, 2007, the Company had $11.7 million of assets that were classified as substandard. This compares to $8.2 million of assets that were classified as substandard at December 31, 2006. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2007, included in the assets that were classified as substandard were $9.4 million of performing loans. This compares to $6.8 million of adversely classified performing loans as of December 31, 2006. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the June 30, 2007 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. If a significant downturn in the local or regional market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets may increase. This in turn may necessitate an increase to the provision for loan losses in future periods.

Allowance for Credit Losses

      The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. In the third quarter of 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The allowance for credit losses was $13.1 million at June 30, 2007, compared to $12.9 million at December 31, 2006.

      During the first six months of 2007, the Company made additions to the allowance for loan and lease losses of $200,000 and experienced net charge-offs of $32,000, compared to additions to the allowance for


loan and lease losses of $702,000 and net charge-offs of $446,000 for the first six months of 2006. The net charge-offs in 2007 were primarily from small business loans. At June 30, 2007, the allowance for loan and lease losses stood at $12.5 million and represented 549.0% of nonperforming loans and 1.22% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.4 million, representing 875.9% of nonperforming loans and 1.23% of total loans and leases outstanding at December 31, 2006.

      During the first six months of 2007, the Company increased the reserve for unfunded lending commitments by $11,000, bringing the balance to $578,000 at June 30, 2007. This compares to the December 31, 2006 balance in the reserve for unfunded lending commitments of $567,000.

An analysis of the activity in the allowance for credit losses is as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006

	(In thousands)
Allowance for Loan and Lease Losses

Balance at beginning of period	$12,377	$11,665
Loans charged-off:
Commercial loans and leases	(31)	(472)
Residential mortgage loans	--	--
Consumer and other loans	(47)	(47)

Total loans charged-off	(78)	(519)

Recoveries of loans previously charged-off:
Commercial loans and leases	22	19
Residential mortgage loans	--	--
Consumer and other loans	24	10

Total recoveries of loans previously charged-off	46	29

Net charge-offs	(32)	(490)
Provision for loan and lease losses charged against income	200	1,202

Balance at end of period	12,545	12,377

Reserve for Unfunded Lending Commitments
Balance at beginning of period	567	503
Provision for unfunded lending commitments	11	64

Balance at end of period	578	567

Allowance for Credit Losses

Balance at end of period	$13,123	$12,944

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	June 30, 2007	December 31, 2006

	(In thousands)

Allowance for Loan and Lease Losses

Loan category
Commercial loans and leases	$ 8,284	$ 7,944
Residential mortgage loans	1,429	1,440
Consumer and other loans	1,726	2,086
Unallocated	1,106	907

Total	$12,545	$12,377


      Assessing the appropriateness of the allowance for credit losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Management employs a similar process with respect to unfunded lending commitments. Based on this evaluation, management believes that the allowance for credit losses, as of June 30, 2007, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance, also referred to as unallocated allowance, is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.1 million at June 30, 2007, compared to $907,000 at December 31, 2006.

      With respect to changes within the allocation of the allowance for loan and lease losses, commercial loans and leases increased on a net basis reflecting increased growth as well as reassessment of risk within leases. The allocation related to consumer loans declined as a result of reassessment of risk within home equity loans. Additionally, the unallocated portion of the allowance for loan and lease losses increased largely from an increase in the number of larger commercial credits.

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


Results of Operations -Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three month periods indicated:

(In thousands, except per share data)	For the three month periods ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006

Income statement data:
Net interest income	$10,292	$10,228	$10,173	$10,676	$10,329
Noninterest income	2,664	2,562	2,324	(a)1,544	2,815
Noninterest expense (c)	9,624	9,511	(b)8,674	9,504	9,725
Net income	2,194	2,178	2,537	1,643	2,006

Per share data:
Diluted earnings per share	$ 0.44	$ 0.44	$ 0.51	$ 0.33	$ 0.41
Dividends per common share	0.15	0.15	0.15	0.15	0.15

Operating ratios:
Net interest margin	2.97%	2.97%	2.91%	3.08%	3.01%
Return on average assets	0.60%	0.61%	0.69%	0.45%	0.56%
Return on average equity	7.63%	7.79%	9.11%	6.10%	7.69%
Efficiency ratio (c)	74.28%	74.36%	69.41%	77.78%	73.99%

(a)

Noninterest income for the three month period ended September 30, 2006 includes losses on sales of available for sale securities of $858,000 incurred by the Company as it restructured a portion of its investment portfolio during that quarter.

(b)

Noninterest expense for the three month period ended December 31, 2006 reflects the recovery of $803,000 of insurance proceeds relating to a loss on note receivable incurred in the three month period ended March 31, 2006.

(c)

Effective September 30, 2006, the Company reclassified its reserve for unfunded lending commitments to other liabilities from the allowance for loan and lease losses. Prior period results have been reclassified to conform to the current period presentation.

      The Company reported 2007 second quarter net income of $2.2 million, up $16,000, or 0.7%, from the prior quarter (three months ended March 31, 2007). Net income was up $188,000, or 9.4%, on a comparative quarter basis (as compared to the three months ended June 30, 2006). Diluted earnings per common share ("EPS") was flat on a linked-quarter basis (as compared to the three months ended March 31, 2007) and increased 7.3% as compared to the same quarter a year ago.

      The Company's second quarter 2006 GAAP earnings and GAAP EPS were negatively affected by the FHLB's deferral of its second quarter 2006 dividend to the third quarter of 2006. As a result, the Bank received approximately six months' worth of income on its investment in the FHLB during the third quarter of 2006. This deferral negatively impacted 2006 second quarter earnings and EPS by approximately $148,000 and $0.03 per share, respectively.

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

(In thousands, except per share data)	Quarter Ended June 30, 2007	Quarter Ended March 31, 2007	Quarter Ended June 30, 2006

Net income (GAAP)	$2,194	$2,178	$2,006
Adjust for:
FHLB dividend, net of tax	--	--	148

Pro forma net income	$2,194	$2,178	$2,154

Diluted earnings per share (GAAP)	$0.44	$0.44	$0.41
Effect of:
FHLB dividend, net of tax	--	--	0.03

Pro forma diluted earnings per share	$0.44	$0.44	$0.44

	Quarter Ended June 30, 2007

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.97%	0.60%	7.63%	74.28%
Effect of:
FHLB dividend, net of tax	--	--	--	--

Pro forma ratios	2.97%	0.60%	7.63%	74.28%

	Quarter Ended March 31, 2007

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.97%	0.61%	7.79%	74.36%
Effect of:
FHLB dividend, net of tax	--	--	--	--

Pro forma ratios	2.97%	0.61%	7.79%	74.36%

	Quarter Ended June 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	3.01%	0.56%	7.69%	73.99%
Effect of:
FHLB dividend, net of tax	0.07%	0.04%	0.57%	-1.26%

Pro forma ratios	3.08%	0.60%	8.26%	72.73%

      Net income for the second quarter of 2007 increased $40,000 (up 1.9%) and EPS remained unchanged as compared to the pro forma amounts for the second quarter of 2006. The Company has mitigated the effects of net interest margin compression of 11 bps through expense control and organic noninterest income growth.

      The moderate increase in second quarter 2007 net interest income as compared to the first quarter of 2007 was due in part to increased yields on investment securities of 16 bps. Overall, the yield on earning assets and cost of liabilities were essentially unchanged with increases of 1 bp and 2 bps, respectively. The decrease in borrowing balances offset the slight increases in deposit costs. Compared to the second quarter of


2006, the net interest margin for the three months ended June 30, 2007 decreased 11 bps to 2.97% on a pro forma basis. In comparison to the same period a year ago, the flat-to-inverted yield curve and increases in short-term rates, in addition to competition for deposits, loans and customers in the Company's market area, have resulted in increases in cost of funds outpacing increases in earning asset yields.

      Noninterest income for the second quarter of 2007 increased on a linked-quarter basis by $102,000. This growth included increases in service charges on deposit accounts, commissions on nondeposit investment products and loan related fees. Commissions on leases originated for third parties, while down from the 2007 first quarter, remained strong at $286,000 for the current quarter. In comparison to the 2006 second quarter, noninterest income was down $151,000 for the 2007 second quarter. However, included within other income for the second quarter of 2006 was $250,000 of commissions on the sale of Rhode Island historic tax credits. Through the second quarter of 2007, these tax credits were not available. The Company partially offset this lack of tax credit availability with organic growth in other noninterest income accounts. Compared to the same quarter a year ago, commissions on leases originated for third parties were up $175,000, or 157.7%, and deposit service charges were up $126,000, or 10.0%.

      Noninterest expenses for the current quarter were up slightly on a linked-quarter basis by $113,000, or 1.2%, with increases in marketing and data processing costs. In comparison to the 2006 second quarter, noninterest expenses declined by $101,000, or 1.0% in the second quarter of 2007. Marketing costs declined $192,000, or 31.0%, as the Company incurred higher media and customer event sponsorship costs in 2006. The increase in salaries and benefits of $84,000, or 1.6%, for the 2007 second quarter were largely due to increased employee commissions on leases originated for third parties. Professional services costs were up $87,000, or 17.0%, reflective of increased costs incurred with the Company's contested election for its Board of Directors partially offset by the absence of third-party costs associated with the sale of Rhode Island historic tax credits.

      The Company's key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the second quarter of 2007 were consistent with the first quarter of 2007 and down slightly from the second quarter of 2006. Throughout 2007, management will continue to focus on expense control as part of its efforts to improve earnings and build shareholder value despite the pressure on the net interest margin.

Results of Operations - Comparison of the Three Months Ended June 30, 2007 and 2006

Net Interest Income

      Net interest income for the quarter ended June 30, 2007 was down $37,000, or 0.4%, from the $10.3 million earned in the second quarter of 2006. Similarly, the net interest margin for the second quarter of 2007 of 2.97% was down from the net interest margin for the 2006 period of 3.01%. The decrease in net interest income and margin decrease of 4 bps were attributable to movements in the yield curve, increases in short-term rates and competition for deposits, loans and customers in our market area. Average earning assets were $11.9 million, or 0.9%, higher, and average interest-bearing liabilities were $1.3 million, or 0.1%, lower, than the comparable period a year earlier.

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

(In thousands)	For the three months ended June 30,

	2007			2006

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 13,651	$ 185	5.43%	$ 3,321	$ 47	5.73%
Investment securities	119,917	1,534	5.12%	160,758	1,724	4.29%
Mortgage-backed securities	227,289	2,734	4.81%	221,426	2,523	4.56%
Stock in the FHLB	15,671	265	6.77%	16,530	--	0.00%
Loans receivable:
Commercial loans and leases	530,038	9,761	7.38%	457,705	8,279	7.26%
Residential mortgage loans	261,019	3,446	5.28%	295,027	3,898	5.28%
Consumer and other loans	218,195	3,390	6.23%	219,082	3,291	6.02%

Total earning assets	1,385,780	21,315	6.16%	1,373,849	19,762	5.76%

Cash and due from banks	24,015			21,907
Allowance for loan and lease losses	(12,494)			(11,834)
Premises and equipment	14,706			15,462
Goodwill, net	11,317			11,289
Accrued interest receivable	5,833			6,056
Bank-owned life insurance	23,492			20,553
Prepaid expenses and other assets	9,206			9,982

Total assets	$1,461,855			$1,447,264

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 64,202	100	0.63%	$ 74,347	91	0.49%
Money market accounts	6,642	25	1.54%	8,620	38	1.78%
Savings accounts	370,475	2,667	2.89%	343,691	1,802	2.10%
Certificate of deposit accounts	384,989	4,450	4.64%	353,286	3,338	3.79%
Overnight and short-term borrowings	50,689	636	5.03%	42,477	498	4.70%
Wholesale repurchase agreements	10,000	134	5.32%	20,000	223	4.49%
FHLB borrowings	239,753	2,640	4.42%	285,590	3,081	4.33%
Subordinated deferrable interest debentures	18,558	371	8.00%	18,558	362	7.79%

Total interest-bearing liabilities	1,145,308	11,023	3.86%	1,146,569	9,433	3.30%

Noninterest-bearing deposits	184,605			177,339
Other liabilities	16,672			18,764

Total liabilities	1,346,585			1,342,672

Shareholders' Equity:	115,270			104,592

Total liabilities and shareholders' equity	$1,461,855			$1,447,264

Net interest income		$10,292			$10,329

Net interest rate spread			2.30%			2.46%
Net interest rate margin			2.97%			3.01%


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

	Three Months Ended June 30, 2007 vs. 2006 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (2)	$ 140	$ 138
Investment securities	288	(478)	(190)
Mortgage-backed securities	137	74	211
Stock in the FHLB	265	--	265
Commercial loans and leases	87	1,395	1,482
Residential mortgage loans	(3)	(449)	(452)
Consumer and other loans	130	(31)	99

Total interest income	902	651	1,553

Interest expense:
NOW accounts	23	(14)	9
Money market accounts	(4)	(9)	(13)
Savings accounts	716	149	865
Certificate of deposit accounts	793	319	1,112
Overnight and short-term borrowings	36	102	138
Wholesale repurchase agreements	39	(128)	(89)
FHLB borrowings	62	(503)	(441)
Subordinated deferrable interest debentures	9	--	9

Total interest expense	1,674	(84)	1,590

Net interest income	$ (772)	$ 735	$ (37)

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.7 million for the quarter ended June 30, 2007, compared to $4.3 million for the 2006 period. The increase in total investment income was $424,000, or 9.9%. Investment income for the current quarter benefited from the higher-yielding securities the Company purchased as part of the investment portfolio restructuring conducted in the third quarter of 2006. Additionally, in the second quarter of 2006, the Bank was unable to record approximately $228,000 of dividends on FHLB stock as the FHLB deferred its second quarter dividend to the third quarter of 2006.

      Going forward, the Company intends to primarily redeploy cash flows available from maturing investment securities and MBSs into higher-yielding internally generated assets, such as commercial loans and leases. With respect to duration and repricing of the Company's investment portfolio, the majority of the Company's investments is comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      Interest Income - Loans and Leases - Interest from loans and leases was $16.6 million for the quarter ended June 30, 2007, and represented a yield on total loans and leases of 6.59%. This compares to $15.5 million of interest, and a yield of 6.38%, for the second quarter of 2006. Increased interest income resulting from the growth in the average balance of loans and leases of $37.4 million, or 3.9%, was augmented by an increase in the yield on loans and leases of 21 bps.


      The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2006 as follows: commercial loans and leases increased $72.3 million, or 15.8%. Consumer and other loans decreased $887,000, or 0.4%, and residential mortgage loans decreased $34.0 million, or 11.5%. Changes in the average yields from the first quarter of 2006 were as follows: commercial loans and leases increased 12 bps, to 7.38%, and consumer and other loans increased 21 bps, to 6.23%, while residential mortgage loans remained unchanged at 5.28%. The yields on loans and leases benefited primarily from higher yields on new loan originations and upward repricing of existing variable rate assets.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $1.6 million, or 16.9%, to $11.0 million for the three months ended June 30, 2007, up from $9.4 million for the same period during 2006. The overall average cost for interest-bearing liabilities increased 56 bps to 3.86% for the second quarter of 2007, compared to 3.30% for the second quarter of 2006. The average balance of total interest-bearing liabilities remained relatively unchanged at $1.1 billion for the three months ended June 30, 2007 and 2006.

      The growth in deposit average balances was centered primarily in CDs (up $31.7 million, or 9.0%) and savings accounts (up $26.8 million, or 7.8%). These increases were somewhat offset by decreases in lower-costing NOW accounts (down $10.1 million, or 13.6%) and money market accounts (down $2.0 million, or 22.9%). Borrowings decreased as compared to the second quarter of 2006, with increases in customer short-term borrowings (up $8.2 million, or 19.3%) surpassed by larger decreases in FHLB funding (down $45.8 million, or 16.0%), as well as wholesale repurchase agreements (down $10.0 million, or 50.0%).

      The rise in deposit and borrowing costs can be attributed to a number of factors. Customer demand remains strong for higher-yielding deposit products, due in part to increases in short-term rates. Competition for deposits continues to be strong. Additionally, bank advertising has been prevalent in the local market area, which has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered not only the typically higher-costing CDs, but also higher-yielding savings accounts.

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

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $100,000 for the quarter ended June 30, 2007, down $335,000 from the second quarter of 2006. The primary reasons for the reduction in the provision for loan and lease losses were the lack of net charge-offs this quarter as well as lower relative growth in commercial loans. Additions to the allowance for loan and lease losses during the second quarter of 2007 were primarily in response to growth of the commercial loan and lease portfolio and general concern for economic conditions.

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


Noninterest Income

      Total noninterest income decreased $151,000, or 5.4%, to $2.7 million for the second quarter of 2007, from $2.8 million for the second quarter of 2006. Commissions on leases originated for third parties grew $175,000, or 157.7%, compared to the same quarter a year ago. Also, service charges on deposit accounts increased by $126,000, or 10.0%, compared to the second quarter of 2006. Income from BOLI benefited from the tax-free exchange the Company entered into in the fourth quarter of 2006 and the additional purchases of BOLI made during 2006, with an overall increase of $65,000, or 33.3%. These increases were offset by lower commissions on nondeposit investment products in the second quarter of 2007 (down $80,000, or 31.9%) and loan related fees (down $80,000, or 29.2%). Additionally, other income decreased by $378,000, or 54.5%, primarily due to the lack of availability of Rhode Island historic tax credits, which produced $250,000 in commissions in the second quarter of 2006.

Noninterest Expense

      Noninterest expense for the second quarter of 2007 decreased $101,000, or 1.0%, to $9.6 million from $9.7 million in 2006. In the 2007 second quarter, marketing costs declined $192,000, or 31.0%, compared to the second quarter a year ago. Professional services expenses increased $87,000, or 17.0%, on a net basis, reflecting an increase in investor relation costs surrounding the Company's contested election for its Board of Directors partially offset by the absence of third-party costs associated with the sale of Rhode Island historic tax credits mentioned above. Salaries and benefits costs increased by $84,000, or 1.6%, mainly due to increased employee commissions on leases originated for third parties. Other miscellaneous expenses decreased $31,000, or 2.6%, for the second quarter of 2007 compared to the same period a year ago, led by lower customer related sweep activity. The Company's efficiency ratio increased from the second quarter 2006 pro forma ratio of 72.73% to 74.28% for the second quarter of 2007. These efficiency ratios continue to be negatively impacted by the compression in the net interest margin, which has partially negated cost savings realized.

Income Tax Expense

      Income tax expense of $1.0 million was recorded for the three months ended June 30, 2007, compared to $978,000 for the same period during 2006. This represented total effective tax rates of 32.1% and 32.8%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

Results of Operations - Comparison of the Six Months Ended June 30, 2007 and 2006

General

      Net income for the first six months of 2007 increased $841,000, or 23.8%, to $4.4 million, from $3.5 million for the first six months of 2006. EPS increases in a similar manner, with an increase of $0.16 per share, or 22.2%. This increase includes the impact of the lack of an FHLB dividend in the second quarter of 2006, as well as a non-recurring loss that occurred in the first quarter of 2006.


      To provide more meaningful analysis regarding the Company's results, the following tables set forth certain information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described above.

(In thousands, except per share data)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net income (GAAP)	$4,372	$3,531
Add back:
FHLB dividend, net of tax	--	148
Non-recurring loss, net of tax	--	564

Pro forma net income	$4,372	$4,243

Diluted earnings per share (GAAP)	$0.88	$0.72
Effect of:
FHLB dividend, net of tax	--	0.03
Non-recurring loss, net of tax	--	0.12

Pro forma diluted earnings per share	$0.88	$0.87

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.97%	0.60%	7.72%	74.32%	3.13%	0.50%	6.79%	77.55%
Effect of:
FHLB dividend, net of tax	--	--	--	--	0.03%	0.02%	0.28%	-0.66%
Non-recurring loss, net of tax	--	--	--	--	--	0.08%	1.08%	-3.25%

Pro forma ratios	2.97%	0.60%	7.72%	74.32%	3.16%	0.60%	8.15%	73.64%

      On a pro forma basis, net income increased by $129,000, or 3.0%, and EPS increased $0.01 per share, or 1.1%. Noninterest income increased $106,000, or 2.1%, while noninterest expenses dropped $546,000, or 2.8%. Provision for loan losses decreased by $502,000, or 71.5%, primarily as a result of decreased charge-offs. These gains were partially offset by a decline in net interest income of $1.1 million, or 5.0%. The net interest margin decreased 19 bps, while total average earning assets increased by over $15 million.

Net Interest Income

      For the six months ended June 30, 2007, net interest income was $20.5 million, compared to $21.4 million for the 2006 period. The net interest margin for the first six months of 2007 was 2.97%, down from the net interest margin for the 2006 period of 3.13%. The decrease in net interest income of $859,000, or 4.0%, and margin decrease of 16 bps were attributable to the flat-to-inverted shape of the yield curve, increases in short-term rates, as well as competition for deposits, loans and customers in our market area. Average earning assets were $15.5 million, or 1.1%, higher, and average interest-bearing liabilities were $2.8 million, or 0.2%, higher than the comparable period a year earlier.


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

(In thousands)	Six Months Ended June 30,

	2007			2006

Assets	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield

Earning assets:
Overnight investments	$ 17,490	$ 472	5.44%	$ 3,298	$ 77	4.70%
Investment securities	113,800	2,867	5.04%	159,018	3,395	4.27%
Mortgage-backed securities	233,229	5,603	4.80%	226,942	5,177	4.56%
Stock in the FHLB	15,776	546	6.97%	16,415	211	2.59%
Loans receivable:
Commercial loans and leases	525,606	19,240	7.37%	448,701	15,965	7.17%
Residential mortgage loans	260,867	6,947	5.33%	300,289	7,979	5.31%
Consumer and other loans	218,108	6,742	6.23%	214,745	6,353	5.97%

Total earning assets	1,384,876	42,417	6.15%	1,369,408	39,157	5.74%

Cash and due from banks	23,650			22,593
Allowance for loan and lease losses	(12,443)			(11,777)
Premises and equipment	14,731			15,309
Goodwill, net	11,317			11,262
Accrued interest receivable	5,759			5,930
Bank-owned life insurance	23,363			20,177
Prepaid expenses and other assets	9,486			9,766

Total assets	$1,460,739			$1,442,668

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 64,243	201	0.63%	$ 77,140	194	0.51%
Money market accounts	6,651	63	1.91%	10,030	76	1.53%
Savings accounts	366,032	5,139	2.83%	338,398	3,179	1.89%
Certificate of deposit accounts	388,547	8,890	4.61%	351,382	6,306	3.62%
Overnight and short-term borrowings	52,069	1,303	5.05%	36,908	813	4.45%
Wholesale repurchase agreements	12,873	330	5.11%	20,000	412	4.16%
FHLB borrowings	238,177	5,231	4.43%	291,950	6,088	4.20%
Subordinated deferrable interest debentures	18,558	740	7.98%	18,558	710	7.65%

Total interest-bearing liabilities	1,147,150	21,897	3.85%	1,144,366	17,778	3.13%

Noninterest-bearing deposits	182,704			175,903
Other liabilities	16,723			17,499

Total liabilities	1,346,577			1,337,768

Shareholders' Equity:	114,162			104,900

Total liabilities and shareholders' equity	$1,460,739			$1,442,668

Net interest income		$20,520			$21,379

Net interest rate spread			2.30%			2.61%
Net interest rate margin			2.97%			3.13%


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

	Six Months Ended June 30, 2007 vs. 2006 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ 14	$ 381	$ 395
Investment securities	522	(1,050)	(528)
Mortgage-backed securities	267	159	426
Stock in the FHLB	343	(8)	335
Commercial loans and leases	375	2,900	3,275
Residential mortgage loans	17	(1,049)	(1,032)
Consumer and other loans	331	58	389

Total interest income	1,869	1,391	3,260

Interest expense:
NOW accounts	43	(36)	7
Money market accounts	16	(29)	(13)
Savings accounts	1,682	278	1,960
Certificate of deposit accounts	1,866	718	2,584
Overnight and short-term borrowings	121	369	490
Wholesale repurchase agreements	86	(168)	(82)
FHLB borrowings	311	(1,168)	(857)
Subordinated deferrable interest debentures	30	--	30

Total interest expense	4,155	(36)	4,119

Net interest income	$(2,286)	$1,427	$ (859)

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $9.5 million for the six months ended June 30, 2007, compared to $8.9 million for the 2006 period. The increase in total investment income was $628,000, or 7.1%, and was primarily attributable to higher yields on newly purchased assets as well as the investment portfolio restructuring the Company conducted in the third quarter of 2006. Additionally, investment income for the first six months of 2006 was negatively impacted by the FHLB's dividend deferral for the second quarter of 2006.

      Interest Income - Loans and Leases - Interest from loans and leases was $32.9 million for the six months ended June 30, 2007, and represented a yield on total loans and leases of 6.59%. This compares to $30.3 million of interest, and a yield of 6.32%, for the same period a year ago. Increased interest income resulting from the growth in the average balance of loans and leases of $40.8 million, or 4.2%, was augmented by an increase in the yield on loans of 27 bps.

      The average balance of the various components of the loan and lease portfolio changed compared to the same period in 2006 as follows: commercial loans and leases increased $76.9 million, or 17.1%, and consumer and other loans increased $3.4 million, or 1.6%, while residential mortgage loans decreased $39.4 million, or 13.1%. Changes in the average yields from the first six months of 2006 were as follows: commercial loans and leases increased 20 bps, to 7.37%, and consumer and other loans increased 26 bps, to 6.23%, while residential mortgage loans increased 2 bps, to 5.33%. The yields on loans and leases benefited primarily from higher yields on new loan originations and upward repricing of existing variable rate assets.


      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $4.1 million, or 23.2%, to $21.9 million for the six months ended June 30, 2007, from $17.8 million for the same period during 2006. The overall average cost for interest-bearing liabilities increased 72 bps to 3.85% for the first six months of 2007, compared to 3.13% for the first six months of 2006. The average balance of total interest-bearing liabilities increased $2.8 million, from $1.14 billion for the first six months of 2006 to $1.15 billion for the first six months of 2007. The growth in deposit average balances was centered primarily in CDs (up $37.2 million, or 10.6%) and savings accounts (up $27.6 million, or 8.2%). Offsetting the increase in CDs and savings accounts were decreases in NOW accounts (down $12.9 million, or 16.7%) and money market accounts ($3.4 million, or 33.7%).

      Borrowings decreased for the first six months of 2007 compared to the prior year, with increases in short-term borrowings (up $15.2 million, or 41.1%) surpassed by larger decreases in FHLB borrowings (down $53.8 million, or 18.4%), as well as wholesale repurchase agreements (down $7.1 million, or 35.6%).

Provision for Loan and Lease Losses

      For the six months ended June 30, 2007, the provision for loan and lease losses was $200,000, down from the $702,000 recorded during the same period in 2006. The primary reasons for the reduction in the provision for loan and lease losses were lower net charge-offs thus far in 2007 as well as lower relative growth in commercial loans. Additions to the allowance for loan and lease losses during the first six months of 2007 were primarily in response to growth of the commercial loan and lease portfolio and general concern for economic conditions.

Noninterest Income

      Total noninterest income increased $106,000, or 2.1%, to $5.2 million for the first six months of 2007 from $5.1 million for the same period in 2006. The Company experienced increases in commissions on leases originated for third parties (up $455,000, or 263.0%). Service charges on deposit accounts increased $255,000, or 10.4%, and remain the largest source of noninterest income for the Company. Additionally, income from bank-owned life insurance was up $137,000, or 36.6%, benefiting from the tax-free exchange the Company entered into in the fourth quarter of 2006. These increases more than offset the decrease in other income, primarily due to lower customer related sweep activity and no commissions on historic tax credits during the first six months of 2007.

Noninterest Expense

      Noninterest expense for the first six months of 2007 decreased $1.4 million, or 6.9%, to $19.1 million from $20.5 million in 2006. In the first quarter of 2006, the Company incurred a non-recurring loss on a note receivable of $868,000. Excluding this loss, noninterest expenses decreased $546,000, or 2.8%, which is reflective of the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs declined $161,000, or 1.5%, during the first months of 2007. Additionally, marketing expenses decreased by $159,000, or 16.6%, and loan workout costs decreased $155,000, or 97.5%. Included within the net decrease in noninterest expenses were increases in professional services expenses of $323,000, or 34.8%, primarily due to costs incurred in connection with the Company's contested election for its Board of Directors. Other miscellaneous expenses decreased $315,000, or 12.3%, from a year ago, with decreases in customer related sweep activity and operating expenses. On a pro forma basis, adjusting for the aforementioned non-recurring loss and FHLB dividend deferral, the Company's efficiency ratio remained relatively consistent year-over-year at 74.32% for the first six months of 2007 compared to a pro forma ratio of 73.64% for the same period in 2006.

Income Tax Expense

      Income tax expense of $2.0 million was recorded for the six months ended June 30, 2007, compared to $1.7 million for the same period during 2006. This represented total effective tax rates of 31.8% and 32.7%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island


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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2007, overnight investments, investment securities and MBSs available for sale amounted to $335.4 million, or 22.9% of total assets. This compares to $381.2 million, or 25.8% of total assets at December 31, 2006. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company at June 30, 2007 was $115.1 million, as compared to $112.1 million at December 31, 2006. This difference of $3.0 million was the result of net income of $4.4 million, proceeds from the exercise of stock options and related tax effects of $1.4 million, decrease in accumulated other comprehensive income of $867,000 (attributable to increases in net unrealized losses on investments and MBSs) and share-based compensation of $124,000. Partially offsetting the aforementioned items were dividend payments of $1.5 million and stock repurchases of $605,000.

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

      As of June 30, 2007, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. Additionally, at June 30, 2007, the Company had approximately $16 million of additional capital (held at the parent company), which is available to support the Bank's future growth.


The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At June 30, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$125,642	8.62%	$43,704	3.00%	$ 72,840	5.00%
Tier I capital (to risk weighted assets)	125,642	12.42%	40,458	4.00%	60,687	6.00%
Total capital (to risk weighted assets)	138,187	13.66%	80,916	8.00%	101,145	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$109,256	7.52%	$43,572	3.00%	$ 72,620	5.00%
Tier I capital (to risk weighted assets)	109,256	10.81%	40,438	4.00%	60,657	6.00%
Total capital (to risk weighted assets)	121,801	12.05%	80,876	8.00%	101,094	10.00%

At December 31, 2006:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$121,782	8.37%	$43,658	3.00%	$ 72,763	5.00%
Tier I capital (to risk weighted assets)	121,782	12.05%	40,428	4.00%	60,642	6.00%
Total capital (to risk weighted assets)	134,159	13.27%	80,856	8.00%	101,070	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$104,213	7.18%	$43,540	3.00%	$ 72,567	5.00%
Tier I capital (to risk weighted assets)	104,213	10.32%	40,405	4.00%	60,607	6.00%
Total capital (to risk weighted assets)	116,590	11.54%	80,809	8.00%	101,011	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of June 30, 2007, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2007:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$(1,179)	-2.7%
Down 200 bps	100	0.2%

Subsequent Twelve Month Period:

Up 200 bps	$(3,648)	-8.0%
Down 200 bps	(1,203)	-2.6%


      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2007, the Company's one year cumulative gap was a negative $201.3 million, or 13.7% of total assets.

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


BANCORP RHODE ISLAND, INC. Other Information

PART II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company's repurchases of common stock during the quarter ended June 30, 2007:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plan (a)	Maximum number of shares that may yet be purchased under the plan

4/1/07 through 4/30/07	--	--	--	240,000
5/1/07 through 5/31/07	10,000	$38.20	10,000	230,000
6/1/07 through 6/30/07	--	--	--	230,000

(a)

The Company's Board of Directors has authorized the repurchase of up to 245,000 shares of the Company's common stock or approximately five percent of the outstanding shares. The repurchases, which may be conducted through open market purchases or privately negotiated purchases, may be made periodically, subject to market conditions, at the discretion of management. As of June 30, 2007, 15,000 shares have been purchased to date.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have taken place.


Item 4. Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Shareholders held May 16, 2007, holders of common stock elected the Board's nominees to the Board of Directors and ratified the appointment of independent registered public accountants.

The vote for Class II director nominees with terms expiring in 2010 was:

	FOR	WITHHELD

CLASS II DIRECTORS

John R. Berger	4,357,397	41,032
Richard L. Bready	4,357,397	41,032
Mark R. Feinstein	2,748,330	5,312
Michael E. McMahon	4,357,272	41,157
Pablo Rodriguez, M.D.	2,747,412	6,230

Richard J. Lashley	1,642,027	2,760
John W. Palmer	1,642,027	2,760

The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

FOR	AGAINST	ABSTAIN

4,382,003	10,894	5,532

Item 5. Other Information

No information to report.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

August 8, 2007	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

August 8, 2007	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
