Form 10-Q
period 2007-09-30
BANCORP RHODE ISLAND INC
filed 2007-11-08
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: September 30, 2007

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 1, 2007:

Common Stock - Par Value $0.01	4,765,421 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-33
Item 4.	Controls and Procedures	33

Part II - Other Information

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signature Page	35

Special Note Regarding Forward Looking Statements

      We make certain forward looking statements in this Quarterly Report on Form 10-Q and in other documents that we incorporate by reference into this report that are based upon our current expectations and projections about future events. We intend these forward looking statements to be covered by the safe harbor provisions for "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we are including this statement for purposes of these safe harbor provisions. You can identify these statements by reference to a future period or periods by our use of the words "estimate," "project," "may," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar terms or variations of these terms.

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	September 30, 2007	December 31, 2006

	(In thousands)

ASSETS:
Cash and due from banks	$25,490	$24,469
Overnight investments	42,968	37,295

Total cash and cash equivalents	68,458	61,764
Investment securities available for sale (amortized cost of $123,528 and
$104,266 at September 30, 2007 and December 31, 2006, respectively)	123,260	103,425
Mortgage-backed securities available for sale (amortized cost of
$210,075 and $244,258 at September 30, 2007 and December 31,
2006, respectively)	207,489	240,462

Total securities available for sale	330,749	343,887
Stock in Federal Home Loan Bank of Boston	15,671	16,530
Loans and leases receivable:
Commercial loans and leases	554,887	519,790
Residential mortgage loans	248,259	263,945
Consumer and other loans	222,729	220,557

Total loans and leases receivable	1,025,875	1,004,292
Allowance for loan and lease losses	(12,562)	(12,377)

Net loans and leases receivable	1,013,313	991,915
Premises and equipment, net	14,204	13,736
Goodwill, net	11,317	11,317
Accrued interest receivable	7,142	6,755
Investment in bank-owned life insurance	23,923	23,148
Prepaid expenses and other assets	7,918	10,047

Total assets	$1,492,695	$1,479,099

LIABILITIES:
Deposits:
Demand deposit accounts	$185,472	$200,282
NOW accounts	61,262	70,736
Money market accounts	5,808	6,991
Savings accounts	384,748	356,707
Certificate of deposit accounts	381,821	381,707

Total deposits	1,019,111	1,016,423
Overnight and short-term borrowings	73,047	56,341
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	243,242	242,198
Subordinated deferrable interest debentures	13,403	18,558
Other liabilities	16,024	13,494

Total liabilities	1,374,827	1,367,014

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued and outstanding 4,864,321 shares and 4,792,380 shares,
respectively	49	48
Additional paid-in capital	69,979	67,960
Treasury stock, at cost (52,200 shares at September 30, 2007)	(1,874)	--
Retained earnings	51,569	47,091
Accumulated other comprehensive loss, net	(1,855)	(3,014)

Total shareholders' equity	117,868	112,085

Total liabilities and shareholders' equity	$1,492,695	$1,479,099

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$17,134	$16,408	$50,063	$46,705
Available for sale securities	4,197	4,073	12,667	12,645
Overnight investments	365	80	837	157
Federal Home Loan Bank of Boston stock dividends	254	456	800	667

Total interest and dividend income	21,950	21,017	64,367	60,174

Interest expense:
Deposits	7,573	5,925	21,866	15,680
Overnight and short-term borrowings	703	639	2,006	1,452
Wholesale repurchase agreements	136	231	466	643
Federal Home Loan Bank of Boston borrowings	2,767	3,171	7,998	9,259
Subordinated deferrable interest debentures	506	375	1,246	1,085

Total interest expense	11,685	10,341	33,582	28,119

Net interest income	10,265	10,676	30,785	32,055
Provision for loan and lease losses	290	400	490	1,102

Net interest income after provision for loan and lease losses	9,975	10,276	30,295	30,953

Noninterest income:
Service charges on deposit accounts	1,386	1,328	4,090	3,777
Net gains on lease sales and commissions on loans
originated for others	295	94	1,018	319
Income from bank-owned life insurance	264	199	775	573
Loan related fees	119	162	468	580
Commissions on nondeposit investment products	146	180	437	743
Gain (loss) on sale of available for sale securities	254	(858)	254	(858)
Other income	392	439	1,040	1,530

Total noninterest income	2,856	1,544	8,082	6,664

Noninterest expense:
Salaries and employee benefits	5,316	4,942	15,863	15,650
Occupancy	882	894	2,684	2,640
Data processing	691	741	2,129	2,220
Professional services	446	711	1,698	1,640
Marketing	347	383	1,147	1,342
Equipment	337	332	1,004	1,073
Loan servicing	220	245	606	651
Loss on note receivable	--	--	--	868
Other expenses	1,253	1,256	3,496	3,969

Total noninterest expense	9,492	9,504	28,627	30,053

Income before income taxes	3,339	2,316	9,750	7,564
Income tax expense	1,061	673	3,100	2,390

Net income	$2,278	$1,643	$6,650	$5,174

Weighted average common shares outstanding - basic	4,818	4,772	4,824	4,761
Weighted average common shares outstanding - diluted	4,925	4,935	4,954	4,909

Per share data:
Basic earnings per common share	$0.47	$0.34	$1.38	$1.09
Diluted earnings per common share	$0.46	$0.33	$1.34	$1.05
Cash dividends declared per common share	$0.16	$0.15	$0.46	$0.45

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Nine months ended September 30,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands)
2006
Balance at December 31, 2005	$47	$65,768	$ --	$42,241	$(3,224)	$104,832
Net income	--	--	--	5,174	--	5,174
Other comprehensive loss:
Unrealized holding losses on securities available for sale, net of taxes of $228					(630)	(630)
Reclassification adjustment, net of taxes $(300)					558	558

Total comprehensive income						5,102

Exercise of stock options	1	1,201	--	--	--	1,202
Acquisition of Macrolease	--	83	--	--	--	83
Share-based compensation	--	140	--	--	--	140
Tax benefit from exercise of stock options	--	171	--	--	--	171
Dividends on common stock ($ 0.45 per common share)	--	--	--	(2,143)	--	(2,143)

Balance at September 30, 2006	$48	$67,363	$ --	$45,272	$(3,296)	$109,387

2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	6,650	--	6,650
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(624)					1,159	1,159

Total comprehensive income						7,809

Exercise of stock options	1	1,311	--	--	--	1,312
Stock repurchase	--	--	(1,874)	--	--	(1,874)
Share-based compensation	--	225	--	--	--	225
Tax benefit from exercise of stock options	--	483	--	--	--	483
Dividends on common stock ($ 0.46 per common share)	--	--	--	(2,172)	--	(2,172)

Balance at September 30, 2007	$49	$69,979	$(1,874)	$51,569	$(1,855)	$117,868

See accompanying notes to consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2007	2006

	(In thousands)
Cash flows from operating activities:
Net income	$ 6,650	$ 5,174
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	(812)	477
Provision for loan and lease losses	490	1,102
Income from bank-owned life insurance	(775)	(573)
Share-based compensation	225	140
Net gains on lease sales	(860)	(222)
(Gain) loss on sale of available for sale securities, net	(254)	858
Proceeds from sales of leases	17,597	8,368
Leases originated for sale	(16,737)	(8,146)
(Increase) decrease in accrued interest receivable	(387)	344
Decrease in prepaid expenses and other assets	1,505	774
Increase in other liabilities	2,530	640
Other, net	55	16

Net cash provided by operating activities	9,227	8,952

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(40,000)	(8,000)
Maturities and principal repayments	20,661	5,095
Proceeds from sales	254	60,982
Mortgage-backed securities available for sale:
Purchases	--	(9,812)
Maturities and principal repayments	34,129	33,266
Proceeds from sales	--	445
Net decrease (increase) in loans and leases	13,219	(39,343)
Purchases of loans and leases, including purchased interest	(33,317)	(17,098)
Proceeds from disposition of other real estate owned	590	--
Sale (purchase) of Federal Home Loan Bank of Boston stock	859	(468)
Capital expenditures for premises and equipment	(1,960)	(2,000)
Proceeds from sale of premises and equipment	--	1,209
Purchase of bank-owned life insurance	--	(1,539)

Net cash (used in) provided by investing activities	(5,565)	22,737

Cash flows from financing activities:
Net increase in deposits	2,688	6,654
Net increase in overnight and short-term borrowings	16,706	32,817
Proceeds from long-term borrowings	100,710	160,000
Repayment of long-term borrowings	(109,666)	(175,103)
Redemption of capital trust securities	(5,155)	--
Exercise of stock options	1,312	1,202
Repurchase of common stock	(1,874)	--
Tax benefit from exercise of stock options	483	171
Dividends on common stock	(2,172)	(2,143)

Net cash used in financing activities	3,032	23,598

Net increase (decrease) in cash and cash equivalents	6,694	55,287
Cash and cash equivalents at beginning of period	61,764	40,547

Cash and cash equivalents at end of period	$ 68,458	$ 95,834

Supplementary Disclosures:
Cash paid for interest	$ 33,056	$ 26,517
Cash paid for income taxes	3,305	3,236
Non-cash transactions:
Change in accumulated other comprehensive loss, net	1,159	(72)
Transfer of loans to OREO	587	--
Acquisition of Macrolease	--	83
Purchase of mortgage-backed securities not yet settled	--	24,510

See accompanying notes to consolidated financial statements


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

(3) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $416,000 and $326,000 for the nine months ending September 30, 2007 and 2006, respectively. Accrued liabilities associated with the SERPs were $2.6 million and $2.2 million for September 30, 2007 and December 31, 2006, respectively.


(4) Income Taxes

      Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes". The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

      The Company had no unrecognized tax benefits at both January 1, 2007 and September 30, 2007. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate.

      As of both January 1, 2007 and September 30, 2007, the Company did not have any accrued income tax-related interest and penalties. The Company's policy is to classify income tax related interest and penalties as a component of income tax expense.

      The Company's federal income tax returns are open and subject to examination from the 2004 tax return year and forward. The Company's state income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations.

(5) Recent Accounting Pronouncements

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


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

      The Company's net interest income represents the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on pages 23 and 28. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on pages 22 and 27.


      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk". How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 32.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company makes timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 15.

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

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2007 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media.

      For the nine months ended September 30, 2007, approximately 79.2% of the Company's revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income, while the Bank has recently seen growth in gains on lease sales and commissions on loans originated for others.

      The future operating results of the Company are dependent upon on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Balance sheet data:
Total assets	$1,492,695	$1,466,715	$1,483,157	$1,479,099	$1,496,855
Loans and leases receivable	1,025,875	1,024,235	1,007,448	1,004,292	1,008,148
Securities available for sale	330,749	330,304	350,655	343,887	327,198
Core deposits (a)	637,290	641,164	638,317	634,716	620,743
Certificates of deposit	381,821	384,543	390,295	381,707	366,880
Borrowings	339,692	313,776	322,336	337,097	362,483
Total shareholders' equity	117,868	115,080	115,357	112,085	109,387

Core deposit ratio	62.5%	62.5%	62.1%	62.4%	62.9%

(a)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by $13.6 million since December 31, 2006. Total loans and leases increased by $21.6 million during the first nine months of 2007, with an increase in commercial loans and leases of $35.1 million, or 6.8%. Available for sale securities declined $13.1 million, or 3.8%, since year-end, as maturities and repayments have been partially redeployed into internally generated assets. The Bank increased its core deposits by $2.6 million, or 0.4%, since year-end. Within this net growth, savings accounts grew by $28.0 million, or 7.9%, while demand deposit accounts experienced third quarter seasonality with a decrease of $14.8 million, or 7.4%, since year-end. Demand remained high for higher-yielding term deposit accounts (also referred to as certificates of deposit or CDs) and premium rate savings accounts, which in turn resulted in higher funding costs. Shareholders' equity as a percentage of total assets at September 30, 2007 was 7.9%, an increase from the December 31, 2006 ratio of 7.6%.

      The Company's financial position at September 30, 2007 as compared to the prior year quarter-end (September 30, 2006) reflects net growth of $17.7 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $46.4 million (up 9.1%). Consumer loans remained consistent with the prior year quarter-end, while the residential mortgage portfolio (consisting primarily of purchased mortgages) declined $28.6 million (down 10.3%) from September 30, 2006. Also, available for sale securities at September 30, 2007 remained consistent with prior year quarter-end balances, with a net increase of $3.6 million. Deposits have increased $31.5 million, or 3.2%, since the prior year quarter-end. This deposit growth was centered in demand deposit accounts (up $7.9 million), savings balances (up $21.6 million) and certificates of deposit (up $14.9 million). These gains were somewhat offset by decreases in NOW accounts (down $11.4 million) and money market accounts (down $1.5 million). Borrowings have decreased since September 30, 2006 by $22.8 million, due in part to deposit growth. Additionally, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II, in September 2007.


Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $389.4 million, or 26.1% of total assets, at September 30, 2007, compared to $397.7 million, or 26.9% of total assets, at December 31, 2006, representing a decrease of $8.3 million, or 2.1%. All $330.7 million of investment securities and MBSs at September 30, 2007 were classified as available for sale. These available for sale securities carried a total of $2.9 million in net unrealized losses at the end of the quarter, compared to $4.6 million of net unrealized losses at December 31, 2006.

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

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first nine months of 2007, the Company purchased $40.0 million of available for sale securities, while maturities and principal repayments totaled $54.8 million. Also, during the three-month period ended September 30, 2007, the Company sold $254,000 of available for sale equity securities via a corporate action. During the past nine months, fluctuations in market interest rates have often made purchases of available for sale securities less attractive than retirement of borrowings or redeployment of funds into higher-yielding internally generated assets.

Loans and Leases

      Total loans and leases increased by $21.6 million since December 31, 2006 to stand at $1.03 billion at September 30, 2007. As a percentage of total assets, loans and leases increased to 68.7% at September 30, 2007 compared to 67.9% at December 31, 2006. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of September 30, 2007 is segmented into three broad categories: commercial loans and leases that aggregate $554.9 million, or 54.1% of the portfolio; residential mortgages that aggregate $248.3 million, or 24.2% of the portfolio; and consumer and other loans that aggregate $222.7 million, or 21.7% of the portfolio.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, business lending, equipment leases, multi-family real estate, construction and small business loans) increased $35.1 million, or 6.8%, during the first nine months of 2007.

      Towards the end of 2006, the Bank reorganized its business lending function. The business lending group now concentrates its efforts on business lending relationships primarily in excess of $1.0 million. Business lending relationships of up to $1.0 million can now be originated by the Bank's business development group. This group formerly only originated business loans involving relationships under $250,000. Additionally, business loans under $100,000 can be originated by our retail branch system. Underwriting, processing and monitoring of the bulk of business credit relationships of under $1.0 million have been moved to the Bank's new lending services unit ("LSU"). This reorganization has enhanced the Bank's ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and improved monitoring of these credits. As of September 30, 2007, the Bank's LSU managed approximately 1,400 loans with balances aggregating over $85 million.


      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $15.7 million, or 14.8%, and owner-occupied commercial real estate loans increased $13.2 million, or 9.4%, since year-end.

      The Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. At September 30, 2007, leases comprised 11.6% of the commercial loan and lease portfolio, with $45.0 million of Macrolease-generated leases and $17.7 million of purchased government leases. There were no leases held for sale at September 30, 2007.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2006, CRE loans have increased $3.2 million, or 1.9%, on a net basis. During the past nine months, the Bank originated $34 million of new CRE loans, however repayments nearly equalled originations during this period.

      At September 30, 2007, small business loans were $44.3 million, compared to $41.8 million at December 31, 2006, representing 8.0% of the commercial portfolio at each period end. These loans reflect those historically originated by the Bank's small business lending group and branch system and now originated by the Bank's business development group and branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

      The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank's various lending groups.

      The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10 million or less in total loan commitments). Unlike most community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

      Residential mortgage loans - During the first nine months of 2007, residential mortgage loans decreased $15.7 million, or down 5.9%. Since year-end, repayments of $40.1 million exceeded total purchases of $25.2 million and originations of $377,000. Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, the Bank will purchase residential mortgage loans as opportunities arise. At September 30, 2007, the Bank did not have any commitments to purchase residential mortgage loans within the next 60 days.

      Consumer loans - The consumer loan portfolio increased $2.2 million, or 1.0%, during the first nine months of 2007 as originations approximated repayments. The modest net growth through September 30, 2007 was reflective of the softening of housing prices in the local market area over the past year. The Company believes the softening prices have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics in the current interest rate environment.


The following is a summary of loans and leases receivable:

	September 30, 2007	December 31, 2006

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 154,007	$ 140,812
Commercial and industrial	121,741	106,017
Commercial real estate - nonowner occupied	102,079	102,390
Small business	44,281	41,785
Multi-family	43,043	34,294
Construction	32,045	37,237
Leases and other	62,775	62,979

Subtotal	559,971	525,514
Unearned lease income	(6,234)	(6,651)
Net deferred loan origination costs	1,150	927

Total commercial loans and leases	554,887	519,790

Residential mortgage loans:
One- to four-family adjustable rate	160,346	165,140
One- to four-family fixed rate	86,306	96,880

Subtotal	246,652	262,020
Premium on loans acquired	1,652	1,979
Net deferred loan origination fees	(45)	(54)

Total residential mortgage loans	248,259	263,945

Consumer loans:
Home equity - term loans	153,687	152,484
Home equity - lines of credit	65,077	64,208
Savings secured	846	587
Installment	494	506
Automobile	133	178
Unsecured and other	1,024	1,088

Subtotal	221,261	219,051
Net deferred loan origination costs	1,468	1,506

Total consumer loans	222,729	220,557

Total loans and leases receivable	$1,025,875	$1,004,292

Deposits

      Total deposits increased by $2.7 million, or 0.3%, during the first nine months of 2007, from $1.02 billion, or 68.7% of total assets, at December 31, 2006, to $1.02 billion, or 68.3% of total assets, at September 30, 2007.

The following table sets forth certain information regarding deposits:

	September 30, 2007			December 31, 2006

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 61,262	6.0%	0.61%	$ 70,736	7.0%	0.67%
Money market accounts	5,808	0.6%	2.05%	6,991	0.7%	2.69%
Savings accounts	384,748	37.8%	3.15%	356,707	35.1%	2.81%
Certificate of deposit accounts	381,821	37.4%	4.62%	381,707	37.5%	4.45%

Total interest bearing deposits	833,639	81.8%	3.63%	816,141	80.3%	3.40%
Noninterest bearing accounts	185,472	18.2%	--	200,282	19.7%	--

Total deposits	$1,019,111	100.0%	2.96%	$1,016,423	100.0%	2.73%


      The overall composition of total deposits remained relatively the same during the first nine months of the year. At September 30, 2007, core deposit accounts comprised 62.5% of total deposits, up moderately from 62.4% of total deposits at December 31, 2006. The Bank continues its strategy of emphasizing the normally lower cost core deposits over CDs. However, during the first nine months of 2007, as was the case for most of 2006, the Bank offered higher-yielding savings accounts in an effort to retain and attract deposits.

      During the first nine months of 2007, competition for deposits has been intense. In this competitive deposit gathering and rate environment, total deposits increased $2.7 million as compared to December 31, 2006. Savings and CD accounts grew $28.0 million and $114,000, respectively, over the past nine months. These increases offset the decline of NOW and money market accounts of $10.7 million in the aggregate. By September 30, 2007, demand deposit accounts stood at $185.5 million, partially reflecting seasonality with a decrease of $14.8 million from $200.3 million at December 31, 2006. At September 30, 2007, brokered CDs were $20.0 million, or 2.0% of total deposits. The Bank may utilize brokered CDs if their rates are attractive compared to wholesale funding.

Borrowings

      Overnight and short-term borrowings increased $16.7 million during the first nine months of 2007 from the December 31, 2006 level of $56.3 million. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. FHLB borrowings marginally increased by $1.0 million from the December 31, 2006 amount of $242.2 million. Also, in the first quarter of 2007, the Bank decreased the amount of its wholesale repurchase agreements by $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

      In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II. On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, and will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank's overall strategy to manage interest rate risk.

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

      Nonperforming assets - At September 30, 2007, the Company had nonperforming assets of $4.0 million, which represented 0.27% of total assets. This compares to nonperforming assets of $1.4 million, or 0.10% of total assets, at December 31, 2006. Total nonperforming assets at September 30, 2007 consisted of nonaccrual loans and leases with commercial loans and leases aggregating $3.2 million, residential mortgage loans aggregating $360,000 and commercial loans and leases 90 days past due, but still accruing of $418,000. Nonperforming assets at December 31, 2006 were primarily comprised of nonaccrual residential and commercial loans.

      Included in nonaccrual loans and leases at September 30, 2007 were $3.0 million of impaired loans and leases, with specific reserves against these impaired loans and leases of $539,000. At December 31, 2006, there were no impaired loans and leases and thus, no specific reserve allocated to impaired loans and leases. The increase in nonaccrual loans and leases since year-end relates primarily to a few commercial loans and leases.


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

Delinquencies - At September 30, 2007, loan balances of $675,000 were 60 to 89 days past due, up from $476,000 at December 31, 2006.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	September 30, 2007	December 31, 2006

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$3,601	$1,407
Loans and leases past due 90 days or more, but still accruing	418	6
Impaired loans and leases (not included in nonaccrual loans and leases)	--	--

Total nonperforming loans and leases	4,019	1,413
Other real estate owned	--	--

Total nonperforming assets	$4,019	$1,413

Delinquent loans 60-89 days past due	$ 675	$ 476

Nonperforming loans and leases as a percent of total loans and leases	0.39%	0.14%
Nonperforming assets as a percent of total assets	0.27%	0.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.07%	0.05%

      Adversely classified assets - The Company's management classifies certain assets as "substandard," "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      At September 30, 2007, the Company had $9.6 million of assets that were classified as substandard. This compares to $8.2 million of assets that were classified as substandard at December 31, 2006. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2007, included in the assets that were classified as substandard were $5.6 million of performing loans. This compares to $6.8 million of adversely classified performing loans as of December 31, 2006. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the September 30, 2007 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. If a significant downturn in the local or regional market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets may increase. This in turn may necessitate an increase to the provision for loan losses in future periods.


Allowance for Credit Losses

      The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. In the third quarter of 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The allowance for credit losses was $13.1 million at September 30, 2007, compared to $12.9 million at December 31, 2006.

      During the first nine months of 2007, the Company made additions to the allowance for loan and lease losses of $490,000 and experienced net charge-offs of $305,000 compared to additions to the allowance for loan and lease losses of $1.1 million and net charge-offs of $466,000 for the first nine months of 2006. The net charge-offs in 2007 were primarily from residential mortgages and small business loans. At September 30, 2007, the allowance for loan and lease losses stood at $12.6 million and represented 312.6% of nonperforming loans and 1.22% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.4 million, representing 875.9% of nonperforming loans and 1.23% of total loans and leases outstanding at December 31, 2006.

      During the first nine months of 2007, the Company increased the reserve for unfunded lending commitments by $17,000, bringing the balance to $584,000 at September 30, 2007. This compares to the December 31, 2006 balance in the reserve for unfunded lending commitments of $567,000.

An analysis of the activity in the allowance for credit losses is as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

Allowance for Loan and Lease Losses	(In thousands)

Balance at beginning of period	$12,377	$11,665
Loans charged-off:
Commercial loans and leases	(82)	(472)
Residential mortgage loans	(205)	--
Consumer and other loans	(76)	(47)

Total loans charged-off	(363)	(519)

Recoveries of loans previously charged-off:
Commercial loans and leases	27	19
Residential mortgage loans	--	--
Consumer and other loans	31	10

Total recoveries of loans previously charged-off	58	29

Net charge-offs	(305)	(490)
Provision for loan and lease losses charged against income	490	1,202

Balance at end of period	12,562	12,377

Reserve for Unfunded Lending Commitments
Balance at beginning of period	567	503
Provision for unfunded lending commitments	17	64

Balance at end of period	584	567

Allowance for Credit Losses

Balance at end of period	$13,146	$12,944


The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	September 30, 2007	December 31, 2006

	(In thousands)
Allowance for Loan and Lease Losses

Loan category
Commercial loans and leases	$ 8,553	$ 7,944
Residential mortgage loans	1,326	1,440
Consumer and other loans	1,765	2,086
Unallocated	918	907

Total	$12,562	$12,377

      Assessing the appropriateness of the allowance for credit losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Management employs a similar process with respect to unfunded lending commitments. Based on this evaluation, management believes that the allowance for credit losses, as of September 30, 2007, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance, also referred to as unallocated allowance, is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $918,000 at September 30, 2007, compared to $907,000 at December 31, 2006.

      With respect to changes within the allocation of the allowance for loan and lease losses, commercial loans and leases increased on a net basis reflecting increased growth as well as reassessment of risk within leases. The change in the allocation attributable to residential mortgage loans was primarily reflective of lower balances. The allocation related to consumer loans declined as a result of reassessment of risk within home equity loans, while the unallocated portion of the allowance for loan and lease losses remained consistent with the amount from the prior year-end.

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


Results of Operations - Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three-month periods indicated:

(In thousands, except per share data)	For the three-month periods ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Income statement data:
Net interest income	$10,265	$10,292	$10,228	$10,173	$10,676
Noninterest income	(a)2,856	2,664	2,562	2,324	(a)1,544
Noninterest expense	9,492	9,624	9,511	(b)8,674	9,504
Net income	2,278	2,194	2,178	2,537	1,643

Per share data:
Diluted earnings per share	$ 0.46	$ 0.44	$ 0.44	$ 0.51	$ 0.33
Dividends per common share	0.16	0.15	0.15	0.15	0.15

Operating ratios:
Net interest margin	2.91%	2.97%	2.97%	2.91%	3.08%
Return on average assets	0.61%	0.60%	0.61%	0.69%	0.45%
Return on average equity	7.79%	7.63%	7.79%	9.11%	6.10%
Efficiency ratio	72.34%	74.28%	74.36%	69.41%	77.78%

(a)

Noninterest income includes gains on available for sale securities of $254,000 in the three-month period ended September 30, 2007 compared to losses on available for sale securities of $858,000 for the three-month period ended September 30, 2006.

(b)

Noninterest expense for the three-month period ended December 31, 2006 reflects the recovery of $803,000 of insurance proceeds relating to a loss on note receivable incurred in the three-month period ended March 31, 2006.

      The Company's 2007 third quarter net income of $2.3 million, increased by $84,000, or 3.8%, from the prior quarter (three months ended June 30, 2007). Net income was up $635,000, or 38.7%, on a comparative quarter basis (as compared to the three months ended September 30, 2006). Diluted earnings per common share ("EPS") was up 4.5% on a linked-quarter basis (as compared to the three months ended June 30, 2007) and increased 39.4% as compared to the same quarter a year ago.

      The Company's third quarter 2007 and 2006 GAAP earnings and GAAP EPS were affected by several non-core items. In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II. This redemption resulted in the recognition of $137,000 of additional interest expense related to previously unamortized debt issuance costs. Additionally, in the 2007 third quarter, the Company realized $254,000 of gains on available for sale securities, whereas the Company incurred a loss of $858,000 in the 2006 third quarter as the Company restructured a portion of its investment portfolio. Also, in 2006, the FHLB amended its dividend schedule. As a result, the Bank received approximately six months' worth of income on its investment in the FHLB during the third quarter of 2006.

      To provide additional analysis regarding the Company's operating results, the tables on the following page set forth certain non-GAAP information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described below. Management believes this information is useful to the investor in comparing the Company's operating results to those from prior periods. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.


The following tables summarize the impact of certain non-core items for the periods indicated below:

(In thousands, except per share data)	Quarter Ended September 30, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2006

Net income (GAAP)	$2,278	$2,194	$1,643
Adjust for:
AFS security (gains) losses, net of tax	(165)	--	558
Amortization of debt issuance costs, net of tax	89	--	--
FHLB dividend, net of tax	--	--	(148)

Pro forma net income	$2,202	$2,194	$2,053

Diluted earnings per share (GAAP)	$0.463	$0.442	$0.333
Effect of:
AFS security (gains) losses, net of tax	(0.034)	--	0.113
Amortization of debt issuance costs, net of tax	0.018	--	--
FHLB dividend, net of tax	--	--	(0.030)

Pro forma diluted earnings per share	$0.447	$0.442	$0.416

	Quarter Ended September 30, 2007

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.91%	0.61%	7.79%	72.34%
Effect of:
AFS security (gains) losses, net of tax	--	-0.04%	-0.56%	1.36%
Amortization of debt issuance costs, net of tax	0.04%	0.02%	0.30%	-0.71%
FHLB dividend, net of tax	--	--	--	--

Pro forma ratios	2.95%	0.59%	7.53%	72.99%

	Quarter Ended June 30, 2007

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.97%	0.60%	7.63%	74.28%
Effect of:
AFS security (gains) losses, net of tax	--	--	--	--
Amortization of debt issuance costs, net of tax	--	--	--	--
FHLB dividend, net of tax	--	--	--	--

Pro forma ratios	2.97%	0.60%	7.63%	74.28%

	Quarter Ended September 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	3.08%	0.45%	6.10%	77.78%
Effect of:
AFS security (gains) losses, net of tax	--	0.15%	2.08%	-5.38%
Amortization of debt issuance costs, net of tax	--	--	--	--
FHLB dividend, net of tax	-0.07%	-0.04%	-0.55%	1.56%

Pro forma ratios	3.01%	0.56%	7.63%	73.96%


      Pro forma earnings for the third quarter of 2007 were consistent with the second quarter of 2007. On a year-over-year basis, pro forma net income for the third quarter of 2007 increased $149,000 (up 7.3%) and EPS increased $0.03 per share (up 7.5%) as compared to the pro forma amounts for the third quarter of 2006. The Company has countered the effects of net interest margin compression of 6 basis points ("bps") through expense control and organic noninterest income growth.

      The third quarter 2007 pro forma net interest income increased by $110,000, or 1.1%, as compared to the second quarter of 2007. The yield on earning assets and cost of liabilities rose nominally with increases of 5 bps and 8 bps, respectively. Increases in average earning asset volume compensated for increases in the costs of deposits.

      Compared to the third quarter of 2006, net interest income decreased by $46,000, or 0.4%, on a pro forma basis. Increased yields on investment securities and MBSs of 87 bps and 29 bps reflect the restructuring of a portion of the Company's available for sale security portfolio in the prior year third quarter. Overall, yields on earning assets rose 23 bps, while the cost of liabilities increased 38 bps. Within the overall cost of liabilities were comparative increases in savings account and CD costs of 58 bps. The Company mitigated the net decrease in pro forma net interest margin of 6 bps through higher volume. In comparison to the same period a year ago, movements in the yield curve and competition for deposits, loans and customers in our market area resulted in increases in cost of funds outpacing increases in earning asset yields.

      Noninterest income for the third quarter of 2007 decreased on a linked-quarter basis by $62,000. Volume related decreases on loan related fees (down $75,000) and net gains on lease sales and commissions on loans originated for others (down $41,000) were slightly larger than increases in other income on a net basis. In comparison to the 2006 third quarter, noninterest income was up $200,000 for the 2007 third quarter. Net gains on lease sales and commissions on loans originated for others in the third quarter 2007 were up $201,000. Also, increases in income from bank-owned life insurance and service charges on deposit accounts in the 2007 third quarter offset the minor declines in loan related fees, commissions from nondeposit investment products and other income compared to the same period a year ago.

      Noninterest expenses for the current quarter were down on a linked-quarter basis by $132,000, or 1.4%, with decreases in professional services, marketing and data processing costs. Third quarter 2007 noninterest expenses were flat with a net decrease of $12,000, or 0.1% compared to the third quarter of 2006. Professional services costs savings of $265,000, or 37.3%, from lower investor relations costs and other more moderate expense decreases offset the net increase in salaries and benefits of $374,000, or 7.6%, which was attributable to timing differences in salary and benefit accruals in the current year third quarter.

      The Company's key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the third quarter of 2007 were consistent with the second quarter of 2007 and the third quarter of 2006. Throughout the remainder of 2007, management will continue to focus on expense control as part of its efforts to improve earnings and build shareholder value despite the pressure on the net interest margin.

Results of Operations - Comparison of the Three Months Ended September 30, 2007 and 2006

Net Interest Income

      Net interest income for the quarter ended September 30, 2007 was down $411,000, or 3.8%, from the $10.7 million earned in the third quarter of 2006. Similarly, the net interest margin for the third quarter of 2007 of 2.91% decreased from the net interest margin for the 2006 period of 3.08%. Average earning assets were $22.4 million, or 1.6%, higher, and average interest-bearing liabilities were $11.2 million, or 1.0%, higher, than the comparable period a year earlier.

      Two non-core items contributed to the decrease in net interest income and net interest margin between the two three-month periods. In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which resulted in $137,000 of additional interest expense from previously unamortized debt issuance costs. In 2006, the FHLB deferred the declaration of its normal dividend for the second quarter of 2006. As a result, the Bank received approximately six months' worth of income on its investment in the FHLB during the third quarter of 2006, resulting in an additional $228,000 of pretax


income. The two items comprised $365,000 and 11 bps of the change in net interest income and net interest margin, respectively. The remaining net interest income decrease of $46,000 and margin decrease of 6 bps were attributable to movements in the yield curve and competition for deposits, loans and customers in our market area.

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

(In thousands)	For the three months ended September 30,

	2007			2006

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 27,692	$ 365	5.24%	$ 5,941	$ 80	5.32%
Investment securities	122,573	1,577	5.15%	156,769	1,679	4.28%
Mortgage-backed securities	215,935	2,620	4.85%	210,201	2,394	4.56%
Stock in the FHLB	15,671	254	6.43%	16,530	456	10.94%
Loans receivable:
Commercial loans and leases	549,318	10,200	7.38%	491,059	9,204	7.44%
Residential mortgage loans	254,082	3,427	5.39%	282,602	3,771	5.34%
Consumer and other loans	221,897	3,507	6.27%	221,690	3,433	6.14%

Total earning assets	1,407,168	21,950	6.21%	1,384,792	21,017	6.04%

Cash and due from banks	27,568			22,928
Allowance for loan and lease losses	(12,490)			(12,178)
Premises and equipment	14,410			14,878
Goodwill, net	11,317			11,317
Accrued interest receivable	6,111			5,996
Bank-owned life insurance	23,752			20,807
Prepaid expenses and other assets	8,761			9,652

Total assets	$1,486,597			$1,458,192

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 61,616	99	0.64%	$ 66,191	76	0.46%
Money market accounts	5,939	40	2.67%	8,024	44	2.15%
Savings accounts	383,669	2,955	3.06%	358,447	2,245	2.48%
Certificate of deposit accounts	381,624	4,479	4.66%	345,972	3,560	4.08%
Overnight and short-term borrowings	57,988	703	4.82%	49,446	639	5.12%
Wholesale repurchase agreements	10,000	136	5.32%	20,000	231	4.51%
FHLB borrowings	244,144	2,767	4.50%	285,413	3,171	4.41%
Subordinated deferrable interest debentures	18,278	506	11.07%	18,558	375	8.09%

Total interest-bearing liabilities	1,163,258	11,685	3.99%	1,152,051	10,341	3.56%

Noninterest-bearing deposits	185,189			180,878
Other liabilities	22,064			18,491

Total liabilities	1,370,511			1,351,420

Shareholders' Equity:	116,086			106,772

Total liabilities and shareholders' equity	$1,486,597			$1,458,192

Net interest income		$10,265			$10,676

Net interest rate spread			2.22%			2.48%
Net interest rate margin			2.91%			3.08%


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

	Three Months Ended September 30, 2007 vs. 2006 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (1)	$ 286	$ 285
Investment securities	317	(419)	(102)
Mortgage-backed securities	154	72	226
Stock in the FHLB	(179)	(23)	(202)
Commercial loans and leases	(164)	1,160	996
Residential mortgage loans	40	(384)	(344)
Consumer and other loans	83	(9)	74

Total interest income	250	683	933

Interest expense:
NOW accounts	28	(5)	23
Money market accounts	9	(13)	(4)
Savings accounts	543	167	710
Certificate of deposit accounts	530	389	919
Overnight and short-term borrowings	(40)	104	64
Wholesale repurchase agreements	35	(130)	(95)
FHLB borrowings	62	(466)	(404)
Subordinated deferrable interest debentures	137	(6)	131

Total interest expense	1,304	40	1,344

Net interest income	$ (1,054)	$ 643	$ (411)

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.8 million for the quarter ended September 30, 2007, compared to $4.6 million for the 2006 period. The increase in total investment income was $207,000, or 4.5%. Investment income for the current quarter benefited from the higher-yielding securities the Company purchased as part of the investment portfolio restructuring conducted in the third quarter of 2006.

      Going forward, the Company intends to primarily redeploy cash flows available from maturing investment securities and MBSs into higher-yielding internally generated assets, such as commercial loans and leases. With respect to duration and repricing of the Company's available for sale investment portfolio, the majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      Interest Income - Loans and Leases - Interest from loans and leases was $17.1 million for the quarter ended September 30, 2007, and represented a yield on total loans and leases of 6.65%. This compares to $16.4 million of interest, and a yield of 6.56%, for the third quarter of 2006. Increased interest income resulting from the growth in the average balance of loans and leases of $29.9 million, or 3.0%, was augmented by an increase in the yield on loans and leases of 9 bps.


      The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2006 as follows: commercial loans and leases increased $58.3 million, or 11.9%. Consumer and other loans remained relatively unchanged, with an increase of $207,000, or 0.1%. Residential mortgage loans decreased $28.5 million, or 10.1%. Changes in the average yields from the third quarter of 2006 were as follows: commercial loans and leases decreased 6 bps, to 7.38%, and consumer and other loans increased 13 bps, to 6.27%, while residential mortgage loans increased to 5.39%. The yields on loans and leases in the current quarter were impacted by nonaccrual interest recognition as well as repricing of existing variable rate assets.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $1.3 million, or 13.0%, to $11.7 million for the three months ended September 30, 2007, up from $10.3 million for the same period during 2006. The overall average cost for interest-bearing liabilities increased 43 bps to 3.99% for the third quarter of 2007, compared to 3.56% for the third quarter of 2006. The average balance of total interest-bearing liabilities remained relatively unchanged at $1.2 billion for the three months ended September 30, 2007 and 2006.

      The growth in deposit average balances was centered primarily in CDs (up $35.7 million, or 10.3%) and savings accounts (up $25.2 million, or 7.0%). These increases were somewhat offset by decreases in lower-costing NOW accounts (down $4.6 million, or 6.90%) and money market accounts (down $2.1 million, or 26.0%).

      Borrowings decreased as compared to the third quarter of 2006, with increases in customer short-term borrowings (up $8.5 million, or 17.3%) surpassed by larger decreases in FHLB funding (down $41.3 million, or 14.5%), as well as wholesale repurchase agreements (down $10.0 million, or 50.0%). The average balance of subordinated deferrable interest debentures remained largely unchanged between the two periods (down $280,000, or 15%) as the Company's redemption of the $5.2 million of debentures held by BRI Statutory Trust II occurred at the end of September 2007. This redemption, however, resulted in $137,000 of additional interest expense for the three month period ended September 30, 2007 from previously unamortized debt issuance costs.

      The rise in deposit and borrowing costs can be attributed to a number of factors. Customer demand remains strong for higher-yielding deposit products, due in part to relatively high short-term rates. Competition for deposits continues to be strong. Additionally, bank and non-bank advertising continues to be prevalent in our local market area, which has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered higher-yielding savings accounts in addition to the normally higher-yielding CDs.

      Excluding the additional interest expense associated with the redemption of the BRI Statutory Trust II debentures, costs rose marginally during the current quarter for long-term borrowings. Fluctuations in the yield curve contributed to this overall rise in interest costs, but also produced savings in short-term borrowing costs. Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $290,000 for the quarter ended September 30, 2007, down $110,000 from the third quarter of 2006. The Bank made additions to the allowance for loan and lease losses during the third quarter of 2007 in response to growth of the commercial loan and lease portfolio and general concern for economic conditions. The primary reasons for the change in the provision for loan and lease losses compared to the third quarter of 2006 were lower relative growth in commercial loans and a reassessment of risk within the components of the loan and lease portfolio.


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

Noninterest Income

      Total noninterest income increased $1.3 million, or 85.0%, to $2.9 million for the third quarter of 2007, from $1.5 million for the third quarter of 2006. Realized gains and losses on available for sale securities was the primary driver of this change with gains of $254,000 in the 2007 third quarter compared to losses of $858,000 in the 2006 third quarter as the Company restructured a portion of its investment portfolio during that period. Additionally, net gains on lease sales and commissions on loans originated for others grew by $201,000, or 213.8%, compared to the same quarter a year ago due to higher volume. Income from bank-owned life insurance ("BOLI") benefited from the tax-free exchange the Company entered into in the fourth quarter of 2006 and the additional purchases of BOLI made during 2006, with an overall increase of $65,000, or 33.0%. Service charges on deposit accounts increased by $58,000, or 4.4%, compared to the third quarter of 2006. These increases were offset by volume based decreases in commissions on nondeposit investment products in the third quarter of 2007 (down $34,000, or 19.0%) and loan related fees (down $43,000, or 27.0%). Additionally, other income decreased by $47,000, or 10.7%, mainly due to lower credit card commissions compared to the prior year third quarter.

Noninterest Expense

      Noninterest expense for the third quarter of 2007 of $9.5 million was relatively unchanged compared to the third quarter of 2006, with an overall decrease of $12,000, or 0.1%. In the 2007 third quarter, professional services expenses decreased $265,000, or 37.3%, primarily reflecting a decrease in investor relation costs. The Company also realized savings in data processing costs (down $50,000, or 6.7%), marketing (down $36,000, or 9.4%), and loan servicing costs (down $25,000, or 10.2%). Partially offsetting these items were increases in salaries and benefits costs (up $374,000, or 7.6%), largely due to timing differences in salary and benefit accruals. Additionally, loan workout expense increased $34,000, or 377.8%. Other miscellaneous expenses decreased by $37,000, or 3.0%, for the third quarter of 2007 compared to the same period a year ago with savings from increased operating efficiencies. The Company's efficiency ratio improved from the third quarter 2006 pro forma ratio of 73.96% to 72.99% for the third quarter of 2007. However, these efficiency ratios continue to be negatively impacted by the compression in the net interest margin, which has partially negated cost savings realized.

Income Tax Expense

      Income tax expense of $1.1 million was recorded for the three months ended September 30, 2007, compared to $673,000 for the same period during 2006. This represented total effective tax rates of 31.8% and 29.1%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

Results of Operations - Comparison of the Nine Months Ended September 30, 2007 and 2006

General

      Net income for the first nine months of 2007 increased $1.5 million, or 28.5%, to $6.7 million, from $5.2 million for the first nine months of 2006. EPS increases in a similar manner, with an increase of $0.29 per share, or 27.6%. These two periods include several non-core items: additional interest expense from previously unamortized debt issuance costs recognized in connection with the redemption of subordinated deferrable interest debentures in September 2007, losses on available for sale securities from the investment


portfolio restructuring in September 2006 (whereas the Company realized gains on available for sale securities in 2007) and a loss incurred on a note receivable in the first quarter of 2006.

      To provide additional analysis regarding the Company's operating results, the tables below set forth certain non-GAAP information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts as described below. Management believes this information is useful to the investor in comparing the Company's operating results to those from prior periods. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

The following tables summarize the impact of certain non-core items for the periods indicated below:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
(In thousands, except per share data)

Net income (GAAP)	$6,650	$5,174
Add back:
AFS security (gains) losses, net of tax	(165)	558
Amortization of debt issuance costs, net of tax	89	--
Note receivable loss, net of tax	--	564

Pro forma net income	$6,574	$6,296

Diluted earnings per share (GAAP)	$1.34	$1.05
Effect of:
AFS security (gains) losses, net of tax	(0.03)	0.11
Amortization of debt issuance costs, net of tax	0.02	--
Note receivable loss, net of tax	--	0.12

Pro forma, diluted earnings per share	$1.33	$1.28

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006

	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio	Net Interest Margin	Return on Average Assets	Return on Average Equity	Efficiency Ratio

GAAP ratios	2.95%	0.61%	7.74%	73.65%	3.11%	0.48%	6.55%	77.62%
Effect of:
AFS security (gains) losses, net of tax	--	-0.02%	-0.19%	0.48%	--	0.05%	0.71%	-2.22%
Amortization of debt issuance costs, net of tax	0.01%	0.01%	0.10%	-0.25%	--	--	--	--
Note receivable loss, net of tax	--	--	--	--	--	0.05%	0.71%	-1.66%

Pro forma ratios	2.96%	0.60%	7.65%	73.88%	3.11%	0.58%	7.97%	73.74%

      On a pro forma basis, net income increased by $278,000, or 4.4%, and EPS increased $0.05 per share, or 3.9%. Noninterest income increased $306,000, or 4.1%, while noninterest expenses dropped $558,000, or 1.9%. Provision for loan losses decreased by $612,000, or 55.5%, primarily as a result of lower commercial loan growth and decreased charge-offs. These gains were partially offset by a decline in pro forma net interest income of $1.1 million, or 3.5%. The net interest margin decreased 15 bps, while total average earning assets increased by $17.8 million.

Net Interest Income

      For the nine months ended September 30, 2007, net interest income was $30.8 million, compared to $32.1 million for the 2006 period. The net interest margin for the first nine months of 2007 was 2.95%, down from the net interest margin for the 2006 period of 3.11%. The decrease in net interest income of $1.3 million, or 4.0%, and margin decrease of 16 bps were attributable to the flat-to-inverted shape of the yield


curve, changes in short-term rates, as well as competition for deposits, loans and customers in our market area. Additionally, in September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which resulted in an additional $137,000 of interest expense relating to unamortized debt issuance costs. Average earning assets were $17.8 million, or 1.3%, higher, and average interest-bearing liabilities were $5.5 million, or 0.5%, higher than the comparable period a year earlier.

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

(In thousands)	Nine Months Ended September 30,

	2007			2006

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 20,891	$ 837	5.36%	$ 4,179	$ 157	5.01%
Investment securities	116,756	4,444	5.08%	158,260	5,074	4.27%
Mortgage-backed securities	227,401	8,223	4.82%	221,300	7,571	4.56%
Stock in the FHLB	15,741	800	6.79%	16,454	667	5.42%
Loans receivable:
Commercial loans and leases	533,579	29,440	7.37%	462,973	25,169	7.27%
Residential mortgage loans	258,581	10,374	5.35%	294,328	11,750	5.32%
Consumer and other loans	219,385	10,249	6.25%	217,085	9,786	6.03%

Total earning assets	1,392,334	64,367	6.17%	1,374,579	60,174	5.85%

Cash and due from banks	24,971			22,706
Allowance for loan and lease losses	(12,459)			(12,025)
Premises and equipment	14,623			15,164
Goodwill, net	11,317			11,280
Accrued interest receivable	5,878			5,953
Bank-owned life insurance	23,494			20,389
Prepaid expenses and other assets	9,094			9,477

Total assets	$1,469,252			$1,447,523

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 63,358	300	0.63%	$ 73,450	270	0.49%
Money market accounts	6,411	103	2.15%	9,354	120	1.71%
Savings accounts	371,976	8,094	2.91%	345,155	5,424	2.10%
Certificate of deposit accounts	386,214	13,369	4.63%	349,559	9,866	3.77%
Overnight and short-term borrowings	53,977	2,006	4.97%	41,133	1,452	4.72%
Wholesale repurchase agreements	11,905	466	5.17%	20,000	643	4.24%
FHLB borrowings	240,188	7,998	4.45%	289,747	9,259	4.27%
Subordinated deferrable interest debentures	18,464	1,246	9.00%	18,558	1,085	7.80%

Total interest-bearing liabilities	1,152,493	33,582	3.90%	1,146,956	28,119	3.28%

Noninterest-bearing deposits	183,541			177,579
Other liabilities	18,378			17,307

Total liabilities	1,354,412			1,341,842

Shareholders' Equity:	114,840			105,681

Total liabilities and shareholders' equity	$1,469,252			$1,447,523

Net interest income		$30,785			$32,055

Net interest rate spread			2.27%			2.57%
Net interest rate margin			2.95%			3.11%


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

	Nine Months Ended September 30, 2007 vs. 2006 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ 11	$ 669	$ 680
Investment securities	843	(1,473)	(630)
Mortgage-backed securities	421	231	652
Stock in the FHLB	163	(30)	133
Commercial loans and leases	213	4,058	4,271
Residential mortgage loans	57	(1,433)	(1,376)
Consumer and other loans	414	49	463

Total interest income	2,122	2,071	4,193

Interest expense:
NOW accounts	71	(41)	30
Money market accounts	26	(43)	(17)
Savings accounts	2,222	448	2,670
Certificate of deposit accounts	2,394	1,109	3,503
Overnight and short-term borrowings	81	473	554
Wholesale repurchase agreements	120	(297)	(177)
FHLB borrowings	376	(1,637)	(1,261)
Subordinated deferrable interest debentures	166	(5)	161

Total interest expense	5,456	7	5,463

Net interest income	$(3,334)	$ 2,064	$(1,270)

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $14.3 million for the nine months ended September 30, 2007, compared to $13.5 million for the 2006 period. The increase in total investment income was $835,000, or 6.2%, and was primarily attributable to higher yields on newly purchased assets as well as the investment portfolio restructuring the Company conducted in the third quarter of 2006.

      Interest Income - Loans and Leases - Interest from loans and leases was $50.1 million for the nine months ended September 30, 2007, and represented a yield on total loans and leases of 6.61%. This compares to $46.7 million of interest, and a yield of 6.40%, for the same period a year ago. Increased interest income resulting from the growth in the average balance of loans and leases of $37.2 million, or 3.8%, was augmented by an increase in the yield on loans of 21 bps.

      The average balance of the various components of the loan and lease portfolio changed compared to the same period in 2006 as follows: commercial loans and leases increased $70.6 million, or 15.3%, and consumer and other loans increased $2.3 million, or 1.1%, while residential mortgage loans decreased $35.7 million, or 12.1%. Changes in the average yields from the first nine months of 2006 were as follows: commercial loans and leases increased 10 bps, to 7.37%, and consumer and other loans increased 22 bps, to 6.25%, while residential mortgage loans increased 3 bps, to 5.35%. The yields on loans and leases benefited primarily from higher yields on new loan originations and repricing of existing variable rate assets.


      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings increased $5.5 million, or 19.4%, to $33.6 million for the nine months ended September 30, 2007, from $28.1 million for the same period during 2006. The overall average cost for interest-bearing liabilities increased 62 bps to 3.90% for the first nine months of 2007, compared to 3.28% for the first nine months of 2006. The average balance of total interest-bearing liabilities increased $5.5 million, from $1.1 billion for the first nine months of 2006 to $1.2 billion for the first nine months of 2007. The growth in deposit average balances was centered primarily in CDs (up $36.7 million, or 10.5%) and savings accounts (up $26.8 million, or 7.8%). Offsetting the increase in CDs and savings accounts were decreases in NOW accounts (down $10.1 million, or 13.7%) and money market accounts ($2.9 million, or 31.5%).

      The average balance of borrowings decreased for the first nine months of 2007 compared to the prior year, with increases in short-term borrowings (up $12.8 million, or 31.2%) surpassed by decreases in FHLB borrowings (down $49.6 million, or 17.1%), as well as declines in wholesale repurchase agreements (down $8.1 million, or 40.5%). The average balance of subordinated deferrable interest debentures remained relatively unchanged between the two periods (down $94,000, or 0.5%) as the Company's redemption of the debentures held by BRI Statutory Trust II occurred at the end of September 2007. This redemption, however, resulted in $137,000 of additional interest expense for the nine month period ended September 30, 2007 from previously unamortized debt issuance costs.

Provision for Loan and Lease Losses

      For the nine months ended September 30, 2007, the provision for loan and lease losses was $490,000, down from the $1.1 million recorded during the same period in 2006. The primary reasons for the reduction in the provision for loan and lease losses were lower net charge-offs thus far in 2007 and lower relative growth in commercial loans partially offset by a moderate increase in the level of nonperforming loans.

Noninterest Income

      Total noninterest income increased $1.4 million, or 21.3%, to $8.1 million for the first nine months of 2007 from $6.7 million for the same period in 2006. During the first nine months of 2007, the Company realized gains on investment sales of $254,000, while in the same period in 2006, the Company restructured a portion of its investment portfolio and incurred losses of $858,000. The Company experienced increased volume in net gains on lease sales and commissions on loans originated for third parties (up $699,000 or 219.1%). Service charges on deposit accounts also increased $313,000, or 8.3%, and remain the largest source of noninterest income for the Company. Additionally, income from BOLI was up $202,000, or 35.3%, benefiting from the tax-free exchange the Company entered into in the fourth quarter of 2006, as well as additional purchases of BOLI. These increases offset volume related declines in commissions on nondeposit investment products (down $306,000 or 41.2%) and loan related fees (down $112,000 or 19.3%). Additionally, other income fell $490,000, or 32.0%, largely due to decreases in customer related sweep activity and commissions on historic tax credits during the first nine months of 2007.

Noninterest Expense

      Noninterest expense for the first nine months of 2007 decreased $1.4 million, or 4.7%, to $28.6 million from $30.1 million in 2006. In the first quarter of 2006, the Company incurred a loss on a note receivable of $868,000. Excluding this loss, noninterest expenses decreased $558,000, or 1.9%, which is reflective of the Company's ongoing initiatives to control expense growth.

      Marketing expenses decreased by $195,000, or 14.5%, and loan workout costs decreased $121,000, or 72.0%. Additionally, data processing and equipment costs declined $160,000, or 4.9%, in the aggregate. During the first nine months of 2007, salaries and benefits costs moderately increased $213,000, or 1.4%, while the Company also experienced nominal increases in professional services (up $58,000, or 3.5%) and occupancy (up $44,000, or 1.7%) costs. Other miscellaneous expenses decreased $352,000, or 9.3%, from a year ago, in part from lower operating expenses. On a pro forma basis, adjusting for the aforementioned non-core items, the Company's pro forma efficiency ratio remained relatively unchanged year-over-year at 73.88% for the first nine months of 2007 compared to a pro forma ratio of 73.74% for the same period in


2006. These efficiency ratios continue to be negatively impacted by the compression in the net interest margin, which has partially negated cost savings realized.

Income Tax Expense

      Income tax expense of $3.1 million was recorded for the nine months ended September 30, 2007, compared to $2.4 million for the same period during 2006. This represented total effective tax rates of 31.8% and 31.6%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2007, overnight investments, investment securities and MBSs available for sale amounted to $373.7 million, or 25.0% of total assets. This compares to $381.2 million, or 25.8% of total assets at December 31, 2006. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company at September 30, 2007 was $117.9 million, as compared to $112.1 million at December 31, 2006. This difference of $5.8 million was the result of net income of $6.7 million, proceeds from the exercise of stock options and related tax effects of $1.8 million, increase in accumulated other comprehensive income of $1.2 million (attributable to decreases in net unrealized losses on investments and MBSs) and share-based compensation of $225,000. Partially offsetting the aforementioned items were dividend payments of $2.2 million and stock repurchases of $1.9 million.

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


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

      As of September 30, 2007, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. Additionally, at September 30, 2007, the Company had approximately $9 million of additional capital (held at the parent company), which is available to support the Bank's future growth.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At September 30, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$121,406	8.31%	$43,825	3.00%	$ 73,042	5.00%
Tier I capital (to risk weighted assets)	121,406	11.75%	41,340	4.00%	62,009	6.00%
Total capital (to risk weighted assets)	133,968	12.96%	82,679	8.00%	103,349	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$111,882	7.66%	$43,839	3.00%	$ 73,066	5.00%
Tier I capital (to risk weighted assets)	111,882	10.83%	41,317	4.00%	61,976	6.00%
Total capital (to risk weighted assets)	124,444	12.05%	82,634	8.00%	103,293	10.00%

At December 31, 2006:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$121,782	8.37%	$43,658	3.00%	$ 72,763	5.00%
Tier I capital (to risk weighted assets)	121,782	12.05%	40,428	4.00%	60,642	6.00%
Total capital (to risk weighted assets)	134,159	13.27%	80,856	8.00%	101,070	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$104,213	7.18%	$43,540	3.00%	$ 72,567	5.00%
Tier I capital (to risk weighted assets)	104,213	10.32%	40,405	4.00%	60,607	6.00%
Total capital (to risk weighted assets)	116,590	11.54%	80,809	8.00%	101,011	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of September 30, 2007, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2007:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (456)	-1.1%
Down 200 bps	(593)	-1.4%

Subsequent Twelve Month Period:

Up 200 bps	$(2,027)	-4.5%
Down 200 bps	(3,744)	-8.4%


      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2007, the Company's one year cumulative gap was a positive $23.4 million, or 1.6% of total assets.

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


BANCORP RHODE ISLAND, INC. Other Information

PART II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, or to which any of their property is subject, other than ordinary routine litigation incidental to the business of banking.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company's repurchases of common stock during the quarter ended September 30, 2007:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plan (a)	Maximum number of shares that may yet be purchased under the plan

7/1/07 through 7/31/07	--	--	--	230,000
8/1/07 through 8/31/07	37,200	$34.13	37,200	192,800
9/1/07 through 9/30/07	--	--	--	192,800

(a)

The Company's Board of Directors has authorized the repurchase of up to 245,000 shares of the Company's common stock or approximately five percent of the outstanding shares. The repurchases, which may be conducted through open market purchases or privately negotiated purchases, may be made periodically, subject to market conditions, at the discretion of management. As of September 30, 2007, 52,200 shares have been purchased to date.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have taken place.

Item 4. Submission of Matters to a Vote of the Security Holders

No information to report.

Item 5. Other Information

No information to report.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

November 8 , 2007	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

November 8, 2007	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
