Form 10-K
period 2007-12-31
BANCORP RHODE ISLAND INC
filed 2008-03-10
CIK 1109525

Use these links to rapidly review the document
Bancorp Rhode Island, Inc. Annual Report on Form 10-K Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Annual Report Under Section 13 of the Securities Exchange Act of 1934)

For the fiscal year ended December 31, 2007

Commission File No. 001-16101

BANCORP RHODE ISLAND, INC.
(Exact Name of Registrant as Specified in Its Charter)

Rhode Island (State or Other Jurisdiction of Incorporation or Organization)	05-0509802 (IRS Employer Identification No.)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2007, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Select MarketSM was $150,796,218.

        As of February 28, 2008, there were 4,537,021 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Documents incorporated by reference:

        Portions of Bancorp Rhode Island's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

        See pages 63-65 for the exhibit index.

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

        Actual results may differ materially from those set forth in forward looking statements as a result of these and other risks and uncertainties, including those detailed herein under Item 1A, "Risk Factors", and from time to time in other filings with the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). We have included important factors in the cautionary statements included or incorporated in this document, particularly under Item 1A, "Risk Factors", that we believe could cause actual results or events to differ materially from the forward looking statements that we make. Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.

ITEM 1.    BUSINESS

Introduction

        Bancorp Rhode Island, Inc. ("we" or the "Company"), a Rhode Island corporation, is the holding company for Bank Rhode Island (the "Bank"). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its subsidiaries.

        The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island and was formed in 1996 as a result of the acquisition of certain assets and liabilities divested in connection with the merger of Fleet Financial Group, Inc. and Shawmut National Corporation. Headquartered in Providence, Rhode Island, the Bank conducts business through 16 full-service branches, with 12 located in Providence County, 3 located in Kent County and 1 located in Washington County. The Bank augments its branch network through online banking services and automatic teller machines ("ATMs"), both owned and leased, located throughout Rhode Island.

        The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, two national and one regional. Based on total deposits as of June 30, 2007 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the State's capital. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management and online banking services, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

        One of the Bank's principal subsidiaries, BRI Investment Corp., a Rhode Island corporation wholly-owned by the Bank, engages in the maintenance and management of intangible investments and the collection and distribution of the income from such investments.

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

Overview

        The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in the Bank's predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as "core deposits." The Bank has stressed development of full relationships with customers, including its commercial customers, who tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Since inception, the Bank has grown its consumer loan portfolio and added sales of investment products; begun a private banking group and acquired an equipment leasing company.

        In March 2007, the Bank marked its eleventh year in business. During the past eleven plus years, the Company has grown its assets, deposits and customer base significantly and has expanded the depth and breadth of its management team and staff. Also, the Bank has substantially enlarged and improved its branch network, enhanced its operating systems and infrastructure and has become an effective competitive force in the Greater Providence marketplace.

        During the past year, the Company continued its transition from a young, high growth de novo bank into a more mature institution, which seeks to better leverage the footprint it has built and investments it has made. Thus, the Company aimed to combine its strong external focus on high quality loan and deposit growth with (i) the absorption of the Company's major recent initiatives, which included four new branches, the creation of a private bank and acquisition of a leasing subsidiary, and (ii) internally directed efforts to improve the Company's organizational structure and better control operational costs. Additionally, the Company took measures to deal with the industry-wide pressure on net interest margins presented by the shape of the yield curve and the intense competition for deposits and quality assets.

        In late 2007, the Company's Chief Financial Officer assumed responsibility for operations, information technology and human resources in addition to overseeing all financial strategy, balance sheet management, investor relations and accounting. The Company also promoted its Director of Corporate Banking to the position of Chief Lending Officer, with responsibility for all commercial lending areas, the

Bank's Lending Services Unit, the Bank's private banking group, and Macrolease Corporation ("Macrolease"), the Bank's Long Island, NY-based equipment leasing company.

        The Company achieved double-digit commercial loan and lease growth of 10.4% in 2007, with commercial outstandings increasing from $519.8 million at the prior year-end to $573.7 million at December 31, 2007. The Company's Providence-based lending team and its Macrolease subsidiary have contributed high-quality, high-yielding assets to the Company's balance sheet. In addition, originations of leases for third parties by Macrolease produced over $1.0 million of noninterest income in 2007, up from $407,000 in the prior year, an increase of over 150%.

        The Company's loan and lease growth did not come at the expense of credit quality. Nonperforming assets were low at December 31, 2007 at 0.40% of total loans and 0.28% of total assets, respectively. Net charge-offs for the year were nominal at 0.05% of average loans outstanding.

        Competition for deposits remained intense in the Bank's primary market area. In 2007, the Bank increased its core deposits by $6.0 million, or 0.9%. The Bank increased its savings accounts by $40.1 million, or 11.3%, during the year, which countered the decrease in demand deposit accounts of $27.6 million, or 13.8%. In 2007, the Bank did not experience the year-end build-up of customers' demand deposit accounts that it had experienced over the past several years. However, with the Bank's focus on core deposit account gathering, the Bank was able to reduce its brokered certificate of deposit account balance by $10.0 million from the December 31, 2006 level of $30.0 million. Overall, total deposits decreased by $1.6 million, or 0.2%, year-over-year.

        The Bank's branches opened in 2004 and 2005 continue to make progress. The Bank's North Kingstown and East Greenwich branches had deposit growth in 2007 of 9.3% and 8.2%, respectively, while the Lincoln branch had deposit growth of 11.5%. In October 2007, the Bank opened a new branch office in Pawtucket.

        Deposit service charges comprised approximately half of the Company's noninterest income in the past two years. Towards the end of 2006 and into early 2007, the Bank implemented deposit fee enhancement programs. As a result of these programs, the Bank experienced a 10.3% increase in deposit fee income in 2007.

        In 2006, the Bank continued the deployment of its new service model for its branches. With the "Universal Banker" model, customers now have a single in-branch touch point for all banking services by removing the traditional split between the teller and customer service representative. By having one person service the customer's needs, the Bank believes it can elevate its service levels, as well as improves operational efficiencies. The Bank phased in this concept gradually throughout 2007 and will continue implementation in 2008.

        The Company continued to proactively manage its balance sheet. The steps taken in 2006 to restructure a portion of the Company's investment portfolio benefited the net interest margin in 2007. The overall increase in yields on investment and mortgage-backed securities of 75 and 20 basis points, respectively, aided in partially offsetting increases in deposit costs. Additionally, the Company was active in repurchasing shares of its common stock. In November 2007, the Company expanded its original repurchase program of 245,000 shares by an additional 100,000 shares. By the end of the year, the Company had repurchased 305,200 shares, or 6.3% of its issued shares, for a total cost of $10.2 million. The Company concluded this repurchase program in February 2008. The Company further managed its capital position by redeeming $5 million of trust preferred securities in September 2007. Additionally, the Company's Board of Directors increased its quarterly dividend effective third quarter 2007 by $0.01 to $0.16 per share.

        The Company also made strides in improving its operating efficiency. The Company reduced its noninterest expenses in 2007 by $702,000, or 1.8%. This overall decrease compares to increases of 6.6% in

2006 and 10.4% in 2005. Throughout 2008, the Company will continue to review its operational process in an effort to identify efficiencies and cost savings with the aim of improving earnings.

Lending Activities

        The Bank's business strategy has been to grow its commercial and consumer loan portfolios while allowing its residential mortgage loan portfolio to decline gradually as a percent of total loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2002, until December 31, 2007, commercial loan and lease outstandings have increased $292.7 million, or 104.2%, and consumer loan outstandings have increased $123.8 million, or 134.7%. Commercial loans and leases increased from 41.9% of total loans and leases at December 31, 2002, to 55.3% of total loans and leases at December 31, 2007, and consumer and other loans increased from 13.7% of total loans and leases at December 31, 2002, to 20.8% of total loans and leases at December 31, 2007. Meanwhile, residential mortgage loans decreased from 44.4% of total loans and leases at December 31, 2002, to 24.0% of total loans and leases at December 31, 2007.

        The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 74% of Rhode Island businesses and 79% of Rhode Island jobs are located in Providence and Kent Counties. More than 98% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank's lending profile and that the Bank's branches are well positioned to facilitate the generation of loans from this customer base.

        The Bank's commercial lending function is organized into two groups. The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. The business lending group originates business loans, often referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank's subsidiary, Macrolease). The Bank's branch network and business development team also play a role in business lending relationships under $1 million. Underwriting, processing and monitoring of the bulk of business credit relationships under $1.0 million are supported by the Banks lending services unit ("LSU"). The creation of the LSU has enhanced the Bank's ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and improved monitoring of these credits.

        The Bank also satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans.

        The Bank has tiered lending authorities. Certain senior executives have lending approval authority up to $3 million. Extensions of credit to a customer relationship greater than established authority levels (up to the Bank's house lending limit of $10.0 million) require the approval of the Credit Committee, which consists of members of the Bank's senior management and one outside director. Exceptions to the Bank's house lending limit require the approval of a committee of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate volume production and process flow.

        The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2007, the Bank had $256.9 million of aggregate loan commitments outstanding to fund a variety of loans.

        Overall, loans and leases produced total interest income of $67.0 million, or 77.9% of total interest and dividend income, in 2007 and $63.0 million, or 77.6%, of total interest and dividend income, during 2006.

        Commercial Real Estate and Multi-Family Loans—The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2007, owner-occupied commercial real estate loans totaled $157.4 million, or 15.2% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank's business lending group. Nonowner-occupied commercial real estate loans totaled $103.0 million, or 9.9% of the total loan portfolio, and multi-family residential loans totaled $42.5 million, or 4.1% of the total loan portfolio, and are generally handled in the Bank's commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.

        The Bank's underwriting practices for permanent commercial real estate and multi-family residential loans are intended to assure that the property securing these loans will generate a positive cash flow after operating expenses and debt service payments. The Bank requires appraisals before making a loan and generally requires the personal guarantee of the borrower. Permanent loans on commercial real estate and multi-family properties generally are made at a loan-to-value ratio of no more than 80%.

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

        Commercial and Industrial Loans—The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration's ("SBA") loan guaranty programs and include some form of SBA credit enhancement. The Bank utilizes credit scoring in evaluating business loans of up to $750,000. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank's commercial customers.

        At December 31, 2007, commercial and industrial loans totaled $131.9 million, or 12.7% of the total loan portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower's ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time.

        Leases—In May 2005, the Bank, through its Macrolease subsidiary, purchased substantially all of the operating assets of Macrolease International Corporation, a privately held national equipment leasing company based on Long Island in Plainview, New York. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these purchased leases. These "government" leases generally have maturities of five years or less and are not made in reliance on residual collateral values. At December 31, 2007, leases comprised 10.2% of the commercial loan and lease portfolio, with $43.4 million of Macrolease-generated leases and $15.3 million of purchased government leases. Included within these amounts were $3.3 million of leases generated for sale at December 31, 2007. The Bank increased its origination efforts intended for third parties in 2007 with leases originated for sale of $25.1 million, which generated $1.0 million of noninterest income.

        Small Business Loans—The Bank utilizes the term "small business loans" to describe business lending relationships of approximately $250,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business' principal owners. A number of these loans are granted in conjunction with the SBA's Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2007, small business loans totaled $45.8 million, or 4.4% of the total loan portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

        Construction Loans—The Bank originates residential construction loans to individuals and professional builders to construct one- to four-family residential units, either as primary residences or for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2007, outstanding construction loans totaled $38.8 million, or 3.7% of the total loan portfolio. In addition, the Bank offers interest-only construction loans during the construction period.

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

        Residential Mortgage Loans—The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. Currently, the Bank purchases fixed- and adjustable-rate ("ARM") mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to fully utilize available cash flows. With the exception of approximately $40 million of purchased mortgages, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from ..25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2007, approximately 36% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

        Additionally, largely as an accommodation to the Bank's customers, fixed- and variable-rate mortgages are offered throughout the Bank's branch network. The majority of these mortgages are transferred to the Bank's correspondent third parties under precommitments to fund these transactions. However, the Bank does retain a portion of these residential mortgages for its own portfolio. In 2007, fees from these loans originated for third parties increased to $192,000 from $159,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it focuses its resources on commercial and consumer lending.

        At December 31, 2007, one- to four-family residential mortgage loans totaled $248.7 million, or 24.0% of the total loan portfolio. The fixed rate portion of this portfolio totaled $92.9 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $155.8 and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

        Consumer and Other Loans—The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2007, the consumer loan portfolio totaled $215.7 million, or 20.8% of the total loan portfolio. Over the past 5 years, consumer loans have increased by $123.8 million, or 134.7%. However, compared to the prior year-end, consumer loans have decreased by $4.8 million, or 2.2%. The Company believes this decrease was reflective of the softening of the housing market over the past 18 months, which has reduced consumer appetite for home equity loans and credit lines.

        Home equity term loans and home equity lines of credit comprised 98.1% of the consumer loan portfolio at December 31, 2007. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.

Investment Activities

        Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, U.S. agency securities, corporate debt securities, mortgage-backed securities ("MBSs"), collateralized mortgage obligations ("CMOs") and Federal Home Loan Bank of Boston ("FHLB") stock, represents $367.9 million, or 24.9% of total assets, as of December 31, 2007. The vast majority of these securities are rated investment grade by at least one major rating agency.

        Loans and leases generally provide a better return than investments, and accordingly, the Company seeks to emphasize their generation rather than increasing its investment portfolio. The investments are managed by the Bank's Chief Financial Officer and Treasurer, subject to the supervision and review of the Asset/Liability Committee and are made in compliance with the Investment Policy approved by the Bank's Board of Directors.

        Overall, in 2007, investments produced total interest and dividend income of $19.0 million, or 22.1% of total interest and dividend income compared to $18.2 million, or 22.4%, of total interest and dividend income, during 2006.

Deposits

        Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses, non-profit entities, governmental entities and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit ("CDs"). The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally.

        The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits increased moderately on a dollar amount basis compared to the prior year (up $6.0 million, or 0.9%). Within core deposits, demand deposit accounts decreased to $172.6 million at December 31, 2007 from $200.3 million at December 31, 2006. At the end of 2007, the Bank did not experience the year-end build-up in customers' demand deposit accounts it had in the past several years. Within total deposit growth, however, the balance sheet mix changed from the prior year due to the continuing growth of savings account balances. Savings balances grew to $396.8 million at December 31, 2007, compared to $356.7 million at December 31, 2006, an increase of $40.1 million, or 11.3%. Core deposits as a percentage of total deposits increased to 63.1% at December 31, 2007 from 62.4% at December 31, 2006.

        As a by-product of the Bank's emphasis on checking account growth, as well as deposit fee enhancement programs, service charges on deposit accounts (which include insufficient funds ("NSF") fees) have grown over the years and represents the largest source of noninterest income for the Company. Service charges on deposit accounts produced a double-digit percentage increase from the prior year with an increase of $523,000, or 10.3%, from $5.1 million for 2006, to $5.6 million for 2007.

        The Bank generally charges early withdrawal penalties on its CDs in an amount equal to three months' interest on accounts with original maturities of one year or less and six months' interest on accounts with original maturities longer than one year. Interest credited to an account during any term may be withdrawn without penalty at any time during the term. Upon renewal of a CD, only interest credited during the renewal term may be withdrawn without penalty during the renewal term. The Bank's withdrawal penalties are intended to offset the potentially adverse effects of the withdrawal of funds during periods of rising interest rates.

        As a general policy, the Bank reviews the deposit accounts it offers to determine whether the accounts continue to meet customers' needs and the Bank's asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank's Asset and Liability Committee's strategy, as well as overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews the pricing of deposit related fees and charges.

Borrowings

        The Bank also derives cash flows from several sources, including loan repayments, deposit inflows and outflows, sales of available for sale investment securities and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions.

        The Bank utilizes borrowings on both a shorter- and longer-term basis to compensate for reductions in normal sources of funds on a daily basis and as opportunities present themselves. Additionally, the Bank will utilize borrowings as part of the Bank's overall strategy to manage interest rate risk. At December 31, 2007, total borrowings stood at $331.7 million compared to $337.1 million at December 31, 2006.

Nondeposit Investment Products and Services

        Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts ("Commonwealth"). Commissions on nondeposit investment products for the years ending December 31, 2007, 2006 and 2005 were $575,000, $872,000 and $849,000, respectively.

Employees

        At December 31, 2007, the Company had 229 full-time and 39 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

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

        The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Sarbanes-Oxley Act of 2002. Since 2002, changes to SEC rules have accelerated the reporting of numerous internal events and increased the Company's filing obligations and related costs.

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

        Rhode Island law also requires any person or persons desiring to acquire "control", as defined in the BHC Act, of any Rhode Island financial institution to file an extensive application with the Director. The application requires detailed information concerning the Bank, the transaction and the principals involved. The Director may disapprove the acquisition if the proposed transaction would result in a monopoly, the financial stability of the institution would be jeopardized, the proposed management lacks competence, or the acquisition would not promote public convenience and advantage. The Company is also subject to the Rhode Island Business Combination Act.

        In addition, whenever the Department of Business Regulation considers it advisable, the Department may conduct an examination of a Rhode Island bank holding company, such as the Company. Every Rhode Island bank holding company also must file an annual financial report with the Department of Business Regulation.

Federal Supervision: FDIC

        Overview—The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks, that, like the Bank, are not members of the Federal Reserve System. The FDIC's powers have been enhanced in the past two decades by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

        The Bank is subject to the FDIC regulatory capital requirements described below under "Regulatory Capital Requirements." An FDIC-insured bank also must conform to certain standards, limitations, and collateral requirements with respect to certain transactions with affiliates such as the Company. Further, an FDIC-insured bank is subject to laws and regulations that limit the amount of, and establish required approval procedures, reporting requirements and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Company, the Bank, and any subsidiary of the Bank, and to their related interests. FDIC approval also is required prior to the Bank's redemption of any stock. The prior approval of the FDIC or, in some circumstances, another regulatory agency, is required for mergers and consolidations. In addition, notice to the FDIC is required prior to the closing of any branch office, and the approval of the FDIC is required in order to establish or relocate a branch facility.

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

        Deposit Insurance—The Bank's deposits are insured by the BIF of the FDIC to the legal maximum for each separately insured depositor. The Federal Deposit Insurance Act, as amended (the "FDI Act"), provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

        The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution's supervisory rating and capital level. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $585,000 that could be applied against premiums, subject to certain limitations. Banks are now assessed rates ranging from 5 basis points per $100 of deposits for banks in Risk Category I (within which the Bank is classified) to 43 basis points for banks assigned to Risk Category IV. The Bank paid a minimum assessment of $2,000 in 2007, largely through the utilization of this one-time credit. In 2008, the Bank anticipates fully utilizing the remainder of this credit. This assessment increase is expected to have an adverse effect on the Company's earnings for 2008 and future years as compared to prior years.

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

Federal Supervision: FRB

        The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions and imposes capital adequacy requirements as described below under "Regulatory Capital Requirements."

Regulatory Capital Requirements

        FDIC Requirements—FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC- insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a capital ratio calculated using Tier 1 capital (as defined below) to total assets ("Tier 1 Leverage Ratio") of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

        In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk, which require FDIC-insured banks to maintain capital-to-risk weighted assets ratios based on Tier 1 capital ("Tier 1 Risk-Based Capital Ratio") of at least 4.0% and on total capital ("Total Risk-Based Capital Ratio") of at least 8.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as "core") capital consists of common shareholders' equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. "Supplementary" or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.

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

        As of December 31, 2007, the Bank's Tier 1 Leverage Ratio was 7.72%, its Tier 1 Risk-Based Capital Ratio was 10.87% and its Total Risk-Based Capital Ratio was 12.09%. Based upon the above ratios, the Bank is considered "well capitalized" for regulatory capital purposes.

        The activities in which a depository institution may engage and the remedies available to federal regulators vary depending upon the category described above into which an institution's level of capital falls. At each successive downward capital level, institutions are subject to more restrictions on their activities. For example, only "well capitalized" institutions may accept brokered deposits without prior regulatory approval (brokered deposits are defined to include deposits with an interest rate which is 75 basis points ("bps") above prevailing rates paid on similar deposits in an institution's normal market area).

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

        FRB Requirements—A bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company's capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2007, on a consolidated basis, the Company's Tier 1 Leverage Ratio was 7.87%, its Tier 1 Risk-Based Capital Ratio was 11.06% and its Total Risk-Based Capital Ratio was 12.28%. Based upon the above ratios, the Company is considered "well capitalized" for regulatory capital purposes.

        Basel Accord—U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (the "Basel Committee"), continue to consider and to make changes to the risk-based capital adequacy framework, which could affect the appropriate capital guidelines to which the Company and the Bank are subject.

        In 2005, the federal banking agencies issued an advance notice of proposed rulemaking concerning potential changes in the risk-based capital rules ("Basel 1-A") that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the "core" 20 or so largest U.S. bank holding companies (the "Core Banks"). In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A, which would allow banks and bank holding companies that are not among the Core Banks to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007 an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-Core Banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In December 2007 the federal banking agencies issued the final regulation that will implement Basel II for the Core Banks, permitting only the advanced approach. The final rule implementing Basel II reiterated that non-Core Banks would have the option to take the standardized approach and that it is the agencies intention to have the standardized proposal finalized before the Core Banks begin the first transitional floor period under Basel II. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

        Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies ("related parties"), aggregated $7.6 million at December 31, 2007 and $5.4 million at December 31, 2006. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other unaffiliated persons, and do not represent more than normal credit risk.

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

        The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        In granting other types of financial institutions more flexibility, the G-L-B Act has increased the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere.

Other Aspects of Federal and State Laws

        Community Reinvestment Act—The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank's performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank's last CRA examination, the Bank received a "Satisfactory" rating.

        USA PATRIOT Act—The USA PATRIOT Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

        Sarbanes-Oxley Act of 2002—In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley which requires management to undertake an assessment of the adequacy and effectiveness of the Company's internal controls over financial reporting and requires the Company's auditors to attest to, and report on, management's assessment and the operating effectiveness of these controls.

        Insurance Sales—Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

        Check 21—The Check Clearing for the 21st Century Act, or "Check 21" as it is commonly known, became effective in late 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a "substitute check", which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. The Bank is currently implementing the Check 21 authority and expects to incur minimal additional costs until all banks have adopted Check 21.

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

Current regional and national economic conditions could adversely affect our profitability.

        The population in the Rhode Island area declined slightly in 2007, with slow growth over the past several years. Economic growth in Rhode Island has been slow to moderate during the same time period, while New England has trailed other parts of the nation in terms of general economic growth. Further, the Rhode Island unemployment rate continues to exceed the national average rate. Additionally, Rhode Island businesses, like many companies throughout the United States, are facing rising health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island's ability to attract and retain businesses in the State.

        Based upon recent forecasts, the State of Rhode Island is projecting a significant budget shortfall in the current fiscal year with larger projected budget deficits in future years. State and local government entities represent one of the largest employers in our market area. Proposed measures to address these budget shortfalls include reductions in State employee workforce and related health and pension benefits, cutbacks in social service programs, reductions in State aid to cities and towns and caps on historic preservation tax credits. In addition, there may be tax increases on both individuals and businesses to close the budget gap. The proposed reduction in State aid to cities and towns in Rhode Island may also lead to local property tax increases or reductions in municipal services. These measures, combined with the general slowdown in the national economy, could negatively impact the operations and financial condition of the Bank's customers, and thus the quality of the Bank's assets, as well as the Bank's ability to originate new business.

        Our borrowers' ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional and local economy. Furthermore, economic conditions beyond our control, such as the strength of credit demand by customers and changes in the general levels of interest rates, may have a significant impact on our operations, including decreases in the value of collateral securing loans. Therefore, an economic recession in this market area adversely affecting growth could cause significant increases in nonperforming assets, thereby reducing operating profits or causing operating losses, impairing liquidity and eroding capital.

Fluctuations in interest rates could adversely impact our net interest margin.

        Our earnings and cash flows are heavily dependent on net interest margin, which is the difference between interest income that we earn on loans and investments and the interest expense paid on deposits and other borrowings. When maturities of assets and liabilities are not balanced, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operation. Interest rates are highly sensitive to factors that are beyond our control, including general economic conditions, inflation rates, flattening or inversion of the yield curve, business activity levels, money supply and the policies of various government and regulatory authorities. For example, decreases in the discount rate by the Board of Governors of the Federal Reserve System usually lead to falling interest rates, which affects interest income and interest expense. Falling interest rates have an immediate impact on the Company's variable-rate assets, while the Company is generally unable to bring deposit and borrowing costs down as quickly. The nature, timing and effect of any future changes in interest rates on us and our future results of operations are not predictable.

Change in the composition of our loan and lease portfolio may result in greater risk of losses.

        At December 31, 2007, 55.3% of our loan and lease portfolio consisted of commercial real estate, business and construction loans and leases, an increase from 51.8% of our loan and lease portfolio at December 31, 2006. We intend to continue to emphasize the origination of these types of loans and leases. These loans generally have greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one-to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.

        The risk of loan and lease losses varies with, among other things, business and economic conditions, the character and size of the portfolio, loan growth, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2007, the allowance for loan and lease losses totaled $12.6 million, representing 1.22% of total loans.

Expanding the franchise may limit increases in profitability.

        We have sought to increase the size of our franchise by pursuing business development opportunities and have grown substantially since inception. To the extent additional branches are opened, we are likely to experience higher operating expenses relative to operating income from the new branches, which may limit increases in profitability. The ability to increase profitability by establishing new branches is dependent on our ability to identify advantageous branch locations and generate new deposits and loans from those locations and an attractive mix of deposits that will create an acceptable level of net income. There can be no assurance that new and relocated branches will generate an acceptable level of net income or that we will be able to successfully establish new branch locations in the future. In addition, there can be no assurance that we will be successful in developing new business lines or that any new products or services introduced will be profitable.

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

        The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional and local economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, the yield curve has been flat-to-inverted during parts of the last three years. Also, customers in the past few years have indicated a preference for higher-yielding term deposit and savings account products. Nonperforming asset levels and loan and lease losses have been low since inception. Industry experience suggests that this is unlikely to continue indefinitely.

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

Risks Related to the Company's Common Stock

Our common stock has limited liquidity.

        Even though our common stock is currently traded on the Nasdaq Stock Market's Global Select MarketSM, it has less liquidity than the average stock quoted on a national securities exchange. Because of this limited liquidity, it may be more difficult for investors to sell a substantial number of shares and any such sales may adversely affect the stock price.

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

        The market price of our common stock may be subject to significant fluctuations in response to variations in the quarterly operating results, changes in management, announcements of new products or services by us or competitors, legislative or regulatory changes, general trends in the industry and other events or factors unrelated to our performance. The stock market has experienced price and volume fluctuations which have affected the market price of the common stock of many companies for reasons frequently unrelated to the operating performance of these companies, thereby adversely affecting the market price of these companies' common stock. Accordingly, there can be no assurance that the market price of our common stock will not decline.

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

        Our directors and executive officers, as a group, beneficially owned approximately 25.8% of our outstanding common stock as of December 31, 2007. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The Bank presently has a network of 16 branch offices located in Providence, Kent and Washington Counties. Eight of these branch office facilities are owned and eight are leased. Facilities are generally leased for a period of one to ten years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company's offices are in good physical condition and are considered appropriate to meet the banking needs of the Bank's customers.

        The following are the locations of the Bank's offices:

Location	Size (Square feet)		Year Opened or Acquired	Owned or Leased	Lease Expiration Date
Branch offices:
1047 Park Avenue, Cranston, RI	4,700		1996	Owned	N.A.
383 Atwood Avenue, Cranston, RI	4,700		1996	Owned	N.A.
1269 South County Trail, East Greenwich, RI	2,600		2005	Leased	5/31/25
999 South Broadway, East Providence, RI	3,200		1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI	3,100		1996	Leased	12/31/09
1440 Hartford Avenue, Johnston, RI	4,700		1996	Land Leased	12/31/12
625 G. Washington Highway, Lincoln, RI	1,000		2005	Owned	N.A.
1140 Ten Rod Road, North Kingstown, RI	4,000		2004	Land Leased	6/30/19
499 Smithfield Avenue, Pawtucket, RI	3,500		2007	Land Leased	5/31/21
One Turks Head Place, Providence, RI	5,000		1996	Leased	4/30/09
165 Pitman Street, Providence, RI	3,300		1998	Leased	10/31/08
445 Putnam Pike, Smithfield, RI	3,500		1996	Leased	7/31/09
1062 Centerville Road, Warwick, RI	2,600		1996	Owned	N.A.
1300 Warwick Avenue, Warwick, RI	4,200		1996	Leased	6/30/09
2975 West Shore Road, Warwick, RI	3,500		2000	Leased	3/31/10
1175 Cumberland Hill Road, Woonsocket, RI	3,300		1998	Owned	N.A.
Administrative and operational offices:
2104 Plainfield Pike, Cranston, RI	700		2002	Owned	N.A.
625 G. Washington Highway, Lincoln, RI	23,600		2003	Owned	N.A.
One Turks Head Place, Providence, RI	20,600		1999	Leased	6/30/09
One Ames Court, Plainview, NY	4,400		2005	Leased	1/31/13
Planned branch offices:
40 Newport Avenue, East Providence, RI	(A	)	N.A.	Leased	12/31/17

(A)
Facility currently under construction or in planning.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved only in routine litigation incidental to the business of banking, none of which the Company's management expects to have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Common Stock Prices and Dividends—Our common stock is traded on the Nasdaq Global Select MarketSM under the symbol "BARI." The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price
			Dividend Paid
	High	Low
2006:
First Quarter	$35.65	$32.75	$0.15
Second Quarter	39.94	33.31	0.15
Third Quarter	45.40	38.91	0.15
Fourth Quarter	45.37	42.09	0.15
2007:
First Quarter	$44.75	$42.10	$0.15
Second Quarter	44.41	36.04	0.15
Third Quarter	39.84	32.07	0.16
Fourth Quarter	36.70	32.61	0.16

        As of February 28, 2008, there were approximately 1,500 holders of record of our common stock.

        Stock Repurchase Program—The Company has maintained a stock repurchase program authorized by the Company's board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Exchange Act.

        The table below summarizes the Company's repurchases of common stock during the quarter ended December 31, 2007.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of announced plan	Maximum number of shares that may yet be purchased under the plan
10/1/07 through 10/31/07	1,700	$33.80	1,700	291,100
11/1/07 through 11/30/07	188,900	$33.97	188,900	102,200
12/1/07 through 12/31/07	62,400	$34.14	62,400	39,800

        The following graph and table show changes in the value of $100 invested on December 31, 2002 through December 31, 2007 in our common stock, the SNL Bank $1 Billion to $5 Billion Index, the SNL New England Bank Index and the Russell 3000 Index. The investment values are based on share price appreciation plus dividends paid in cash, assuming that dividends were reinvested on the date they were paid.

        Historically, the Company has used the SNL New England Bank Index to compare its relative performance. Effective this year, the Company is adopting the SNL Bank $1 Billion to $5 Billion Index as a replacement for the SNL New England Bank Index. The Company believes the SNL $1 Billion to $5 Billion Index provides a more appropriate comparison for assessing its relative performance. The SNL New England Bank Index is market capitalization-weighted and one large constituent bank (State Street Corp) comprised 82.3% of the SNL New England Bank Index at December 31, 2007, diminishing its appropriateness as a comparison index. Comparatively, at December 31, 2007, the SNL $1 Billion to $5 Billion Index was comprised of 166 banks, with its largest constituent bank comprising 2.8% of the index.

Total Return Performance

	Period Ending
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bancorp Rhode Island, Inc.	100.00	147.36	180.34	154.00	203.25	163.06
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL New England Bank Index	100.00	165.00	174.51	174.32	205.75	240.84
Russell 3000 Index	100.00	131.06	146.71	155.69	180.16	189.42

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table represents selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere herein.

	As of and for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statements of operations data:
Interest income	$86,070	$81,202	$69,520	$57,719	$51,773
Interest expense	44,826	38,974	26,619	19,625	19,453

Net interest income	41,244	42,228	42,901	38,094	32,320
Provision for loan and lease losses	700	1,202	1,423	836	1,524
Noninterest income	10,785	8,988	9,274	8,581	8,830
Noninterest expense	38,025	38,727	36,343	32,929	28,866

Income before taxes	13,304	11,287	14,409	12,910	10,760
Income taxes	4,259	3,576	4,840	4,296	3,546

Net income	$9,045	$7,711	$9,569	$8,614	$7,214

Per share data:
Basic earnings per common share	$1.89	$1.62	$2.14	$2.17	$1.89
Diluted earnings per common share	$1.84	$1.57	$2.04	$2.04	$1.77
Dividends per common share	$0.62	$0.60	$0.60	$0.58	$0.56
Dividend pay-out ratio	33.7%	38.2%	29.4%	28.4%	31.6%
Book value per common share	$24.79	$23.39	$22.21	$19.68	$18.53
Tangible book value per common share	$22.21	$21.03	$19.83	$16.99	$15.76
Average common shares outstanding—Basic	4,791,625	4,766,854	4,478,081	3,975,413	3,819,232
Average common shares outstanding—Diluted	4,918,763	4,920,569	4,697,134	4,222,856	4,085,878
Balance sheet data:
Total assets	$1,477,119	$1,479,099	$1,442,782	$1,239,069	$1,093,971
Investment securities	76,986	103,425	150,959	104,600	98,595
Mortgage-backed securities	258,195	240,462	234,858	159,946	106,618
Total loans and leases receivable	1,038,132	1,004,292	950,806	886,301	814,282
Allowance for loan and lease losses	12,619	12,377	11,665	11,454	10,690
Goodwill, net	11,772	11,317	11,234	10,766	10,766
Deposits	1,014,780	1,016,423	980,969	880,674	811,283
Borrowings	331,703	337,097	344,769	271,386	203,622
Total shareholders' equity	113,108	112,085	104,832	78,923	72,107
Average balance sheet data:
Total assets	$1,469,574	$1,451,959	$1,347,510	$1,168,454	$1,046,741
Investment securities	112,461	144,460	131,711	102,827	91,153
Mortgage-backed securities	229,872	227,973	209,004	132,946	123,524
Total loans and leases receivable	1,014,951	980,598	916,273	848,550	747,174
Allowance for loan and lease losses	12,503	12,002	11,560	11,072	10,739
Goodwill, net	11,318	11,290	11,067	10,766	10,766
Deposits	1,010,162	965,194	928,374	858,739	779,540
Borrowings	326,398	362,721	306,344	227,365	192,068
Total shareholders' equity	114,872	106,874	95,922	74,704	69,010
Operating ratios:
Interest rate spread	2.29%	2.50%	2.92%	3.07%	2.91%
Net interest margin	2.96%	3.06%	3.35%	3.44%	3.28%
Efficiency ratio (a)	73.08%	75.62%	69.66%	70.55%	70.15%
Return on average assets	0.62%	0.53%	0.71%	0.74%	0.69%
Return on average equity	7.87%	7.22%	9.98%	11.53%	10.45%
Asset quality ratios:
Nonperforming loans to total loans	0.40%	0.14%	0.04%	0.08%	0.30%
Nonperforming assets to total assets	0.28%	0.10%	0.03%	0.06%	0.23%
Allowance for loan and lease losses to nonperforming loans	304.15%	875.94%	2,810.84%	1,562.62%	434.20%
Allowance for loan and lease losses to total loans	1.22%	1.23%	1.23%	1.29%	1.31%
Net loans charged-off to average loans outstanding	0.05%	0.05%	0.13%	0.01%	0.08%
Capital ratios:
Average shareholders' equity to average total assets	7.82%	7.36%	7.11%	6.40%	6.59%
Tier I leverage ratio	7.87%	8.37%	8.21%	7.06%	6.76%
Tier I risk-based capital ratio	11.06%	12.05%	12.62%	10.01%	9.71%
Total risk-based capital ratio	12.28%	13.27%	13.87%	11.26%	10.92%

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

Overview

        In 2007, the Company continued its balance sheet conversion to a more commercial profile and improved its profitability. The Company increased its commercial loan and lease portfolio by over 10%. Net income and diluted earnings per common share improved in 2007, while the Company reduced its operating costs. For a fuller narrative commentary on these matters, refer to Item 1, "Business."

        The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets ("net interest margin"), and the quality of the Company's assets.

        The Company's net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis table shown on page 31. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 30.

        Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk." How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under "Asset and Liability Management."

        The quality of the Company's assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition—Asset Quality."

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

        The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank's first acquisition with the acquiring of an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to generate additional income by originating equipment leases for third parties, as well as increasing the Bank's portfolio of equipment leases.

        The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of 85% (based upon June 2007 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank's primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media.

        In 2007, approximately 79.3% of the Company's total revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income, while the Bank has recently seen growth in gains on lease sales and commissions on loans originated for others.

        In 2007, the Bank experienced an overall decrease in net interest margin, as the 2007 net interest margin of 2.96% was 10 basis points ("bps") lower than 2006 net interest margin of 3.06%. This decrease was primarily attributable to the shape of the yield curve and competition for deposits, loans and customers in the Bank's market area.

        The future operating results of the Company will again depend on the ability to maintain and expand net interest margin, while minimizing exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Critical Accounting Policies

        Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for credit losses, review of goodwill for impairment and income taxes. In 2007, the Company reassessed the risk elements within the components of its loan and lease portfolio. There have been no other significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Allowance for credit losses

        Arriving at an appropriate level of allowance for loan and lease losses and reserve for unfunded lending commitments, collectively referred to as the allowance for credit losses, necessarily involves a significant degree of judgment. First and foremost in arriving at an appropriate allowance is the creation and maintenance of a risk rating system that accurately classifies all loans, leases and commitments into varying categories by degree of credit risk. Such a system also establishes a level of allowance associated with each category of loans and requires early identification and reclassification of deteriorating credits. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability as well as the extent of any probable losses. The Company's ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan and lease portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. These factors are based on observable information, as well as subjective assessment and interpretation. A similar process is employed with respect to unfunded lending commitments.

        Nonperforming commercial, commercial real estate and small business loans and leases in excess of a specified dollar amount are deemed to be "impaired." The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral if collateral dependent, the present value of expected future cash flows, or where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments.

        Management uses available information to establish the allowance for loan and lease losses at the level it believes is appropriate. However, future additions to the allowance may be necessary based on changes in estimates or assumptions resulting from changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

        In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company's balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" and SFAS 147 "Acquisitions of Certain Financial Institutions", the Company ceased amortizing this goodwill and began to review it at least annually for impairment.

        On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.0 million of goodwill through December 31, 2007.

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

Income taxes

        Certain areas of accounting for income taxes require management's judgment, including determining the expected realization of deferred tax assets. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of the net deferred tax assets could vary materially from the amounts previously recorded.

        Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years' taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company's financial statements for which payment has been deferred, or a deduction taken on the Company's tax return but not yet recognized as an expense in the Company's financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

Results of Operations

Net Interest Income

        Net interest income for 2007 was $41.2 million, compared to $42.2 million for 2006 and $42.9 million for 2005. The net interest margin decreased in 2007 to 2.96%, compared to 3.06% in 2006. In 2005, the net interest margin was 3.35%. The decrease in net interest income of $984,000, or 2.3%, during 2007 was primarily attributable to the shape of the yield curve and competition for deposits, loans and customers in the Bank's market area. Average earning assets increased $14.6 million, or 1.1%, and average interest-bearing liabilities increased $6.2 million, or 0.5%, during 2007, compared to 2006.

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

	Year ended December 31,
	2007			2006			2005
	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield
	(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$21,030	$1,103	5.24%	$9,931	$517	5.21%	$8,015	$201	2.51%
Investment securities	112,461	5,707	5.07%	144,460	6,245	4.32%	131,711	5,537	4.20%
Mortgage-backed securities	229,872	11,166	4.86%	227,973	10,542	4.62%	209,004	9,313	4.46%
Stock in the FHLB	15,723	1,056	6.72%	16,473	906	5.50%	14,842	647	4.36%
Loans receivable:
Commercial loans and leases	540,383	39,657	7.34%	473,851	34,381	7.26%	421,429	28,015	6.65%
Residential mortgage loans	255,442	13,768	5.39%	288,374	15,352	5.32%	307,659	15,670	5.09%
Consumer and other loans	219,126	13,613	6.21%	218,373	13,259	6.07%	187,185	10,137	5.42%

Total earning assets	1,394,037	86,070	6.17%	1,379,435	81,202	5.89%	1,279,845	69,520	5.43%

Cash and due from banks	24,178			22,274			25,218
Allowance for loan and lease losses	(12,503)			(12,002)			(11,560)
Premises and equipment	14,458			14,840			13,765
Goodwill, net	11,318			11,290			11,067
Accrued interest receivable	5,865			5,840			5,174
Bank-owned life insurance	23,627			20,841			18,452
Prepaid expenses and other assets	8,594			9,441			5,549

Total assets	$1,469,574			$1,451,959			$1,347,510

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$62,327	391	0.63%	$71,188	356	0.50%	$94,296	590	0.63%
Money market accounts	6,285	135	2.15%	8,757	161	1.84%	17,577	235	1.34%
Savings accounts	376,746	11,028	2.93%	349,675	7,929	2.27%	337,756	4,734	1.40%
Certificate of deposit accounts	382,711	17,676	4.62%	355,908	14,030	3.94%	304,572	8,962	2.94%
Overnight and short-term borrowings	57,117	2,717	4.76%	44,241	2,124	4.80%	23,019	652	2.83%
Wholesale repurchase agreements	11,425	602	5.27%	20,000	870	4.35%	9,417	276	2.93%
FHLB borrowings	240,668	10,768	4.47%	279,922	12,044	4.30%	255,350	9,898	3.88%
Subordinated deferrable interest debentures	17,188	1,509	8.78%	18,558	1,460	7.87%	18,558	1,272	6.85%

Total interest-bearing liabilities	1,154,467	44,826	3.88%	1,148,249	38,974	3.39%	1,060,545	26,619	2.51%

Noninterest-bearing deposits	182,093			179,666			174,173
Other liabilities	18,142			17,170			16,870

Total liabilities	1,354,702			1,345,085			1,251,588
Shareholders' equity	114,872			106,874			95,922
Total liabilities and shareholders' equity	$1,469,574			$1,451,959			$1,347,510

Net interest income		$41,244			$42,228			$42,901

Net interest rate spread			2.29%			2.50%			2.92%
Net interest rate margin			2.96%			3.06%			3.35%

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

	Year ended December 31,
	2007 vs. 2006 Increase/(decrease) due to			2006 vs. 2005 Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$3	$583	$586	$258	$58	$316
Investment securities	982	(1,520)	(538)	239	469	708
Mortgage-backed securities	522	102	624	418	811	1,229
Stock in the FHLB	193	(43)	150	182	77	259
Commercial loans and leases	139	5,137	5,276	2,204	4,162	6,366
Residential mortgage loans	189	(1,773)	(1,584)	693	(1,011)	(318)
Consumer and other loans	366	(12)	354	1,368	1,754	3,122

Total interest income	2,394	2,474	4,868	5,362	6,320	11,682

Interest expense:
NOW accounts	83	(48)	35	(105)	(129)	(234)
Money market accounts	24	(50)	(26)	69	(143)	(74)
Savings accounts	2,448	651	3,099	3,022	173	3,195
Certificate of deposit accounts	2,534	1,112	3,646	3,387	1,681	5,068
Overnight & short-term borrowings	(20)	613	593	632	840	1,472
FHLB and other borrowings	623	(2,167)	(1,544)	1,736	1,004	2,740
Capital trust and other subordinated securities	162	(113)	49	188	—	188

Total interest expense	5,854	(2)	5,852	8,929	3,426	12,355

Net interest income	$(3,460)	$2,476	$(984)	$(3,567)	$2,894	$(673)

Comparison of Years Ended December 31, 2007 and December 31, 2006

General

        Net income for 2007 increased $1.3 million, or 17.3%, to $9.0 million from $7.7 million for 2006. Earnings per diluted common share ("EPS") increased also from $1.57 for 2006 to $1.84 for 2007. The 2007 earnings represented a return on average assets of 0.62% and a return on average equity of 7.87% for 2007, as compared to a return on average assets of 0.53% and a return on average equity of 7.22% for 2006.

        Included within net income and EPS for 2007 were gains on available for sale ("AFS") securities of approximately $165,000 or $0.03, net of taxes. Comparatively, net income and EPS in 2006 were negatively impacted by approximately $558,000 or $0.11, net of taxes, due to the investment portfolio restructuring the Company undertook in the third quarter of 2006 in an effort to improve earnings in future periods.

        To provide additional analysis regarding the Company's operating results, the following tables set forth certain non-GAAP information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts, which adjust for AFS securities gains and losses over the past two years. Management believes this information is useful to the investor in comparing the Company's operating results to those from the prior year. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

        The following tables summarize the impact of AFS securities gains and losses for the periods indicated below:

	Year ended December 31,
(In thousands, except per share data)	2007	2006
Net income (GAAP)	$9,045	$7,711
Adjust for:
AFS security (gains) losses, net of tax	(165)	558

Pro forma net income	$8,880	$8,269

Diluted earnings per share (GAAP)	$1.84	$1.57
Effect of:
AFS security (gains) losses, net of tax	(0.03)	0.11

Pro forma diluted earnings per share	$1.81	$1.68

	Year Ended December 31, 2007
	Return on Average Assets	Return on Average Equity	Efficiency Ratio
GAAP ratios	0.62%	7.87%	73.08%
Effect of:
AFS security (gains) losses, net of tax	-0.01%	-0.14%	0.36%

Pro forma ratios	0.61%	7.73%	73.44%

	Year Ended December 31, 2006
	Return on Average Assets	Return on Average Equity	Efficiency Ratio
GAAP ratios	0.53%	7.22%	75.62%
Effect of:
AFS security (gains) losses, net of tax	0.04%	0.52%	-1.25%

Pro forma ratios	0.57%	7.74%	74.37%

        On a pro forma basis, operating results for 2007 improved as compared to 2006. Margin compression did lead to a decline in net interest income of $984,000, or 2.3%, which was partly countered by an increase in total average earning assets of approximately $14.6 million. Noninterest income excluding securities gains and losses increased by $684,000, or 6.9%, led primarily by gains on lease sales and increases in deposit service charges. Additionally, earnings benefited from a decline in noninterest expenses of $702,000, or 1.8%.

Net Interest Income

        For 2007, net interest income was $41.2 million, compared to $42.2 million for 2006. The net interest margin for 2007 was 2.96% compared to a net interest margin of 3.06% for 2006. The decrease in net interest income of $984,000, or 2.3%, was attributable to margin pressures as the average earning assets increased $14.6 million, or 1.1%, and average interest-bearing liabilities increased $6.2 million, or 0.5%, over the preceding year. The decrease of 10 bps in the net interest margin was primarily due to the shape of the yield curve and competition for deposits, loans and customers in the Bank's market area.

Interest Income—Investments

        Total investment income (consisting of interest on overnight investments, investment securities and MBSs, and dividends on FHLB stock) was $19.0 million for 2007, compared to $18.2 million for 2006. This increase in total investment income of $822,000, or 4.5%, was attributable to a 45 basis point increase in the overall yield on investments, from 4.57% in 2006 to 5.02% in 2007, along with a decrease in the average balance of investments of approximately $20 million.

Interest Income—Loans and Leases

        Interest from loans was $67.0 million for 2007, and represented a yield on total loans of 6.61%. This compares to $63.0 million of interest, and a yield of 6.42%, for 2006. Increased interest income resulting from growth in the average balance of loans of $34.4 million, or 3.5%, was augmented by an increase in the yield on loans of 19 bps.

        The average balance of the various components of the loan portfolio changed as follows: commercial loans and leases increased $66.5 million, or 14.0%; consumer and other loans increased $753,000, or 0.34%; and residential mortgage loans decreased $32.9 million, or 11.4%. The yield on the various components of the loan portfolio changed as follows: commercial loans and leases increased 8 bps, to 7.34%; consumer and other loans increased 14 bps, to 6.21%; and residential mortgage loans increased 7 bps, to 5.39%. The yields on loans and leases benefited primarily from higher yields on new originations and repricing of existing variable rate assets.

Interest Expense—Deposits and Borrowings

        Interest paid on deposits and borrowings increased by $5.8 million, or 15.0%, due to both market area competition as well as higher market interest rates during 2007. The overall average cost for interest-bearing liabilities increased 49 bps from 3.39% for 2006, to 3.88% for 2007. The average balance of total interest-bearing liabilities increased $6.2 million, or 0.5%, remaining constant at $1.15 billion for 2006 and 2007. The growth in deposit average balances was centered primarily in savings accounts (up $27.0 million, or 7.7%) and CD accounts (up $26.8 million, or 7.5%). These increases were partially offset by a decrease in NOW accounts (down $8.9 million, or 12.4%) and money market accounts (down $2.5 million, or 28.2%).

        The average balance of borrowings decreased as compared to the prior year, with increases in short-term borrowings (up $12.9 million, or 29.1%) surpassed by decreases in FHLB funding (down $39.3 million, or 14.0%), as well as declines in wholesale repurchase agreements (down $8.6 million, or 42.9%). In September 2007, the Company redeemed $5.2 million of debentures held by BRI Statutory Trust II, resulting in a decline in the average balance of subordinated debentures (down $1.4 million, or 7.4%). This redemption resulted in $137,000 of additional interest expense from previously unamortized debt issuance costs. Overall, the cost of nondeposit borrowings increased 23 bps in 2007 to 4.78%, compared to 4.55% in the prior year.

        The rise in deposit and borrowing costs can be attributed to a number of factors. Customer demand remains strong for higher-yielding deposit products, due in part to relatively high short-term rates for the majority of 2007. Competition for deposits continues to be strong. Additionally, bank and non-bank advertising continues to be prevalent in the Bank's local market area, which has increased customer awareness of attractive rates. Moreover, online banking has enabled customers to more actively manage their finances and has facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank has offered higher-yielding savings accounts in addition to the normally higher-yielding CDs.

Provision for Loan and Lease Losses

        The provision for loan and lease losses was $700,000 for 2007, compared to $1.2 million for 2006. The primary reasons for the change in the provision for loan and lease losses were lower relative growth in commercial loans and a reassessment of risk within the components of the loan and lease portfolio. The allowance, expressed as a percentage of total loans and leases, was 1.22% as of December 31, 2007, compared to 1.23% at the prior year-end and stood at 304.2% of nonperforming loans and leases at December 31, 2007, compared to 876.0% of nonperforming loans and leases at December 31, 2006. Net charge-offs for 2007 were $458,000, compared to $490,000 for 2006.

        In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities. The Company has reclassified prior period amounts accordingly, as illustrated within the activity analysis table on page 50. These reclassifications resulted in adjustments to prior period ending and average balances of the allowance for loan and lease losses and other liabilities, the allocation of the allowance for loan and lease losses, as well as previously reported expense amounts for the provision for loan and lease losses and other expenses and related asset quality ratios. Also see discussion under "Allowance for Credit Losses."

        Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets may increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under "Allowance for Credit Losses."

Noninterest Income

        Total noninterest income increased by $1.8 million or 20.0%, from $9.0 million for 2006, to $10.8 million for 2007. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2007	2006
	(In thousands)
Service charges on deposit accounts	$5,578	$5,055
Net gains on lease sales and commissions on loans originated for others	1,216	566
Income from bank-owned life insurance	1,038	785
Loan related fees	649	694
Commissions on nondeposit investment products	575	872
Gain/(loss) on AFS securities	254	(859)
Other income	1,475	1,875

Total noninterest income	$10,785	$8,988

        Noninterest income for 2007 benefited from gains on AFS securities of $254,000, while noninterest income for 2006 was negatively impacted by losses on AFS securities of $859,000 attributable to the investment portfolio restructuring described on page 39. Excluding securities gains and losses, noninterest income increased $684,000, or 6.9%. Deposit account service charges continue to represent the largest source of noninterest income for the Company and produced growth of $523,000, or 10.3%, as the Company implemented a revenue enhancement program. The Macrolease platform sold $21.8 million of leases in 2007, generating $1.0 million of noninterest income, compared to $407,000 in the prior year. Income from bank-owned life insurance ("BOLI") increased $253,000, or 32.2% from the prior year as a result of additional purchases of insurance during 2006, as well as the tax-free exchange the Company conducted for a portion of its BOLI to other life insurance carriers in the fourth quarter of 2006. These increases were offset by volume based decreases in commissions on nondeposit investment products (down $297,000, or 34.1%) and loan related fees (down $45,000, or 6.5%). Additionally, other income decreased $400,000, or 21.3%, mainly due to decreases in customer external sweep income and reduced commissions on historic tax credits.

Noninterest Expense

        Noninterest expenses for 2007 decreased a total of $702,000, or 1.8%, to $38.0 million. The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2007	2006
	(In thousands)
Salaries and employee benefits	$20,859	$20,636
Occupancy and equipment	4,872	4,971
Data processing	2,850	2,880
Professional services	2,212	2,186
Marketing	1,562	1,880
Loan servicing	767	917
Loan workout and other real estate owned	190	188
Other expenses	4,713	5,069

Total noninterest expense	$38,025	$38,727

        The Company realized savings in marketing costs (down $318,000, or 16.9%), loan servicing (down $150,000, or 16.4%) and occupancy and equipment ($99,000, or 2.0%). Additionally, other miscellaneous expenses decreased by $356,000, or 7.0%, for the year with savings from increased operating efficiencies. Partially offsetting these items were increases in salaries and benefits (up $223,000, or 1.1%) and professional services (up $26,000, or 1.2%).

        Additionally, with respect to prior year other expenses, the Company recorded insurance recovery proceeds of $803,000 in December 2006 relating to a loss the Company incurred in the first quarter of 2006 of $868,000. These amounts are recorded net within other expenses in the preceding table and on the Consolidated Statement of Operations for the year ended December 31, 2006.

        Overall, the Company's efficiency ratio improved to 73.08% for 2007, from 75.62% for 2006. After adjusting for securities gains and losses, the efficiency ratio improved on a pro forma basis to 73.44% for 2007, from 74.37% for 2006. However, these efficiency ratios continue to be negatively impacted by the compression in the net interest margin, which has partially lessened the impact of cost savings realized and noninterest income improvement.

Income Tax Expense

        The Company recorded income tax expense of $4.3 million for 2007, compared to $3.6 million for 2006. This represented total effective tax rates of 32.0% and 31.7%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company's effective tax rate from the 40.9% combined statutory federal and state tax rates.

Comparison of Years Ended December 31, 2006 and December 31, 2005

General

        Net income for 2006 decreased $1.9 million, or 19.4%, from $9.6 million for 2005. EPS decreased from $2.04 for 2005 to $1.57 for 2006. The 2006 earnings represented a return on average assets of 0.53% and a return on average equity of 7.22% for 2006, as compared to a return on average assets of 0.71% and a return on average equity of 9.98% for 2005.

        Net income and EPS for 2006 were negatively impacted by approximately $558,000 or $0.11, net of taxes, due to the investment portfolio restructuring the Company undertook in the third quarter of 2006 in an effort to improve earnings in future periods. The effect of these security losses on shareholders' equity was minimal as the securities had been carried at market value on the balance sheet.

        To provide additional analysis regarding the Company's operating results, the following tables set forth certain non-GAAP information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts, which adjust for AFS securities gains and losses in 2006 and 2005. Management believes this information is useful to the investor in comparing the Company's operating results to those from the prior year. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

        The following tables summarize the impact of AFS securities gains and losses for the periods indicated below:

	Year ended December 31,
(In thousands, except per share data)	2006	2005
Net income (GAAP)	$7,711	$9,569
Adjust for:
AFS security losses (gains), net of tax	558	(118)

Pro forma net income	$8,269	$9,451

Diluted earnings per share (GAAP)	$1.57	$2.04
Effect of:
AFS security losses (gains), net of tax	0.11	(0.03)

Pro forma diluted earnings per share	$1.68	$2.01

	Year Ended December 31, 2006
	Average Assets	Average Equity	Efficiency
GAAP ratios	0.53%	7.22%	75.62%
Effect of:
AFS security losses (gains), net of tax	0.04%	0.52%	-1.25%

Pro forma ratios	0.57%	7.74%	74.37%

	Year Ended December 31, 2005
	Return on Average Assets	Return on Average Equity	Efficiency Ratio
GAAP ratios	0.71%	9.98%	69.66%
Effect of:
AFS security losses (gains), net of tax	-0.01%	-0.12%	0.24%

Pro forma ratios	0.70%	9.86%	69.90%

        On a pro forma basis, operating results for 2006 were down as compared to 2005. Margin compression led to a decline in net interest income of $673,000, despite an increase in total average earning assets of approximately $100 million. The increases in noninterest income of $754,000, led primarily by increases in deposit service charges and income from loans and leases originated for third parties, were offset by increased noninterest expenses. In addition to costs for additions to the senior management team, noninterest expenses for 2006 also include the full year operating costs of Macrolease, the private banking group and the two newest branches, all of which began midway through 2005.

Net Interest Income

        For 2006, net interest income was $42.2 million, compared to $42.9 million for 2005. The net interest margin for 2006 was 3.06% compared to a net interest margin of 3.35% for 2005. The decrease in net interest income of $673,000, or 1.6%, was attributable to margin pressures as the average earning assets increased $99.6 million, or 7.8%, and average interest-bearing liabilities increased $87.7 million, or 8.3%, over the preceding year. The decrease of 29 bps in the net interest margin was due to the compression of the yield curve, competitive asset pricing, increases in CD balances and heightened competition for savings and other core deposits in the Company's market area.

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

Interest Income—Loans and Leases

        Interest from loans was $63.0 million for 2006, and represented a yield on total loans of 6.42%. This compares to $53.8 million of interest, and a yield of 5.87%, for 2005. Increased interest income resulting from growth in the average balance of loans of $64.3 million, or 7.0%, was augmented by an increase in the yield on loans of 55 bps.

        The average balance of the various components of the loan portfolio changed as follows: commercial loans and leases increased $52.4 million, or 12.4%; consumer and other loans increased $31.2 million, or 16.7%; and residential mortgage loans decreased $19.3 million, or 6.3%. The yield on the various components of the loan portfolio changed as follows: commercial loans and leases increased 61 bps, to 7.26%; consumer and other loans increased 66 bps, to 6.07%; and residential mortgage loans increased 23 bps, to 5.32%. The yields on loans and leases benefited primarily from the interest rate increases in 2006.

Interest Expense—Deposits and Borrowings

        Interest paid on deposits and borrowings increased by $12.4 million, or 46.4%, due to both market area competition as well as rises in short-term market interest rates during 2006. The overall average cost for interest-bearing liabilities increased 88 bps from 2.51% for 2005, to 3.39% for 2006. The average balance of total interest-bearing liabilities increased $87.7 million, or 8.3%, from $1.06 billion in 2005, to $1.15 billion in 2006. The growth in deposit average balances was centered primarily in CD accounts (up $51.4 million, or 16.9%) and savings accounts (up $11.9 million, or 3.5%). These increases were partially offset by a decrease in NOW accounts (down $23.1 million, or 24.5%) and money market accounts (down $8.8 million, or 50.2%).

        In addition, the average balance of borrowings increased as compared to the prior year, as the Bank utilized short-term borrowings (up $21.2 million, or 92.2%), FHLB funding (up $24.6 million, or 9.6%) and wholesale repurchase agreements (up $10.6 million, or 112.4%) to fund a portion of the new asset growth. The balance of wholesale repos has remained constant at $20 million since midway through the fourth quarter of 2005. Overall, the cost of nondeposit borrowings increased 60 bps in 2006 to 4.55%, compared to 3.95% in the prior year.

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

Provision for Loan and Lease Losses

        The provision for loan and lease losses was $1.2 million for 2006, compared to $1.4 million for 2005. The allowance, expressed as a percentage of total loans and leases, was 1.23% as of December 31, 2006, compared to 1.23% at the prior year-end and stood at 876.0% of nonperforming loans and leases at December 31, 2006, compared to 2,810.8% of nonperforming loans and leases at December 31, 2005. Net charge-offs for 2006 were $490,000, compared to $1.2 million for 2005.

        In 2006, the Company reclassified the reserve for unfunded lending commitments (December 31, 2005 year-end balance of $503,000) from the allowance for loan and lease losses to other liabilities. The Company has reclassified prior period amounts accordingly, as illustrated within the activity analysis table on page 50. These reclassifications resulted in adjustments to the prior period ending and average balances of the allowance for loan and lease losses and other liabilities, the allocation of the allowance for loan and lease losses, as well as previously reported expense amounts for the provision for loan and lease losses and other expenses and related asset quality ratios. Also see discussion under "Allowance for Credit Losses."

        Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, which in turn may lead to increases to the provision for loan and lease losses. Also see discussion under "Allowance for Credit Losses."

Noninterest Income

        Total noninterest income decreased by $286,000, or 3.1%, from $9.3 million for 2005, to $9.0 million for 2006. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2006	2005
	(In thousands)
Service charges on deposit accounts	$5,055	$4,561
Commissions on nondeposit investment products	872	849
Income from bank-owned life insurance	785	691
Loan related fees	694	1,024
Net gains on lease sales and commissions on loans originated for others	566	429
(Loss)/gain on AFS securities	(859)	181
Other income	1,875	1,539

Total noninterest income	$8,988	$9,274

        In September 2006, the Company restructured a portion of its investment portfolio to improve earnings in future periods by capitalizing on a temporary increase in security valuations due to movements in the yield curve. The Company sold $62 million of its available for sale securities and reinvested the sales proceeds into higher-yielding securities. This investment portfolio restructuring resulted in losses of $859,000; however, the effect of these security losses on shareholders' equity was minimal as the securities had been carried at market value on the balance sheet.

        Excluding securities gains and losses, noninterest income increased $754,000, or 8.3%. Deposit account service charges continued to represent the largest source of noninterest income for the Company and produced the highest growth within the category with an increase of $494,000, or 10.8%, to $5.1 million for 2006, compared to $4.6 million in the prior year. Income from leases and loans originated for third parties increased $137,000, or 31.9%, due to increased volume. Income from BOLI increased $94,000, or 13.6% from the prior year as a result of additional purchases of insurance throughout the year. The Company also conducted a tax-free exchange of a portion of its BOLI to other life insurance carriers in the fourth quarter of 2006, in order to increase income from BOLI in future years. In addition, the Company experienced a moderate increase in commissions on nondeposit investment products of $23,000, or 2.7%. Other income increased by $336,000, or 21.8%, with increases in customer external sweep income. These increases in noninterest income were partially offset by a decrease in loan related fees of $330,000, or 32.2%. Loan related fees in 2005 were higher primarily as a result of increased prepayment activity in 2005.

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

        Overall, noninterest expenses reflected the continued growth of the Company resulting in higher operating costs. Such growth includes the Bank opening two new branches in Lincoln and East Greenwich, Rhode Island and the addition of Macrolease and One Trust & Private Banking (all occurring during the second quarter of 2005). Also, additions were made to the Company's business ranks. The increases in costs were centered in the following areas: salaries and benefits (up $1.2 million, or 6.0%) and occupancy and equipment costs (up $276,000, or 5.9%).

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

        Other expenses for 2006 also included $89,000 related to director stock options, the fair value of which was required to be expensed in connection with the adoption of SFAS 123-R, "Share-Based Payment." In 2005, the Company was not required to recognize expenses for the estimated fair value of stock options as the Company accounted for stock options under SFAS 123, "Accounting for Stock-Based Compensation." Under SFAS 123, the Company utilized the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and did not recognize expenses for the granting of stock options. Including stock option costs for employee grants, stock option expenses for 2006 were $186,000 compared to $49,000 for 2005. The costs recorded in 2005 related exclusively to the December 2005 acceleration of vesting of then-outstanding stock options.

        Additionally, in December 2006, the Company recorded insurance recovery proceeds of $803,000 relating to a loss the Company incurred in the first quarter of 2006 of $868,000. These amounts are recorded net within other expenses in the preceding table and on the Consolidated Statement of Operations for the year ended December 31, 2006.

        Overall, the Company's efficiency ratio increased to 75.62% for 2006, from 69.66% for 2005; however, after adjusting for securities gains and losses, the pro forma efficiency ratios were 74.37% and 69.90%, respectively.

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

Financial Condition

Loans and Leases Receivable

        Total loans and leases were $1.04 billion, or 70.3% of total assets, at December 31, 2007, compared to $1.00 billion, or 67.9% of total assets, at December 31, 2006, an increase of $33.8 million, or 3.4%. This increase was centered in commercial loans (where the Company concentrates its origination efforts) and was partially offset by decreases in residential mortgage loans (which the Company primarily purchases) and consumer loans. Total loans and leases as of December 31, 2007 are segmented in three broad categories: commercial loans and leases that aggregate $573.7 million, or 55.3% of the portfolio; residential mortgages that aggregate $248.7 million, or 24.0% of the portfolio; and consumer and other loans that aggregate $215.7 million, or 20.8% of the portfolio.

        The following is a summary of loans and leases receivable:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Commercial loans and leases:
Commercial real estate—owner occupied	$157,431	$140,812	$112,987	$93,027	$77,317
Commercial & industrial	131,927	106,017	73,620	78,918	67,925
Commercial real estate—nonowner occupied	102,990	102,390	95,779	90,716	78,083
Small business	45,778	41,785	38,641	37,820	30,429
Multi-family	42,536	34,294	33,725	32,415	28,730
Construction	38,832	37,237	37,772	32,319	30,632
Leases and other(1)	58,702	62,979	48,745	38,116	19,548

Subtotal	578,196	525,514	441,269	403,331	332,664
Unearned lease income(1)	(5,742)	(6,651)	(3,366)	(226)	—
Net deferred loan origination costs (fees)	1,214	927	406	(335)	(398)

Total commercial loans and leases	573,668	519,790	438,309	402,770	332,266

Residential mortgage loans:
One- to four-family adjustable rate	155,087	165,140	202,223	199,031	232,543
One- to four-family fixed rate	92,485	96,880	101,598	115,350	131,743

Subtotal	247,572	262,020	303,821	314,381	364,286
Premium on loans acquired	1,198	1,979	2,257	1,826	2,026
Net deferred loan origination fees	(42)	(54)	(62)	(72)	(82)

Total residential mortgage loans	248,728	263,945	306,016	316,135	366,230

Consumer and other loans:
Home equity—term loans	149,192	152,484	134,932	110,542	68,523
Home equity—lines of credit	62,357	64,208	67,959	53,551	42,067
Unsecured and other	2,774	2,359	2,151	2,219	4,535

Subtotal	214,323	219,051	205,042	166,312	115,125
Premium on loans acquired	—	—	2	15	44
Net deferred loan origination costs	1,413	1,506	1,437	1,069	617

Total consumer and other loans	215,736	220,557	206,481	167,396	115,786

Total loans and leases receivable	$1,038,132	$1,004,292	$950,806	$886,301	$814,282

(1)
Included within commercial loans and leases were $3.3 million of leases held for sale at December 31, 2007.

        Commercial loans and leases—During 2007, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $53.9 million, or 10.4%. The primary drivers of this growth occurred in the commercial & industrial and commercial real estate areas.

        The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $25.9 million, or 24.4%, and owner-occupied commercial real estate loans increased $16.6 million, or 11.8%, since year-end 2006.

        With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. At December 31, 2007, leases comprised 10.2% of the commercial loan and lease portfolio, with $43.4 million of Macrolease-generated leases and $15.3 million of purchased government leases. Included within these amounts were $3.3 million of leases generated for sale at December 31, 2007.

        The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2006, CRE loans have increased $10.4 million, or 6.0%, on a net basis. During the past twelve months, the Bank originated over $40 million of new CRE loans; however repayments were near $30 million during the same period.

        At December 31, 2007, small business loans (business lending relationships of approximately $250,000 or less) were $45.8 million, compared to $41.8 million at December 31, 2006, representing 8.0% of the commercial portfolio at each year end. These loans reflect those originated by the Bank's business development group, as well as throughout the Bank's branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

        The Bank is a participant in the SBA Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank's various lending groups.

        The Company believes it is well positioned for continued commercial growth. Particular emphasis is placed on generation of small- to medium-sized commercial relationships (those relationships with $10.0 million or less in total loan commitments). Unlike many community banks, the Bank offers asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

        Residential mortgage loans—Residential mortgage loans decreased $15.2 million, or 5.8%, as repayments ($48.7 million) exceeded the total of purchases ($34.4 million) and originations ($725,000). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans as opportunities develop.

        Consumer loans—During 2007, consumer loan outstandings decreased $4.8 million, or 2.2%, to $215.7 million at December 31, 2007, from $220.6 million at December 31, 2006. The decline in growth was reflective of the softening of housing prices in the local market area over the past 18 months. The Company believes the softening prices have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, still possess attractive cash flow characteristics in the current interest rate environment.

        The table below shows loan and lease originations, purchases and repayment activities.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Originations and principal additions:
Loans and leases purchased:
Commercial loans and leases	$8,143	$11,454	$9,243	$3,257	$—
Residential mortgage loans	33,998	5,644	56,512	55,273	249,656

Total loans and leases purchased	42,141	17,098	65,755	58,530	249,656

Loans and leases originated:
Commercial loans and leases	131,766	146,802	99,490	109,560	106,335
Residential mortgage loans	725	1,450	5,009	9,635	28,371
Consumer and other loans	38,623	64,715	82,426	90,655	65,831

Total loans and leases originated	171,114	212,967	186,925	209,850	200,537

Principal reductions:
Net charge-offs/transfers to OREO:
Commercial loans and leases	(152)	(453)	(1,205)	(98)	(565)
Residential mortgage loans	(835)	—	—	—	—
Consumer and other loans	(58)	(37)	(7)	(51)	(64)

Total net charge-offs/transfers to OREO	(1,045)	(490)	(1,212)	(149)	(629)

Principal payments:
Commercial loans and leases	(90,011)	(78,024)	(72,736)	(42,052)	(54,402)
Residential mortgage loans	(48,717)	(48,763)	(71,249)	(114,813)	(210,316)
Consumer and other loans	(42,995)	(50,205)	(42,978)	(39,417)	(41,970)

Total principal payments	(181,723)	(176,992)	(186,963)	(196,282)	(306,688)

Change in total loans and leases receivable (before net items)	$30,487	$52,583	$64,505	$71,949	$142,876

        The following table sets forth certain information at December 31, 2007, regarding the aggregate dollar amount of certain loans maturing in the loan portfolio based on scheduled payments to maturity. Actual loan principal payments may vary from this schedule due to refinancings, modifications and other changes in loan terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
	One year or less	After one, but within five years	After five years
	(In thousands)
Commercial & industrial loans (including leases)	$67,134	$93,126	$24,626
Construction/permanent loans	16,770	6,519	15,543
Home equity lines of credit	69	—	62,288
Interest-only residential first mortgages	—	18,132	22,583
Small business loans	18,247	18,468	9,063

Total	$102,220	$136,245	$134,103

        The following table sets forth as of December 31, 2007, the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
	Fixed rates	Floating or adjustable rates
	(In thousands)
Commercial & industrial loans (including leases)	$88,446	$29,306
Construction/permanent loans	1,786	20,276
Home equity lines of credit	6	62,282
Interest-only residential first mortgages	7,649	33,066
Small business loans	14,855	12,676

Total	$112,742	$157,606

Asset Quality

        The definition of nonperforming assets includes nonperforming loans and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more but still accruing and impaired loans. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered impaired loans. There were $3.0 million of impaired loans included in nonaccrual loans at December 31, 2007, compared to $141,000 of impaired loans at December 31, 2005. There were no impaired loans at December 31, 2006.

        Nonperforming Assets—At December 31, 2007, the Company had nonperforming assets of $4.1 million, or 0.28%, of total assets. This compares to nonperforming assets of $1.4 million or 0.10% of total assets, at December 31, 2006, and nonperforming assets of $415,000, or 0.03% of total assets, at December 31, 2005. Nonperforming assets at December 31, 2007 consisted of commercial loans and leases aggregating $3.3 million, residential loans aggregating $822,000, restructured loans and leases of $37,000 and commercial loans and leases 90 days past due, but still accruing of $100,000. Nonperforming assets at December 31, 2006 and 2005 were primarily comprised of nonaccrual commercial loans and nonaccrual residential loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2007 level of nonperforming assets is low relative to the size of the Company's loan portfolio. As the loan portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of nonperforming assets will increase, as will its level of charged-off loans.

        The following table sets forth information regarding nonperforming assets.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans and leases	$4,012	$1,407	$415	$733	$2,462
Restructured loans and leases	37
Loans past due 90 days or more, but still accruing	100	6	—	—	—
Impaired loans (not included in nonaccrual loans)	—	—	—	—	—

Total nonperforming loans	4,149	1,413	415	733	2,462
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$4,149	$1,413	$415	$733	$2,462

Nonperforming loans as a percent of total loans and leases	0.40%	0.14%	0.04%	0.08%	0.30%
Nonperforming assets as a percent of total assets	0.28%	0.10%	0.03%	0.06%	0.23%

        Nonaccrual Loans—Accrual of interest income on all loans is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Residential mortgage loans are removed from nonaccrual when they become less than 90 days past due, and in the case of commercial and consumer loans, when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2007, nonaccrual loans totaled $4.0 million. Interest on nonaccrual loans that would have been recorded as additional income for the year ended December 31, 2007, had the loans been current in accordance with their original terms, totaled $156,000. This compares with $50,000 and $23,000 of foregone interest income on nonaccrual loans for the years ended December 31, 2006 and 2005, respectively.

        The following table sets forth certain information regarding nonaccrual loans.

	December 31,
	2007		2006		2005
	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans	$822	0.08%	$1,327	0.13%	$119	0.01%
Commercial loans and leases	3,190	0.31%	80	0.01%	235	0.02%
Restructured Loans	37	0.00%	—	0.00%	—	0.00%
Consumer and other loans	—	0.00%	—	0.00%	61	0.01%

Total nonaccrual loans	$4,049	0.39%	$1,407	0.14%	$415	0.04%

        Delinquencies—At December 31, 2007, $12.6 million of loans and leases were 30 to 89 days past due. This compares to $5.9 million and $5.3 million of loans 30 to 89 days past due as of December 31, 2006 and 2005, respectively. The majority of these loans at December 31, 2007, 2006 and 2005 were commercial loans and leases. Within loans past due 30 to 89 days at December 31, 2007 were $3.8 million of commercial leases to government entities, which were primarily attributable to administrative delays as opposed to underlying credit or cash flow issues. This amount compares to $679,000 of government leases past due 30 to 89 days at December 31, 2006 and none at December 31, 2005.

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

        The following table sets forth information as to loans delinquent for 30 to 89 days.

	December 31,
	2007		2006		2005
	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans
	(Dollars in thousands)
Loans and leases delinquent for 30 to 59 days:
Commercial loans and leases	$6,594	0.64%	$4,671	0.47%	$4,509	0.48%
Residential mortgage loans	1,309	0.13%	486	0.05%	399	0.04%
Consumer and other loans	981	0.09%	243	0.02%	139	0.01%

Total loans and leases delinquent 30 to 59 days	8,884	0.86%	5,400	0.54%	5,047	0.53%

Loans and leases delinquent for 60 to 89 days:
Commercial loans	3,414	0.33%	476	0.05%	—	—
Residential mortgage loans	275	0.03%	—	—	300	0.03%
Consumer and other loans	13	0.00%	—	—	—	—

Total loans and leases delinquent 60 to 89 days	3,702	0.36%	476	0.05%	300	0.03%

Total loans and leases delinquent 30 to 89 days	$12,586	1.22%	$5,876	0.59%	$5,347	0.56%

        Adversely Classified Assets—The Company's management adversely classifies certain assets as "substandard", "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        At December 31, 2007, the Company had $9.5 million of assets that were classified as substandard. This compares to $8.2 million and $6.8 million of assets that were classified as substandard at December 31, 2006 and 2005, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At December 31, 2007, included in the $9.5 million of assets that were classified as substandard, were $5.3 million of performing loans. This compares to $8.2 million and $6.4 million of adversely classified performing assets at December 31, 2006 and 2005, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the December 31, 2007 level of adversely classified assets is low relative to the size and composition of the Company's loan portfolio. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it possible that the level of adversely classified assets will increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.

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

        Loans deemed uncollectible are charged against the allowance for loan and lease losses, while recoveries of amounts previously charged-off are added to the allowance for loan and lease losses. Amounts are charged-off once the probability of loss has been established, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.

        When an insured institution classifies problem loans as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. Additionally, general loss allowances are established to recognize the inherent risk associated with lending activities, and have not been allocated to particular problem loans.

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

        The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial loans and leases	$8,786	55.2%	$7,944	51.8%	$7,002	46.1%	$6,251	45.4%	$4,529	40.8%
Residential mortgage loans	1,002	24.0%	1,440	26.2%	1,653	32.2%	1,644	35.7%	1,922	45.0%
Consumer and other loans	1,637	20.8%	2,086	22.0%	1,894	21.7%	1,545	18.9%	1,092	14.2%
Unallocated	1,194	NA	907	NA	1,116	NA	2,014	NA	3,147	NA

Total	$12,619	100.0%	$12,377	100.0%	$11,665	100.0%	$11,454	100.0%	$10,690	100.0%

        Assessing the appropriateness of the allowance for loan and leases losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Management employs a similar process with respect to unfunded lending commitments.

        A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.2 million at December 31, 2007, compared to $907,000 at December 31, 2006. With respect to changes within the allocation of the allowance for loan and lease losses, allocations at December 31, 2007 reflect both changes in loan and lease balances as well as reassessment of risks within the various loan and lease categories.

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

        The factors supporting the allowance for loan and lease losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan and lease losses and the reserve for unfunded lending commitments are available to absorb losses in the entire loan portfolio and related commitment portfolio, respectively. The Company's primary concern is the appropriateness of the total allowance for loan and lease losses and reserve for unfunded lending commitments. Based on the evaluation described above, management believes that the year-end allowance for loan and lease losses and reserve for unfunded lending commitments are appropriate.

        During 2007, 2006 and 2005, the Bank made additions to the allowance for loan and lease losses of $700,000, $1.2 million and $1.4 million and experienced net charge-offs of $458,000, $490,000 and $1.2 million, respectively. At December 31, 2007, the allowance for loan and leases losses stood at $12.6 million and represented 304.2% of nonperforming loans and 1.22% of total loans outstanding. This compares to an allowance for loan and lease losses of $12.4 million, representing 875.9% of nonperforming loans and 1.23% of total loans outstanding at December 31, 2006.

        During 2007, the Bank made additions to the reserve for unfunded lending commitments of $29,000, bringing the balance to $596,000 at December 31, 2007. This compares to the December 31, 2006 balance in the reserve for unfunded lending commitments of $567,000.

        An analysis of the activity in the allowance for credit losses is as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of year	$12,377	$11,665	$11,454	$10,690	$9,784
Loans charged-off:
Commercial loans and leases	(184)	(472)	(1,266)	(98)	(565)
Residential mortgage loans	(248)	—	—	—	(17)
Consumer and other loans	(96)	(47)	(8)	(52)	(64)

Total loans charged-off	(528)	(519)	(1,274)	(150)	(646)

Recoveries of loans previously charged-off:
Commercial loans and leases	32	19	61	70	4
Residential mortgage loans	—	—	—	—	—
Consumer and other loans	38	10	1	8	24

Total recoveries of loans previously charged-off	70	29	62	78	28

Net (charge-offs) recoveries	(458)	(490)	(1,212)	(72)	(618)
Provision for loan losses charged against income	700	1,202	1,423	836	1,524

Balance at end of year	12,619	12,377	11,665	11,454	10,690

Reserve for Unfunded Lending Commitments(1)
Balance at beginning of year	567	503	452	388	312
(Credit) provision for unfunded lending commitments	29	64	51	64	76

Balance at end of year	596	567	503	452	388
Allowance for Credit Losses

Balance at end of year	$13,215	$12,944	$12,168	$11,906	$11,078

Net charge-offs (recoveries) to average loans outstanding	0.05%	0.05%	0.13%	0.01%	0.08%

(1)
In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

Investments

        Total investments (consisting of overnight investments, investment securities, MBSs, and FHLB stock) totaled $367.9 million, or 24.9% of total assets, at December 31, 2007. This compares to total investments of $397.7 million, or 26.9% of total assets, as of December 31, 2006. The decrease of $29.8 million, or 7.5%, was centered in decreases of investment securities of $26.4 million and overnight investments of $20.2 million. These declines were partially offset by an increase in mortgage-backed securities of $17.7 million. All investment securities and MBSs at December 31, 2007 and 2006 were classified as securities available for sale. At December 31, 2007, the investment portfolio carried a total net unrealized loss of $106,000, compared to $4.6 million of net unrealized loss at December 31, 2006, with the primary driver of the change in unrealized gain/loss being the impact of changes in interest rates.

        The Company's securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering that substantially all of the securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity. In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also, management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

        The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During 2007, the Company's available for sale portfolio purchases of $96.8 million were less than maturities, sales and principal repayments of $110.1 million as the Company redeployed funds into higher-yielding internally generated assets.

        A summary of investment and mortgage-backed securities available for sale follows:

		Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2007:
U.S. Agency obligations	$68,185	$90	$(100)	$68,175
Corporate debt securities	6,028	2	(174)	5,856
Trust preferred securities	2,980	—	(25)	2,955
U.S. Agency mortgage-backed securities	183,723	1,169	(492)	184,400
Collateralized mortgage obligations	74,371	193	(769)	73,795

Total	$335,287	$1,454	$(1,560)	$335,181

At December 31, 2006:
U.S. Agency obligations	$85,992	$1	$(704)	$85,289
Corporate debt securities	12,122	7	(105)	12,024
Trust preferred securities	6,152	49	(89)	6,112
U.S. Agency mortgage-backed securities	157,323	114	(2,271)	155,166
Collateralized mortgage obligations	86,935	18	(1,657)	85,296

Total	$348,524	$189	$(4,826)	$343,887

At December 31, 2005:
U.S. Agency obligations	$125,915	$—	$(1,921)	$123,994
Corporate debt securities	21,214	57	(608)	20,663
Trust preferred securities	6,199	108	(5)	6,302
U.S. Agency mortgage-backed securities	174,542	404	(1,486)	173,460
Collateralized mortgage obligations	62,907	—	(1,509)	61,398

Total	$390,777	$569	$(5,529)	$385,817

        The following table sets forth the contractual maturities of investment and mortgage-backed securities available for sale and the weighted average yields of such securities:

	Within one year		After one, but within five years		After five, but within ten years		After ten years
	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield
	(Dollars in thousands)
At December 31, 2007:
U.S. Agency obligations	$22,386	4.45%	$45,789	5.00%	$—	0.00%	$—	0.00%
Corporate debt securities	3,954	4.97%	1,902	4.87%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	2,955	6.93%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	13,322	4.55%	171,078	5.11%
Collateralized mortgage obligations	—	0.00%	—	0.00%	4,734	3.95%	69,061	5.06%

Total	$26,340	4.53%	$47,691	4.99%	$18,056	4.39%	$243,094	5.12%

At December 31, 2006:
U.S. Agency obligations	$9,959	2.90%	$75,330	4.78%	$—	0.00%	$—	0.00%
Corporate debt securities	6,034	5.33%	5,990	4.93%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,112	7.63%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	15,136	4.55%	140,030	4.82%
Collateralized mortgage obligations	—	0.00%	—	0.00%	2,604	4.06%	82,692	5.01%

Total	$15,993	3.81%	$81,320	4.79%	$17,740	4.48%	$228,834	4.96%

At December 31, 2005:
U.S. Agency obligations	$14,815	2.81%	$109,179	4.11%	$—	0.00%	$—	0.00%
Corporate debt securities	5,045	4.94%	15,618	4.86%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,302	7.34%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	18,613	4.55%	154,847	4.62%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	61,398	4.52%

Total	$19,860	3.35%	$124,797	4.21%	$18,613	4.55%	$222,547	4.67%

Bank-Owned Life Insurance

        The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank's future obligations to its employees under its retirement and benefit plans. During 2007, 2006 and 2005, the Bank purchased $0, $3.5 million and $0 of BOLI, respectively. The cash surrender value of these life insurance policies was $24.2 million and $23.1 million at December 31, 2007 and 2006, respectively. In late 2006, the Bank conducted a tax-free exchange of a portion of its BOLI to other life insurance carriers. This exchange, as well as the additional BOLI purchased in 2006, benefited the Bank as income from BOLI increased in 2007 to $1.0 million, up from $785,000 in 2006 and $691,000 in 2005.

Deposits and Borrowings

        The Bank continues to concentrate its time and efforts towards its deposit-gathering network. The Bank's total deposits decreased on a net basis by $1.6 million, or 0.2%, during 2007, remaining constant at $1.0 billion for 2007 and 2006 respectively. In 2007, savings accounts increased by $40.1 million, or 11.3%. CD balances decreased $7.6 million, or 2.0% in 2007. However, this decrease in CDs also reflects a

$10.0 million reduction in the Bank's brokered CD balances from the prior year-end leaving a $20.0 million balance at December 31, 2007. Additionally, demand deposit accounts were down $27.6 million, or 13.8%, while NOW and money market accounts were down $5.5 million, or 7.8%, and $937,000, or 13.4%, respectively. In the fourth quarter of 2007, the Bank did not experience a seasonal increase in demand deposit accounts that had occurred during the past few years.

        In 2007, the Bank was able to achieve double-digit percentage increases in its largest core deposit category (savings accounts). As market interest rates moderately declined in the fourth quarter of 2007, the Bank experienced a slight shift in its higher-yielding products, with balances moving from CDs to savings accounts. As a result, core deposit accounts as percentage of total deposits increased to 63.1% at December 31, 2007 as compared to 62.4% at December 31, 2006.

        By comparison, total deposits increased $35.5 million, or 3.6%, during 2006 and can be summarized as follows: demand deposit accounts increased $15.2 million, or 8.2%, NOW and money market accounts decreased $24.0 million, or 23.6%, savings accounts increased $15.6 million, or 4.6%, and CDs increased $28.7 million, or 8.1%, during 2006.

        The following table sets forth certain information regarding deposits:

	December 31,
	2007			2006			2005
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$65,191	6.4%	0.60%	$70,736	7.0%	0.67%	$89,594	9.1%	0.54%
Money market accounts	6,054	0.6%	2.32%	6,991	0.7%	2.69%	12,122	1.2%	1.31%
Savings accounts	396,838	39.1%	3.01%	356,707	35.1%	2.81%	341,115	34.8%	1.66%
Certificate of deposit accounts	374,063	36.9%	4.46%	381,707	37.5%	4.45%	353,049	36.0%	3.34%

Total interest bearing deposits	842,146	83.0%	3.46%	816,141	80.3%	3.40%	795,880	81.1%	2.28%
Noninterest bearing accounts	172,634	17.0%	0.00%	200,282	19.7%	0.00%	185,089	18.9%	0.00%

Total deposits	$1,014,780	100.0%	2.86%	$1,016,423	100.0%	2.73%	$980,969	100.0%	1.85%

        At December 31, 2007, CDs with balances greater than $100,000 aggregated $116.7 million, compared to $144.3 million and $98.0 million at December 31, 2006 and 2005, respectively.

        Total borrowings, excluding subordinated deferrable interest debentures, decreased $239,000, or 0.1%, during 2007, to $318.3 million, from $318.5 million at December 31, 2006. The Company had $326.2 million of borrowings outstanding at the end of 2005. Over the past two years, the Bank's customers have increased their utilization of the Bank's cash management product suite, while the Bank's FHLB borrowings remained constant with the prior year-end levels. In the first quarter of 2007, the Bank decreased the amount of its wholesale repurchase agreements by $10.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.

        On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, and will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank's overall strategy to manage interest rate risk.

Subordinated Deferrable Interest Debentures

        In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II. As of December 31, 2007, the Company had $13.4 million outstanding of subordinated deferrable interest debentures issued to its three statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. The regulatory capital generated from issuing the trust preferred securities helped support the Company's continued asset growth.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2007, overnight investments, investment securities and mortgage-backed securities available for sale amounted to $352.3 million, or 23.8% of total assets. This compares to $381.2 million, or 25.8% of total assets, at December 31, 2006. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Commitments and Contingent Liabilities

        The following table sets forth the contractual obligations of the Company:

	Payments due or commitment expiring—by period
	Total	Less than one year	One to three years	Four to five years	After five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$241,505	$23,037	$28,857	$69,000	$120,611
Subordinated deferrable interest debentures	13,403	—	—	—	13,403
Lease obligations	10,596	1,350	1,642	1,309	6,295
Other:
Treasury, Tax and Loan payments	4,385	4,385	—	—	—
Retail repurchase agreements	62,410	62,410	—	—	—
Wholesale repurchase agreements	10,000	—	—	10,000	—

Total contractual cash obligations	$342,299	$91,182	$30,499	$80,309	$140,309

Other commitments:
Commitments to originate or purchase loans	$35,302	$35,302	$—	$—	$—
Unused lines of credit and other commitments	219,542	105,059	25,621	782	88,080
Letters of credit and standby letters of credit	3,489	3,390	99	—	—
Forward commitments to originate leases for sale	2,034	2,034	—	—	—
Forward commitments to sell leases	5,300	5,300	—	—	—
Supplemental retirement benefits	2,753	—	—	—	2,753

Total other commitments	$268,420	$151,085	$25,720	$782	$90,833

        In connection with the Macrolease acquisition, the Company has an obligation to issue up to 18,082 shares of common stock in 2008 based upon Macrolease achieving certain performance targets and 24,409 shares of its common stock over the next three years contingent upon Macrolease reaching specified performance criteria.

Capital Resources

        Total shareholders' equity of the Company at December 31, 2007 was $113.1 million, as compared to $112.1 million at December 31, 2006. This difference of $1.0 million was primarily attributable to net income of $9.0 million, net unrealized gains on securities increasing $2.9 million, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $2.2 million, share repurchases of $10.2 million and dividends paid of $2.9 million.

        Additionally, the Company has maintained a stock repurchase program authorized by the Company's board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Exchange Act. Under the program, the Company repurchased 305,200 shares at a total cost of $10.2 million during 2007; no shares were repurchased during 2006. Also see Part II, Item 5—Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities, included on page 23 of this annual report.

        All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2007, the Bank's Tier I Leverage Ratio stood at 7.72%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered "well capitalized." According to these standards, the Bank had a Tier I risk-weighted capital ratio of 10.87% and a total risk-weighted capital ratio of 12.09% at December 31, 2007.

        The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2007, the Company's Tier I Leverage Ratio was 7.87%, its Tier I Risk-Based Capital Ratio was 11.06% and its Total Risk-Based Capital Ratio was 12.28%.

        As of December 31, 2007, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

        At December 31, 2007, the Company had $13.0 million of trust preferred securities outstanding; the proceeds of which the Company has utilized as Tier I capital to help support the Company's growth. If trust preferred securities are not available as a source of future Tier I capital, the Company may use other forms of additional capital (e.g., common or preferred equity) to support its growth, which, because of less favorable tax treatment, may be a somewhat more expensive source of capital than trust preferred securities. See also Note 13—Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures in the accompanying notes to consolidated financial statements included on page F-29 in this report for further information.

Impact of Inflation and Changing Prices

        The consolidated financial statements and related notes thereto, included elsewhere herein, have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Recent Accounting Developments

        See Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included on page F-8 in this report for details of recent accounting developments and their expected impact on the Company's financial statements.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

        The principal objective of the Company's asset and liability management process is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturity or repricing periods. The asset and liability management process is dependent on numerous assumptions, many of which require significant judgments by the Company. The Company's actions in this regard are taken under the guidance of the Bank's Asset/Liability Committee ("ALCO") that is comprised of members of senior management. The ALCO generally meets monthly and is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds.

        The ALCO manages the Company's interest rate risk position using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of interest rate ramps of up to 200 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure to income resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over both a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of December 31, 2007, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

        The following table presents the estimated impact of interest rate ramps on estimated net interest income over a 24-month period beginning January 1, 2008:

	Estimated impact on net interest income
	Dollar change	Percent change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 200 basis point ramp	$(694)	-1.62%
Down 200 basis point ramp	(319)	-0.75%
Subsequent Twelve Month Period:
Up 200 basis point ramp	$(1,714)	-4.00%
Down 200 basis point ramp	(3,710)	-8.66%

        The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2007, the Company's cumulative one-year gap was a positive $17 million, or 1.1% of total assets, compared to a negative $114 million, or 7.9% of total assets at the end of 2006.

        The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2007. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and MBSs have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within Three Months	Over Three to Six months	Over Six to Twelve months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$17,097	$—	$—	$—	$—	$17,097
Investment securities	25,777	19,000	19,436	12,060	713	76,986
Mortgage-backed securities	12,077	11,726	30,158	129,944	74,290	258,195
FHLB Stock	15,671	—	—	—	—	15,671
Commercial loans and leases	177,138	42,961	73,920	252,720	26,929	573,668
Residential mortgage loans	25,791	18,196	47,292	109,162	48,287	248,728
Consumer and other loans	69,360	6,336	12,238	70,973	56,829	215,736

Total interest-earning assets	342,911	98,219	183,044	574,859	207,048	1,406,081

Interest-bearing liabilities:
NOW accounts	5,433	5,433	10,865	43,460	—	65,191
Money market accounts	504	504	1,009	4,037	—	6,054
Savings accounts	33,145	33,145	66,289	264,259	—	396,838
Certificate of deposit accounts	103,180	153,466	91,287	26,091	39	374,063
Overnight & short-term borrowings	66,795	—	—	—	—	66,795
FHLB and other borrowings	6,753	17,019	2,193	106,828	118,712	251,505
Subordinated deferrable interest debentures	5,155	5,155	—	3,093	—	13,403

Total interest-bearing liabilities	220,965	214,722	171,643	447,768	118,751	1,173,849

Net interest sensitivity gap during the period	$121,946	$(116,503)	$11,401	$127,091	$88,297	$232,232

Cumulative gap—12/31/07	$121,946	$5,443	$16,844	$143,935	$232,232
Cumulative gap—12/31/06	$38,199	$(25,006)	$(114,089)	$111,818	$248,766
Interest-sensitive assets as a percent of Interest-sensitive liabilities (cumulative)	155.19%	101.25%	102.77%	113.64%	119.78%
Cumulative gap as a percent of total assets	8.26%	0.37%	1.14%	9.74%	15.72%

        The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The index to financial statements is included on page 63 of this annual report.

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

        There have been no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. The Company's management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company's independent registered public accounting firm.

ITEM 9B.    OTHER INFORMATION

        There is no other information to report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

        The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position
Merrill W. Sherman	59	President and Chief Executive Officer
Linda H. Simmons	48	Chief Financial Officer and Treasurer
James V. DeRentis	46	Vice President and Assistant Secretary
Mark J. Meiklejohn	44	Vice President
William C. DeWitt	43	Senior Vice President—Director of Marketing and Corporate Communications of the Bank

        Merrill W. Sherman.    Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a BELO Corp. subsidiary.

        Linda H. Simmons.    Ms. Simmons has served as Chief Financial Officer and Treasurer of the Company and Bank since July 2005 and served as the Bank's Executive Vice President—Finance and Treasurer from September 2004 to July 2005. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.'s Treasury Group where she held various positions with responsibilities in the asset/liability management area.

        James V. DeRentis.    Mr. DeRentis has served as Vice President of the Company since December 2005 and the Bank's Chief Business Officer since October 2005. Mr. DeRentis previously served as the Bank's Executive Vice President—Retail Banking from October 2001 through September 2005. Immediately prior, Mr. DeRentis served as the Bank's Senior Vice President—Retail Banking from December 1998 through October 2001.

        Mark J. Meiklejohn.    Mr. Meiklejohn has served as Vice President of the Company since February 2008 and Executive Vice President and Chief Lending Officer of the Bank since November 2007. Mr. Meiklejohn joined the Bank as Senior Vice President and Corporate Banking Director of the Bank in January 2006. Prior to joining the Bank, Mr. Meiklejohn was a Senior Vice President for Middle Market Lending at Citizens Bank in Providence, Rhode Island, where he was employed since 1999.

        William C. DeWitt.    Mr. DeWitt has served as Senior Vice President—Director of Marketing and Corporate Communications of the Bank since September 2006. Prior to joining the Bank, Mr. DeWitt was Senior Vice President—Director of Advertising, Merchandising and Creative Services for Citizens Financial Group in Westwood, Massachusetts, where he was employed since 2001.

Code of Ethics and Governance Principles

        The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K. The Company's Board of Directors has also adopted Corporate Governance Guidelines and Principles ("the Guidelines"), which along with the charters of Board committees provide the framework for the governance of the Company. The Company will provide a copy of the Codes, the

Guidelines and/or committee charters to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company's website, http://www.bankri.com, under "Investor Relations." The Company has posted the Codes, the Guidelines and the committee charters on the Company's website under "Investor Relations/Governance Documents." The Company intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Global Select MarketSM.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

        The information set forth under the heading "Compensation Committee Report" in the Company's Definitive Proxy Statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Exchange Act and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the Sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

        The following table sets forth information about the Company's equity compensation plans as of December 31, 2007:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	449,860	(1)	$27.61	167,803	(2)
Equity Compensation Plans Not Approved by Security Holders	0		N/A	0

Total	449,860		$27.61	167,803

(1)
Includes 412,860 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 37,000 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)
Includes 156,303 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 11,500 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

        Additional information regarding these equity compensation plans is contained in Note 15 to the Company's Consolidated Financial Statements included in this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the sections entitled "Transactions with Management" and "Election of Directors" in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the Section entitled "Independent Accountant Fees and Services" in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

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

        (3)    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended(1)
3.2	By-laws of the Company, as amended
10.1	Amended and Restated Employment Agreement of Merrill W. Sherman dated February 20, 2007(2)†
10.2	Amended and Restated Employment Agreement of Linda H. Simmons dated February 20, 2007(2)†
10.3	Amended and Restated Employment Agreement of James V. DeRentis dated February 20, 2007(2)†
10.4	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan(3)†
10.5	Amended and Restated Non-Employee Director Stock Plan(4)†
10.5(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan(5)†
10.5(b)	Second Amendment to Amended and Restated Non-Employee Director Stock Plan(6)†
10.6	Bank Rhode Island Amended and Restated Supplemental Executive Retirement Plan†
10.7	Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1(1)†
10.7(a)	Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan(7)†
10.7(b)	Amendment No. 3 to Bank Rhode Island Nonqualified Deferred Compensation Plan†

10.7(c)	Amendment No. 4 to Bank Rhode Island Nonqualified Deferred Compensation Plan†
10.8(a)	Executive Incentive Bonus Plan(8)†
10.8(b)	Executive Incentive Compensation Plan (2008 and thereafter)(9)†
10.9	Change of Control Severance Agreement by and between Bank Rhode Island and Mark J. Meiklejohn dated as of February 14, 2006†
10.10	Change of Control Severance Agreement by and between Bank Rhode Island and William C. DeWitt dated as of October 18, 2006†
10.11	Form of Bank Rhode Island Split Dollar Agreement(10)†
10.12	2002 Equity Incentive Plan(11)†
11	Computation of earnings per share(12)
21	List of Subsidiaries
23	Consent of KPMG LLP, as independent registered public accountants for the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-33182

(2)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(3)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(4)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(8)
Incorporated by reference from the Company's Current Report on Form 8-K dated February 9, 2005.

(9)
Incorporated by reference from the Company's Current Report on Form 8-K dated January 28, 2008.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(11)
Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(12)
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

BANCORP RHODE ISLAND, INC.
Date: March 10, 2008	By:	/s/ MERRILL W. SHERMAN Merrill W. Sherman President and Chief Executive Officer

        Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2007, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MERRILL W. SHERMAN Merrill W. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 10, 2008	/s/ LINDA H. SIMMONS Linda H. Simmons, Chief Financial Officer and Treasurer (Principal Financial Officer) Date: March 10, 2008	/s/ MICHAEL J. HEBERT Michael J. Hebert, Controller (Principal Accounting Officer) Date: March 10, 2008
/s/ KAREN ADAMS Karen Adams, Director Date: March 10, 2008	/s/ ERNEST J. CHORNYEI, JR. Ernest J. Chornyei, Jr., Director Date: March 10, 2008	/s/ BOGDAN NOWAK Bogdan Nowak, Director Date: March 10, 2008
/s/ ANTHONY F. ANDRADE Anthony F. Andrade, Director Date: March 10, 2008	/s/ MEREDITH A. CURREN Meredith A. Curren, Director Date: March 10, 2008	/s/ CHERYL W. SNEAD Cheryl W. Snead, Director Date: March 10, 2008
/s/ JOHN R. BERGER John R. Berger, Director Date: March 10, 2008	/s/ MARK R. FEINSTEIN Mark R. Feinstein, Director Date: March 10, 2008	/s/ PABLO RODRIGUEZ Pablo Rodriguez, Director Date: March 10, 2008
/s/ RICHARD L. BREADY Richard L. Bready, Director Date: March 10, 2008	/s/ EDWARD J. MACK Edward J. Mack, Director Date: March 10, 2008	/s/ JOHN A. YENA John A. Yena, Director Date: March 10, 2008
/s/ MALCOLM G. CHACE Malcolm G. Chace, Director and Chairman of the Board Date: March 10, 2008	/s/ MICHAEL E. MCMAHON Michael E. McMahon, Director Date: March 10, 2008

BANCORP RHODE ISLAND, INC.

Management's Report on Internal Control
Over Financial Reporting

        The management of Bancorp Rhode Island, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's Independent Registered Public Accounting Firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2 of this annual report.

Merrill W. Sherman President and Chief Executive Officer	Linda H. Simmons Chief Financial Officer and Treasurer

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

        We have audited Bancorp Rhode Island, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

Providence, Rhode Island
March 10, 2008

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

        We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bancorp Rhode Island, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Providence, Rhode Island
March 10, 2008

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets
Assets:
Cash and due from banks	$20,465	$24,469
Overnight investments	17,097	37,295

Total cash and cash equivalents	37,562	61,764
Investment securities available for sale (amortized cost of
$77,193 and $104,266, respectively)	76,986	103,425
Mortgage-backed securities available for sale (amortized cost of
$258,094 and $244,258, respectively)	258,195	240,462

Total available for sale securities	335,181	343,887
Stock in the Federal Home Loan Bank of Boston	15,671	16,530
Loans and leases receivable:
Commercial loans and leases	573,668	519,790
Residential mortgage loans	248,728	263,945
Consumer and other loans	215,736	220,557

Total loans and leases receivable	1,038,132	1,004,292
Allowance for loan and lease losses	(12,619)	(12,377)

Net loans and leases receivable	1,025,513	991,915
Premises and equipment, net	13,721	13,736
Goodwill, net	11,772	11,317
Accrued interest receivable	6,557	6,755
Investment in bank-owned life insurance	24,186	23,148
Prepaid expenses and other assets	6,956	10,047

Total assets	$1,477,119	$1,479,099

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand deposit accounts	$172,634	$200,282
NOW accounts	65,191	70,736
Money market accounts	6,054	6,991
Savings accounts	396,838	356,707
Certificate of deposit accounts	374,063	381,707

Total deposits	1,014,780	1,016,423
Overnight and short-term borrowings	66,795	56,341
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	241,505	242,198
Subordinated deferrable interest debentures	13,403	18,558
Other liabilities	17,528	13,494

Total liabilities	1,364,011	1,367,014

Shareholders' equity:
Preferred stock, par value $0.01 per share, authorized
1,000,000 shares: Issued and outstanding: none	—	—
Common stock, par value $0.01 per share, authorized 11,000,000
shares: Issued: 4,867,121 and 4,792,380 shares, respectively	49	48
Additional paid-in capital	70,123	67,960
Treasury Stock, at cost (305,200 shares at December 31, 2007)	(10,189)	—
Retained earnings	53,194	47,091
Accumulated other comprehensive loss, net	(69)	(3,014)

Total shareholders' equity	113,108	112,085

Total liabilities and shareholders' equity	$1,477,119	$1,479,099

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$67,038	$62,992	$53,822
Mortgage-backed securities	11,166	10,542	9,313
Investment securities	5,707	6,245	5,537
Overnight investments	1,103	517	201
Federal Home Loan Bank of Boston stock dividends	1,056	906	647

Total interest and dividend income	86,070	81,202	69,520

Interest expense:
Deposits	29,230	22,476	14,521
Overnight and short-term borrowings	2,717	2,124	652
Wholesale repurchase agreements	602	870	276
Federal Home Loan Bank of Boston borrowings	10,768	12,044	9,898
Subordinated deferrable interest debentures	1,509	1,460	1,272

Total interest expense	44,826	38,974	26,619

Net interest income	41,244	42,228	42,901
Provision for loan and lease losses	700	1,202	1,423

Net interest income after provision
for loan and lease losses	40,544	41,026	41,478

Noninterest income:
Service charges on deposit accounts	5,578	5,055	4,561
Net gains on lease sales and commissions on
loans originated for others	1,216	566	429
Income from bank-owned life insurance	1,038	785	691
Loan related fees	649	694	1,024
Commissions on nondeposit investment products	575	872	849
Net gain (loss) on available for sale securities	254	(859)	181
Other income	1,475	1,875	1,539

Total noninterest income	10,785	8,988	9,274

Noninterest expense:
Salaries and employee benefits	20,859	20,636	19,476
Occupancy	3,527	3,564	3,126
Data processing	2,850	2,880	2,759
Professional services	2,212	2,186	2,017
Marketing	1,562	1,880	1,584
Equipment	1,345	1,407	1,569
Loan servicing	767	917	968
Loan workout and other real estate owned	190	188	217
Other expenses	4,713	5,069	4,627

Total noninterest expense	38,025	38,727	36,343

Income before income taxes	13,304	11,287	14,409
Income tax expense	4,259	3,576	4,840

Net income	$9,045	$7,711	$9,569

Weighted average shares outstanding—basic	4,791,625	4,766,854	4,478,081
Weighted average shares outstanding—diluted	4,918,763	4,920,569	4,697,134
Per share data:
Basic earnings per common share	$1.89	$1.62	$2.14
Diluted earnings per common share	$1.84	$1.57	$2.04
Cash dividends declared per common share	$0.62	$0.60	$0.60

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders' Equity

For Years Ended December 31, 2007, 2006 and 2005

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total
	(in thousands, except per share data)
Balance at December 31, 2004	$—	$40	$42,852	$—	$35,373	$658	$78,923
Net income	—	—	—	—	9,569	—	9,569
Other comprehensive income:
Unrealized holding losses on
securities available for sale,
net of taxes of $2,027						(3,764)	(3,764)
Reclassification adjustment,
net of taxes of $63						(118)	(118)

Comprehensive income							5,687
Proceeds from stock offering, net	—	7	21,450	—	—	—	21,457
Acquisition of Macrolease	—	—	250	—	—	—	250
Exercise of stock options	—	—	825	—	—	—	825
Share-based compensation	—	—	49	—	—	—	49
Tax benefit from exercise of
stock options	—	—	309	—	—	—	309
Common stock issued for incentive
stock award, net	—	—	33	—	—	—	33
Dividends on common stock
($0.60 per common share)	—	—	—	—	(2,701)	—	(2,701)

Balance at December 31, 2005	—	47	65,768	—	42,241	(3,224)	104,832
Net income	—	—	—	—	7,711	—	7,711
Other comprehensive income:
Unrealized holding losses on
securities available for sale,
net of taxes of $122						(348)	(348)
Reclassification adjustment,
net of taxes of $(301)						558	558

Comprehensive income							7,921
Exercise of stock options	—	1	1,662	—	—	—	1,663
Acquisition of Macrolease	—	—	83	—	—	—	83
Share-based compensation	—	—	186	—	—	—	186
Tax benefit from exercise of				—
stock options	—	—	261	—	—	—	261
Dividends on common stock
($0.60 per common share)	—	—	—	—	(2,861)	—	(2,861)

Balance at December 31, 2006	—	48	67,960	—	47,091	(3,014)	112,085
Net income		—	—	—	9,045	—	9,045
Other comprehensive income:
Unrealized holding gains on
securities available for sale,
net of taxes of $(1,586)						2,945	2,945

Comprehensive income							11,990
Exercise of stock options	—	1	1,366	—	—	—	1,367
Stock repurchase	—	—	—	(10,189)	—	—	(10,189)
Share-based compensation	—	—	299	—	—	—	299
Tax benefit from exercise of
stock options	—	—	498	—	—	—	498
Dividends on common stock
($0.62 per common share)	—	—	—	—	(2,942)	—	(2,942)

Balance at December 31, 2007	$—	$49	$70,123	$(10,189)	$53,194	$(69)	$113,108

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$9,045	$7,711	$9,569
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	(1,295)	550	2,680
Provision for loan and lease losses	700	1,202	1,423
Net gains on lease sales	(1,024)	(407)	(245)
Net (gain) / loss on sale of available for sale securities	(254)	859	(181)
Net loss on sales of premises and equipment	50	—	—
Proceeds from sales of leases	22,829	8,553	7,119
Leases originated for sale	(25,071)	(8,146)	(6,874)
Income from bank-owned life insurance	(1,038)	(785)	(691)
Share-based compensation expense	299	186	82
Tax benefit from exercise of stock options	—	—	309
(Increase) decrease in accrued interest receivable	198	210	(1,299)
(Increase) in prepaid expenses and other assets	1,505	(826)	(2,445)
Increase in other liabilities	3,579	1,282	3,623
Other, net	(3)	28	(369)

Net cash provided by operating activities	9,520	10,417	12,701

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(40,000)	(32,990)	(63,520)
Maturities and principal repayments	66,980	20,085	13,999
Proceeds from sales	254	60,982	—
Mortgage-backed securities available for sale:
Purchases	(56,776)	(51,825)	(142,287)
Maturities and principal repayments	42,881	44,460	50,654
Proceeds from sales	—	445	13,754
Net (increase) decrease in loans and leases	13,945	(35,047)	7
Purchase of loans and leases, including purchased interest	(42,141)	(17,098)	(65,755)
Purchase of Federal Home Loan Bank of Boston stock	859	(468)	(2,833)
Capital expenditures for premises and equipment	(2,222)	(2,259)	(5,372)
Proceeds from sale of premises and equipment	211	1,209	—
Proceeds from disposition of other real estate owned	590	—	261
Purchase of bank-owned life insurance	—	(3,539)	—

Net cash used in investing activities	(15,419)	(16,045)	(201,092)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,643)	35,454	100,295
Net increase (decrease) in overnight and short-term borrowings	10,454	30,103	8,188
Proceeds from long-term borrowings	100,710	200,000	333,908
Repayment of long-term borrowings	(116,558)	(237,775)	(268,713)
Proceeds from issuance of common stock	1,367	1,663	22,282
Tax benefit from exercise of stock options	498	261	—
Purchases of treasury stock	(10,189)	—	—
Dividends on common stock	(2,942)	(2,861)	(2,701)

Net cash (used in) provided by financing activities	(18,303)	26,845	193,259

Net increase (decrease) in cash and cash equivalents	(24,202)	21,217	4,868
Cash and cash equivalents at beginning of year	61,764	40,547	35,679

Cash and cash equivalents at end of year	$37,562	$61,764	$40,547

Supplementary disclosures:
Cash paid for interest	$45,503	$36,818	$25,137
Cash paid for income taxes	4,419	3,736	5,592
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	2,945	210	(3,882)
Macrolease acquisition	455	83	250

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

        Principles of Consolidation—At December 31, 2007 and 2006, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank's wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), BRI Realty Corp. (a Rhode Island real estate holding company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and Macrolease Corporation (an equipment leasing company). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.

        Securities—Debt securities are classified as available for sale, held to maturity or trading. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of estimated income taxes. As of December 31, 2007 and 2006, all of the Company's investment and mortgage-backed securities were classified as available for sale.

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

        Loans and Leases Receivable—Loans are stated at the principal amount outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs, which are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income. Interest income is accrued on a level yield basis over the life of the loan. Estimated residual values for leased equipment were not material at December 31, 2007 and 2006.

        Leases which meet the appropriate criteria specified in Statement of Financial Accounting Standard ("SFAS") 13, "Accounting for Leases", are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

        Loan and lease origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

        The Company also originates leases for sale in the secondary market. Accordingly, these leases are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. These leases are sold on a non-recourse basis, with gains or losses recognized upon the sale of leases determined on a specific identification basis. Leases held for sale totaled $3.3 million at December 31, 2007 and are included within commercial loans and leases in the consolidated balance sheets. There were no leases held for sale at December 31, 2006. The Company had commitments to fund leases held for sale and commitments to sell leases at December 31, 2007 and 2006, which are considered derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these derivative instruments were insignificant at December 31, 2007 and 2006.

        Loans on which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest income is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

income. Loans are removed from nonaccrual when they become less than 90 days past due and when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impairment is measured on a discounted cash flow method, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated selling costs. In addition, the Bank classifies a loan as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.

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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        Other Real Estate Owned—Other Real Estate Owned ("OREO") consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.

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

        Goodwill—Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. In the event that the Company was to determine that its goodwill was impaired, an impairment writedown would be charged against earnings.

        Bank-Owned Life Insurance—Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for the Bank's benefit obligations to its employees, including the Bank's obligations under its Supplemental Executive Retirement Plans. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Securities Sold Under Agreements to Repurchase—The Bank enters into sales of securities under agreements to repurchase, with both the Bank's commercial customers ("retail repurchase agreements") and financial institutions ("wholesale repurchase agreements"). These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

        Employee Benefits—The Bank maintains a Section 401(k) savings plan for employees of the Bank and its subsidiaries. Under the plan, the Bank makes a matching contribution of the amount contributed by each participating employee, up to 4% of the employee's yearly salary, subject to Internal Revenue Service ("IRS") limits. The Bank's contributions are charged against current operations in the year made.

        Share-Based Compensation—At December 31, 2007, the Company maintained stock option plans as described more fully in Note 15. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123-R, "Share-Based Payment", which is a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123-R focuses primarily on accounting for share-based payments made to employees. Under SFAS 123-R, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement, whereas under SFAS 123, the Company accounted for share-based awards under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

        In December 2005, the Executive and Compensation Committees of the Company's Board of Directors accelerated the vesting of all 89,586 unvested stock options. No other changes were made to the terms and conditions of the options. The Company recorded expenses of $49,000 in connection with the accelerated vesting. At the time of the vesting acceleration, approximately 79% of the expenses anticipated to be recorded over the next three years related to stock options that had no intrinsic value, as the stock options were "out-of-the-money." Additionally, 73% of the unvested options with a positive intrinsic value, or "in-the-money", were scheduled to fully vest by April 30, 2006. As a result of this accelerated vesting, the Company will not be required to recognize anticipated non-cash compensation expense relating to stock options of approximately $370,000 in 2006, $260,000 in 2007 and $70,000 in 2008.

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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        As indicated above, at the time of adoption of SFAS 123-R on January 1, 2006, all stock options granted to employees and directors were fully vested and exercisable. As a result, the transition impact of adopting SFAS 123-R was not material to the Company's results of operations for the year ended December 31, 2006.

        If the Company had recognized compensation expense for stock options over the relevant service period, generally 3 to 4 years under the fair value method proscribed by SFAS 123, net income would have decreased in 2005, resulting in pro forma net income and earnings per common share ("EPS") as summarized below:

Year Ended December 31, 2005
Net income (in thousands):
As reported	$9,569
Compensation cost, net of taxes	(855)

Pro forma	$8,714

Earnings per common share:
Basic:
As reported	$2.14
Compensation cost, net of taxes	(0.19)

Pro forma	$1.95

Diluted:
As reported	$2.04
Compensation cost, net of taxes	(0.18)

Pro forma	$1.86

        The compensation cost, net of taxes, for the year ended 2005 reflects the Company's acceleration of the vesting of all outstanding options as of December 30, 2005.

        Income Taxes—The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expenses during the period that includes the enactment date. Income tax-related interest and penalties are classified as a component of income tax expense.

        Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes." The adoption of FIN 48 did not have a material impact on the Company's financial statements.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        Comprehensive Income—Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as "other comprehensive income."

        Earnings Per Share—Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

        Segment Reporting—An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2007, 2006 and 2005. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

        Guarantees—Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the standby letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year.

        Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2007 and 2006. The collateral obtained is determined based on management's credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present, the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.

        Reclassifications—Certain amounts in the prior years' financial statements may have been reclassified to conform with the current year's presentation.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Recent Accounting Developments—In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140", which permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group ("DIG") Issue D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." However, in January 2007, the FASB issued interpretive guidance in SFAS 133, DIG Issue B40, "Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets", in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 provided that the securitized interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006, as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. As of December 31, 2007 and 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS 133. Additionally, the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS 155. The adoption of SFAS 155 on January 1, 2007 did not have a material effect on the Company's consolidated financial statements.

        In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS 140. This standard requires servicing assets and servicing liabilities be initially measured at fair value along with any derivative instruments used to mitigate inherent risks. The adoption of SFAS 156 on January 1, 2007 did not have a material impact on the Company's consolidated financial statements.

        In March 2006, the FASB Emerging Issues Task Force ("EITF") issued interpretive guidance in Issue 06-4 ("EITF 06-4"), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies will be required to record a liability upon adoption of EITF 06-4, which is effective for periods beginning after December 15, 2007. The Company does not anticipate the adoption of EITF 06-4 will materially impact its consolidated financial statements upon adoption on January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 provides guidance for measuring assets and liabilities at fair value. This standard is applicable whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand upon the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level within the hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate the

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

adoption of SFAS 157 will materially impact its consolidated financial statements upon adoption on January 1, 2008.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company does not anticipate the adoption of SFAS 159 will materially impact its consolidated financial statements upon adoption on January 1, 2008.

        In November 2007, the SEC issued SAB No. 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate the adoption of SAB 109 will materially impact its consolidated financial statements upon adoption on January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 ("SFAS 141R"), "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS No. 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, "Accounting for Contingencies." The Company does not anticipate the adoption of SFAS 141R will materially impact its consolidated financial statements upon adoption on January 1, 2009.

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

        On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations (Continued)

generated $1.0 million of goodwill. In connection with this acquisition, the Company has issued 9,040 shares of its common stock. The Company will also issue 18,082 shares of its common stock in 2008, based upon Macrolease reaching specified performance criteria ("target"). In addition, 24,409 shares of the Company's common stock may be issued over the next 3 years contingent upon Macrolease reaching target.

(4) Restrictions on Cash and Due from Banks

        The Bank is required to maintain average reserve balances in a noninterest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2007 and 2006, the average daily amount required to be held was $1.0 million.

(5) Investment Securities Available for Sale

        The Company categorizes obligations issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association as U.S. Agency obligations. A summary of investment securities available for sale follows:

		Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2007:
U.S. Agency obligations	$68,185	$90	$(100)	$68,175
Corporate debt securities	6,028	2	(174)	5,856
Trust preferred securities	2,980	—	(25)	2,955

Total	$77,193	$92	$(299)	$76,986

At December 31, 2006:
U.S. Agency obligations	$85,992	$1	$(704)	$85,289
Corporate debt securities	12,122	7	(105)	12,024
Trust preferred securities	6,152	49	(89)	6,112

Total	$104,266	$57	$(898)	$103,425

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(5) Investment Securities Available for Sale (Continued)

        The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
At December 31, 2007:
US Agency obligations	$—	$—	$29,322	$(100)	$29,322	$(100)
Corporate debt securities	—	—	3,843	(174)	3,843	(174)
Trust preferred securities	974	(13)	1,988	(12)	2,962	(25)

Total	$974	$(13)	$35,153	$(286)	$36,127	$(299)

At December 31, 2006:
US Agency obligations	$29,927	$(63)	$52,361	$(641)	$82,288	$(704)
Corporate debt securities	3,995	(9)	5,990	(96)	9,985	(105)
Trust preferred securities	—	—	1,911	(89)	1,911	(89)

Total	$33,922	$(72)	$60,262	$(826)	$94,184	$(898)

        The above securities were deemed to be not other-than-temporarily impaired after considering that substantially all of the above securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity.

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

(5) Investment Securities Available for Sale (Continued)

        The following table sets forth the contractual maturities of investment securities available for sale and the weighted average yields of such securities:

	Within One Year			After One, But Within Five Years			After Five, But Within Ten Years			After Ten Years
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
At December 31, 2007:
U.S. Agency obligations	$22,429	$22,386	4.45%	$45,756	$45,789	5.00%	$—	$—	0.00%	$—	$—	0.00%
Corporate debt securities	4,008	3,954	4.97%	2,020	1,902	4.87%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	2,980	2,955	6.93%

Total	$26,437	$26,340	4.53%	$47,776	$47,691	4.99%	$—	$—	0.00%	$2,980	$2,955	6.93%

At December 31, 2006:
U.S. Agency obligations	$9,998	$9,959	2.90%	$75,994	$75,330	4.78%	$—	$—	0.00%	$—	$—	0.00%
Corporate debt securities	6,037	6,034	5.33%	6,085	5,990	4.93%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	6,152	6,112	7.63%

Total	$16,035	$15,993	3.81%	$82,079	$81,320	4.79%	$—	$—	0.00%	$6,152	$6,112	7.63%

        The weighted average remaining life of investment securities available for sale at December 31, 2007 and 2006 was 3.1 years and 2.9 years, respectively. Included in the weighted average remaining life calculation at December 31, 2007 and 2006, were $51.0 million and $77.1 million, respectively, of securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

        The following table presents the sale of investment securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Amortized cost of investment securities sold	$—	$61,834	$—
Gains (losses) realized on sales of investment securities	254	(852)	—

Net proceeds from sales of investment securities	$254	$60,982	$—

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(6) Mortgage-Backed Securities Available for Sale

        A summary of mortgage-backed securities available for sale by issuer follows:

		Unrealized
	Amortized Cost			Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2007:
Federal National Mortgage Association	$126,700	$876	$(247)	$127,329
Collateralized Mortgage Obligations	74,371	193	(769)	73,795
Federal Home Loan Mortgage Corporation	44,621	231	(209)	44,643
Government National Mortgage Association	12,402	62	(36)	12,428

Total	$258,094	$1,362	$(1,261)	$258,195

At December 31, 2006:
Federal National Mortgage Association	$109,480	$57	$(1,645)	$107,892
Collateralized Mortgage Obligations	86,935	18	(1,657)	85,296
Federal Home Loan Mortgage Corporation	30,411	42	(524)	29,929
Government National Mortgage Association	17,432	15	(102)	17,345

Total	$244,258	$132	$(3,928)	$240,462

        The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
At December 31, 2007:
Collateralized Mortgage Obligations	$8,857	$(169)	$44,912	$(600)	$53,769	$(769)
Federal National Mortgage Association	3,099	(9)	22,916	(238)	26,015	(247)
Federal Home Loan Mortgage Corporation	295	(2)	16,094	(207)	16,389	(209)
Government National Mortgage Association	1,218	(2)	2,497	(34)	3,715	(36)

Total	$13,469	$(182)	$86,419	$(1,079)	$99,888	$(1,261)

At December 31, 2006:
Collateralized Mortgage Obligations	$23,752	$(62)	$52,051	$(1,595)	$75,803	$(1,657)
Federal National Mortgage Association	25,041	(96)	77,853	(1,549)	102,894	(1,645)
Federal Home Loan Mortgage Corporation	299	(1)	26,603	(523)	26,902	(524)
Government National Mortgage Association	4,655	(16)	3,123	(86)	7,778	(102)

Total	$53,747	$(175)	$159,630	$(3,753)	$213,377	$(3,928)

        The above securities were deemed to be not other-than-temporarily impaired after considering that all of the above securities were rated "investment grade" with unrealized losses caused by market interest rate changes. In addition, the Company is able and intends to hold all securities with unrealized losses until recovery or maturity.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(6) Mortgage-Backed Securities Available for Sale (Continued)

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

        The following table sets forth the maturities of mortgage-backed securities available for sale and the weighted average yields of such securities:

	After Five, But Within Ten Years			After Ten Years
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
At December 31, 2007:
Federal National Mortgage Association	$13,256	$13,322	4.55%	$113,444	$114,007	5.11%
Collateralized Mortgage Obligations	4,809	4,734	3.95%	69,562	69,061	5.06%
Federal Home Loan Mortgage Corporation	—	—	—	44,621	44,643	5.07%
Government National Mortgage Association	—	—	—	12,402	12,428	5.25%

Total	$18,065	$18,056	4.39%	$240,029	$240,139	5.10%

At December 31, 2006:
Federal National Mortgage Association	$15,515	$15,136	4.55%	$93,965	$92,756	4.94%
Collateralized Mortgage Obligations	2,680	2,604	4.06%	84,255	82,692	5.01%
Federal Home Loan Mortgage Corporation	—	—	—	30,411	29,929	4.73%
Government National Mortgage Association	—	—	—	17,432	17,345	4.31%

Total	$18,195	$17,740	4.48%	$226,063	$222,722	4.89%

        Maturities on mortgage-backed securities are based on contractual maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments. The weighted average remaining contractual term of mortgage-backed securities available for sale at December 31, 2007 and 2006 was 19.0 years and 20.0 years, respectively.

        The following table presents the sale of mortgage-backed securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Amortized cost of mortgage-backed securities sold	$—	$452	$13,573
Gain/(Loss) realized on sales of mortgage-backed securities	—	(7)	181

Net proceeds from sales of mortgage-backed securities	$—	$445	$13,754

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(7) Loans and Leases Receivable

        The following is a summary of loans and leases receivable:

	December 31,
	2007	2006
	(In thousands)
Commercial loans and leases:
Commercial real estate—owner occupied	$157,431	$140,812
Commercial and industrial	131,927	106,017
Commercial real estate—nonowner occupied	102,990	102,390
Small business	45,778	41,785
Multi-family	42,536	34,294
Construction	38,832	37,237
Leases and other(1)	58,702	62,979

Subtotal	578,196	525,514
Unearned lease income(1)	(5,742)	(6,651)
Net deferred loan origination costs	1,214	927

Total commercial loans and leases	573,668	519,790

Residential mortgage loans:
One- to four-family adjustable rate	155,087	165,140
One- to four-family fixed rate	92,485	96,880

Subtotal	247,572	262,020
Premium on loans acquired	1,198	1,979
Net deferred loan origination fees	(42)	(54)

Total residential mortgage loans	248,728	263,945

Consumer and other loans:
Home equity—term loans	149,192	152,484
Home equity—lines of credit	62,357	64,208
Unsecured and other	2,774	2,359

Subtotal	214,323	219,051
Net deferred loan origination costs	1,413	1,506

Total consumer and other loans	215,736	220,557

Total loans and leases receivable	$1,038,132	$1,004,292

    (1)
    Included within commercial loans and leases were $3.3 million of leases held for sale at December 31, 2007. There were no leases held for sale at December 31, 2006.

        The Bank's commercial and consumer lending activities are conducted principally in the State of Rhode Island and, to a lesser extent, in nearby areas of Massachusetts. The Bank's equipment lease financing subsidiary, Macrolease, is based in Long Island, NY, with borrowers located throughout the United States. The Bank originates commercial real estate loans, commercial and industrial loans, multi-family residential loans, equipment leases, residential mortgage loans and consumer loans (principally home equity loans and lines of credit) for its portfolio.

        The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(7) Loans and Leases Receivable (Continued)

Most loans made by the Bank are secured by borrowers' personal or business assets. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower or group of borrowers in that industry exceeds 25% of the Bank's capital plus reserves. At December 31, 2007, no concentrations of credit to a particular industry existed as defined by these parameters. The ability of the Bank's residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.

        Commercial borrowers' ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the Rhode Island economy in particular, and the New England and Northeast and national economies, in general.

        The Bank's lending limit to any single borrowing relationship is limited by law to approximately $20.4 million. At December 31, 2007, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $12.0 million.

        At December 31, 2007, the risk elements contained within the loan portfolio were centered in $4.0 million of nonaccrual loans. There were $3.7 million of loans past due 60 to 89 days at December 31, 2007. At December 31, 2007, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $1.4 million of nonaccrual loans and $476,000 of loans past due 60 to 89 days as of December 31, 2006. There were $3.0 million of impaired loans with $486,000 of specific impairment reserves at December 31, 2007, while included in nonaccrual loans as of December 31, 2005 were impaired loans of $141,000 with specific reserves of $71,000. There were no impaired loans at December 31, 2006 and thus no specific impairment reserves. The average balance of impaired loans was $1.4 million during 2007, $1.0 million during 2006 and $741,000 during 2005.

        The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income in accordance with original terms	$348	$99	$36
Income recognized	(192)	(49)	(13)

Foregone interest income	$156	$50	$23

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(7) Loans and Leases Receivable (Continued)

        Loans outstanding to executive officers and directors of the Company, including their immediate families and affiliated companies ("related parties"), are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other unaffiliated persons, and do not represent more than normal credit risk. These loans comply with the provisions of Regulation O under the Federal Reserve Act and, accordingly, are permissible under Section 402 of the Sarbanes-Oxley Act of 2002. An analysis of the activity of these loans is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Balance at beginning of year	$5,414	$5,561
Additions	2,661	525
Repayments	(500)	(672)

Balance at end of year	$7,575	$5,414

(8) Allowance for Credit Losses

        An analysis of the activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of year	$12,377	$11,665	$11,454
Provision for loan and lease losses	700	1,202	1,423
Loans charged-off	(528)	(519)	(1,274)
Recoveries of loans previously charged-off	70	29	62

Balance at end of year	12,619	12,377	11,665

Reserve for Unfunded Lending Commitments(1)
Balance at beginning of year	567	503	452
Provision for unfunded lending commitments	29	64	51

Balance at end of year	596	567	503

Allowance for Credit Losses
Balance at end of year	$13,215	$12,944	$12,168

    (1)
    In 2006, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment

        Premises and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Land	$1,849	$1,412
Office buildings and improvements	5,532	2,931
Leasehold improvements	7,586	9,996
Data processing equipment and software	6,491	6,726
Furniture, fixtures and other equipment	6,169	5,808

Subtotal	27,627	26,873
Less accumulated depreciation and amortization	(13,906)	(13,137)

Total premises and equipment	$13,721	$13,736

        The Company utilizes a useful life of 40 years for buildings and 15 years for building improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software's useful life varies but is primarily three years. Furniture, fixtures and other equipment's useful life varies but is primarily five years. Depreciation expense totaled $2.0 million, $2.2 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.5 million and $1.3 million, respectively. In October 2007, the Bank transferred its rights to develop a planned branch site to a third party via a noncancellable sublease agreement. The Bank's rent expense for the year ended December 31, 2007 is net of sublease rentals of $21,000.

        In connection with the acquisition of branches from Fleet Financial Group, Inc. and related entities, the Bank assumed the liability for lease payments on seven banking offices previously occupied by Shawmut Bank Connecticut, N.A. The Bank has renegotiated some of these leases and has also entered into agreements to lease additional space.

        Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum Lease Payments
(In thousands)
2008	$1,350
2009	1,002
2010	640
2011	652
2012	657
Thereafter	6,295

$10,596

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(9) Premises and Equipment (Continued)

        Minimum payments have not been reduced by minimum sublease rentals of $3.7 million due in the future under a noncancellable sublease.

(10) Deposits

        Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2007	2006
	(In thousands)
1 year or less remaining	$349,527	$358,041
More than 1 year to 2 years remaining	18,095	10,206
More than 2 years to 3 years remaining	4,183	7,965
More than 3 years to 4 years remaining	1,171	4,196
More than 4 years remaining	1,087	1,299

Total	$374,063	$381,707

        At December 31, 2007, certificate of deposit accounts included $20.0 million obtained through brokers, compared to $30.0 million at December 31, 2006. At December 31, 2007 and 2006, certificate of deposit accounts with balances of $100,000 or more aggregated $116.7 million and $144.3 million, respectively.

(11) Short-Term Borrowings and Repurchase Agreements

        Overnight and short-term borrowings and repurchase agreements consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Treasury tax and loan notes	$4,385	$1,915
FHLB Ideal Way advances	—	—
Retail repurchase agreements	62,410	54,426
Wholesale repurchase agreements	10,000	20,000

Total	$76,795	$76,341

        The Bank utilizes the Note Option for remitting Treasury Tax and Loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by U.S. Agency securities owned by the

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(11) Short-Term Borrowings and Repurchase Agreements (Continued)

Bank. Treasury tax and loan notes are included as a component of overnight and short-term borrowings on the consolidated balance sheets. Information concerning these treasury tax and loan notes is as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Outstanding at end of year	$4,385	$1,915
Outstanding collateralized by securities with:
Par value	5,000	5,000
Market value	5,001	4,966
Average outstanding for the year	1,061	776
Maximum outstanding at any month end	4,852	1,915
Weighted average rate at end of year	3.18%	4.26%
Weighted average rate paid for the year	4.76%	4.77%

        The Bank has a short-term line of credit with the FHLB. All borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the fair value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowing capacity under this line was $25.0 million at December 31, 2007, 2006 and 2005.

        Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Outstanding at end of year	$—	$—
Maturity date	NA	NA
Average outstanding for the year	$65	$616
Maximum outstanding at any month end	—	3,718
Weighted average rate at end of year	NA	NA
Weighted average rate paid for the year	5.56%	5.48%

        The Bank utilizes retail repurchase agreements in connection with a cash management product that the Bank offers its commercial customers and wholesale repurchase agreements with financial institutions. Sales of repurchase agreements are treated as financings. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts. All of these agreements are collateralized by U.S. Agency securities owned by the Bank. The securities underlying the agreements were held by the Bank in a special custody account and remained under the Bank's control.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(11) Short-Term Borrowings and Repurchase Agreements (Continued)

        Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Outstanding at end of year	$62,410	$54,426
Maturity date	1/2/08	1/2/07
Outstanding collateralized by securities with:
Par value	$96,521	$103,605
Market value	96,353	101,807
Average outstanding for the year	55,533	42,963
Maximum outstanding at any month end	68,195	54,426
Weighted average rate at end of year	4.03%	5.13%
Weighted average rate paid for the year	4.79%	4.78%

        Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Outstanding at end of year	$10,000	$20,000
Maturity date	6/2011	11/2010 and 6/2011
Outstanding collateralized by securities with:
Par value	$10,506	$21,085
Market value	10,486	20,895
Average outstanding for the year	11,425	20,000
Maximum outstanding at any month end	20,000	20,000
Weighted average rate at end of year	5.32%	4.84%
Weighted average rate paid for the year	5.27%	4.35%

        Additionally, at December 31, 2007, the Bank had a $3.0 million line of credit with a correspondent bank to facilitate the issuance of letters of credit by the Bank and the conducting of foreign exchange transactions for the Bank's customers. Since inception, there have been no outstanding balances under this line of credit.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(12) Federal Home Loan Bank of Boston Borrowings

        FHLB borrowings are comprised of the following:

	December 31, 2007			December 31, 2006
	Scheduled Final Maturity	First Call Date(1)	Weighted Average Rate(2)	Scheduled Final Maturity	First Call Date(1)	Weighted Average Rate(2)
	(Dollars in thousands)
Within 1 year	$23,037	$222,038	3.56%	$34,593	$153,593	3.57%
Over 1 year to 2 years	13	13	5.25%	27,058	57,058	4.18%
Over 2 years to 3 years	28,844	8,844	4.24%	41,331	21,331	4.57%
Over 3 years to 5 years	69,000	—	4.90%	59,000	—	4.97%
Over 5 years	120,611	10,610	4.35%	80,216	10,216	4.31%

Total	$241,505	$241,505	4.42%	$242,198	$242,198	4.40%

(1)
Callable FHLB advances of $199 million are shown in the respective periods assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)
Weighted average rate based on scheduled maturity dates.

        All borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the fair value of U.S. Government and Agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2007 and 2006 was $29.2 million and $40.9 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2007 and 2006, the Bank's FHLB stock holdings, recorded at cost, were $15.7 million and $16.5 million, respectively.

(13) Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures

        On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the "Trust I"), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust I. On February 22, 2001, Trust I issued $3.0 million of its 10.20% Company-Obligated Mandatorily Redeemable Capital Securities ("Capital Securities") through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $93,000 capital contribution for Trust I's common securities (which is included in prepaid expenses and other assets), were used to acquire $3.1 million of the Company's 10.20% Subordinated Deferrable Interest Debentures ("Junior Subordinated Notes") due February 22, 2031, and constitute the primary asset of Trust I. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust I's obligations under the Capital Securities, to the extent Trust I has funds available therefor.

        On June 4, 2002, the Company sponsored the creation of BRI Statutory Trust II (the "Trust II"), a Connecticut statutory trust. The Company was the owner of all of the common securities of Trust II. On

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(13) Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures (Continued)

June 26, 2002, Trust II issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $155,000 capital contribution for Trust II's common securities, were used to acquire $5.2 million of the Company's floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Junior Subordinated Notes due June 26, 2032, and constituted the primary asset of Trust II. The Company had, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust II's obligations under the Capital Securities, to the extent Trust II had funds available. On September 26, 2007, the Company redeemed all $5.0 million of the floating rate Capital Securities issued by Trust II. This redemption resulted in the Company recording a write-off of an additional $137,000 of previously unamortized debt issuance costs as additional pretax interest expense. Thereafter, Trust II was liquidated.

        On June 5, 2003, the Company sponsored the creation of BRI Statutory Trust III (the "Trust III"), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust III. On June 26, 2003, Trust III issued $5.0 million of its 5.55% (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $155,000 capital contribution for Trust III's common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company's 5.55% (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Junior Subordinated Notes due June 26, 2033, and constitute the primary asset of Trust III. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust III's obligations under the Capital Securities, to the extent Trust III has funds available therefor.

        On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the "Trust IV"), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2007, the rate of the Capital Securities was 7.78%. The proceeds from this issuance, along with the Company's $155,000 capital contribution for Trust IV's common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company's floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV's obligations under the Capital Securities, to the extent Trust IV has funds available therefor.

        As of December 31, 2007, the Company's investments in its statutory trust subsidiaries aggregated $493,000 and are included within prepaid expenses and other assets.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes

        The components of income tax expense are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current expense:
Federal	$3,784	$5,056	$4,763
State	20	51	92

Total current expense	3,804	5,107	4,855

Deferred benefit:
Federal	455	(1,531)	(15)
State	—	—	—

Total deferred expense (benefit)	455	(1,531)	(15)

Total income tax expense	$4,259	$3,576	$4,840

        The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.1	0.3	0.4
Bank-owned life insurance	(2.7)	(2.4)	(1.7)
Other, net	(0.4)	(1.2)	(0.1)

Effective combined federal and state income tax rate	32.0%	31.7%	33.6%

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

        The significant components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)
Gross deferred tax assets:
Allowance for loan and lease losses	$4,417	$4,348
Depreciation	1,213	1,299
Accrued retirement	964	785
Securities available for sale	37	1,623
Loss on sale of investments	—	273
Other	559	579

Total gross deferred tax assets	7,190	8,907

Gross deferred tax liabilities:
Goodwill	(2,880)	(2,556)

Net deferred tax asset	$4,310	$6,351

        The net balance of deferred tax assets and liabilities is included in prepaid expenses and other assets. It is management's belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company's net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was deemed necessary at December 31, 2007 or 2006. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

        The Company had no unrecognized tax benefits at both January 1, 2007 and December 31, 2007. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. As of both January 1, 2007 and December 31, 2007, the Company did not have any accrued income tax-related interest and penalties.

        The Company's federal income tax returns are open and subject to examination from the 2004 tax return year and forward. The Company's state income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations.

(15) Employee and Director Benefits

        Employee 401(k) Plan—The Bank maintains a 401(k) Plan (the "Plan") which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $475,000, $450,000 and $388,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Nonqualified Deferred Compensation Plan—The Bank also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Bank's 401(k) Plan because of the qualified plan

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(15) Employee and Director Benefits (Continued)

limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $36,000, $40,000 and $43,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Accrued liabilities associated with the Nonqualified Plan were $681,000 and $644,000 for December 31, 2007 and 2006, respectively.

        Supplemental Executive Retirement Plans—The Bank maintains Supplemental Executive Retirement Plans (the "SERPs") for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $524,000, $436,000 and $578,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Accrued liabilities associated with the SERPs were $2.8 million and $2.2 million for December 31, 2007 and 2006, respectively.

        Restricted Stock Agreement—During 2001, the Company entered into a Restricted Stock Agreement with its CEO, pursuant to which she was awarded 7,700 shares of restricted stock, subject to achievement of certain performance goals spanning a three year period, which were achieved. The restricted shares vested 50% on January 1, 2005 and 50% on January 1, 2006. The restricted shares were subject to forfeiture in the event of termination of the CEO's employment prior to the applicable vesting dates for cause by the Company or without good reason by the executive. In addition, the Company made a "gross-up" payment sufficient to pay any taxes of the CEO (including those on the "gross-up" payment) arising as a result of the vesting of the restricted stock. The relevant service period for this restricted stock concluded in December 2005. Expenses associated with the Restricted Stock Agreement were $97,000 for the year ended December 31, 2005.

        Employee Stock Plans—The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the "Employee Stock Plans") under which it may grant awards of its common stock to officers and key employees. The 1996 Incentive and Nonqualified Stock Option Plan has no remaining shares available for issuance as it expired in March 2006. At December 31, 2007, the total remaining shares available for issuance under the 2002 Equity Incentive Plan is 156,303. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The Employee Stock Plans, which are shareholder approved, allow grants of options, restricted stock, stock appreciation rights ("SARs"), performance shares or units and other stock-based awards. Under the Employee Stock Plans, the Company has awarded stock options, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have a contractual terms ranging between 7 and 10 years. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(15) Employee and Director Benefits (Continued)

        The fair value of each employee stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2007	2006	2005
Expected term	5 years	7 years	7 years
Expected volatility	19%	23%	25%
Risk-free interest rate	4.14%	4.73%	3.90%
Dividend yield	1.60%	1.71%	1.70%
Fair value of options granted	$8.21	$10.01	$9.27

        The activity related to these employee stock options is summarized below:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2004	445,305	$19.21
Granted	68,000	$37.05
Exercised	(73,374)	$18.29
Forfeited/Canceled	(10,951)	$33.18

Outstanding, December 31, 2005	428,980	$21.27
Granted	60,850	$35.18
Exercised	(74,059)	$18.57
Forfeited/Canceled	(12,750)	$33.26

Outstanding, December 31, 2006	403,021	$24.57
Granted	71,050	$39.26
Exercised	(49,011)	$18.89
Forfeited/Canceled	(12,200)	$39.17

Outstanding, December 31, 2007	412,860	$27.34	$2,806,000	5.3

Exercisable, December 31, 2007	306,392	$23.82	$3,161,000	4.6

        The total intrinsic value of options by employees exercised during 2007, 2006 and 2005 was $1.1 million, $1.3 million and $1.6 million, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(15) Employee and Director Benefits (Continued)

        The options outstanding as of December 31, 2007 are set forth below:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
$10.00—$19.99	129,130	$12.99	2.1
20.00—29.99	50,850	$23.09	5.0
30.00—39.99	197,680	$34.93	7.2
40.00—49.99	35,200	$43.56	6.4

Outstanding, December 31, 2007	412,860	$27.34	5.3

        In April 2007, the Company granted its executive officers restricted stock as a component of their annual share based compensation award. The Company granted 2,745 shares, which vest in three annual installments, at a market price of $43.45. The awards provide for accelerated vesting if there is a change in control. During 2007, 515 shares of these restricted shares were forfeited.

        The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Share-based compensation	$212	$97	$146
Tax benefit related to share-based compensation(1)	322	244	309

    (1)
    Represents the tax benefits on stock options exercised and share-based compensation.

        As of December 31, 2007, there was $883,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.8 years.

        Director Stock Plan—The Company established a Non-Employee Director Stock Plan (the "Director Stock Plan") under which it may grant up to 90,000 options to acquire its Common Stock to non-employee directors. At December 31, 2007, the total remaining shares available for issuance under the Director Stock Plan is 11,500. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Options granted under the Director Stock Plan have a 10-year contractual term, subject to earlier of expiration on the second anniversary of a director's termination of service.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(15) Employee and Director Benefits (Continued)

        The fair value of each non-employee director stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2007	2006	2005
Expected term	7 years	8 years	7 years
Expected volatility	20%	28%	25%
Risk-free interest rate	4.58%	5.05%	3.83%
Dividend yield	1.51%	1.66%	1.58%
Fair value of options granted	$10.70	$12.73	$10.89

        The activity related to these director stock options is summarized below:

Director Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2004	42,500	$20.22
Granted	7,000	$38.07
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2005	49,500	$22.75
Granted	8,000	$36.19
Exercised	(4,000)	$30.15
Forfeited	(500)	$35.24

Outstanding, December 31, 2006	53,000	$24.09
Granted	7,500	$39.62
Exercised	(23,500)	$18.77
Forfeited	—	—

Outstanding, December 31, 2007	37,000	$30.62	$130,110	6.1

Exercisable, December 31, 2007	37,000	$30.62	$130,110	6.1

        The total intrinsic value of options exercised by directors during 2007, 2006 and 2005 was $577,000, $49,000 and $0, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(15) Employee and Director Benefits (Continued)

        The director options outstanding as of December 31, 2007 are set forth below:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
$10.00—$19.99	7,500	$15.28	2.0
20.00—29.99	6,000	$24.13	5.1
30.00—39.99	22,500	$36.93	7.6
40.00—49.99	1,000	$42.85	8.8

Outstanding, December 31, 2007	37,000	$30.62	6.1

        The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Share-based compensation	$87	$89	$—
Tax benefit related to share-based compensation(1)	231	17	—

    (1)
    Represents the tax benefits on stock options exercised and share-based compensation.

        As of December 31, 2007, there was no unrecognized compensation cost related to nonvested director compensation arrangements.

        Change of Control Agreements—The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer and Chief Business Officer. The Employment Agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause. The agreements also provide that if the executive is terminated (or in the case of the Chief Executive Officer, resigns) in conjunction with a Change in Control, they are entitled to a severance payment, which is equal to 2.99 times base salary plus target bonus for the President and Chief Executive Officer and 2.00 times base salary plus target bonus for the Chief Financial Officer and Chief Business Officer. For payments under the Employment Agreements following a Change in Control that are subject to the "golden parachute" excise tax, the Company will make a "gross-up" payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the "gross-up" payment) is the same as if such excise tax had not applied. The Company has also entered into Change of Control Severance Agreements with certain other members of senior management of up to 1.00 times base salary or 1.00 times base salary plus current bonus.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(16) Other Expenses

        Major components of other expenses are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Postage and mailing	$579	$603	$566
Forms and supplies	489	560	583
Telephone	459	538	584
Director fees	381	434	346
Credit card and interchange fees	279	266	289
Charitable contributions	279	231	246
Insurance	233	227	207
Correspondent bank fees	168	155	154
Recruiting	95	63	130
Other	1,751	1,992	1,522

Total	$4,713	$5,069	$4,627

        In December 2006, the Company recorded insurance recovery proceeds of $803,000 relating to a loss the Company incurred in the first quarter of 2006 of $868,000. These amounts are recorded net within other expenses in the table above and on the Consolidated Statement of Operations for the year ended December 31, 2006.

(17) Commitments and Contingent Liabilities

        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and letters of credit, as well as commitments to originate and commitments to sell leases. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingent Liabilities (Continued)

        Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commitments to originate or purchase loans and leases	$35,302	$31,745
Unused lines of credit and other commitments	219,542	205,673
Letters of credit and standby letters of credit	3,489	3,353
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate leases to be sold	2,034	3,505
Commitments to sell leases	5,300	3,505

        Commitments to originate loans and unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

        Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2007 and 2006, the maximum potential amount of future payments under letters of credit was $2.7 million and $3.2 million, respectively. At December 31, 2007 and 2006, cash collateral supported $1.2 million and $1.1 million, respectively, of the outstanding standby letters of credit. The fair value of the guarantees of the standby letters of credit was $20,000 and $24,000, respectively, and is not reflected on the consolidated balance sheets.

        Commitments to originate and commitments to sell leases are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the consolidated balance sheets and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statements. The carrying values of such commitments as of December 31, 2007 and 2006 and the respective changes in fair values for the years then ended were insignificant.

(18) Fair Value of Financial Instruments

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented are in accordance with SFAS 107 guidelines but do not represent the underlying value of the Bank taken as a whole.

        The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value of Financial Instruments (Continued)

Because no active market exists for some of the Bank's financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates.

        The book values and estimated fair values for the Company's financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$20,465	$20,465	$24,469	$24,469
Overnight investments	17,097	17,097	37,295	37,295
Investment securities	76,986	76,986	103,425	103,425
Mortgage-backed securities	258,195	258,195	240,462	240,462
Stock in the FHLB	15,671	15,671	16,530	16,530
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	563,964	572,200	519,790	509,636
Residential mortgage loans	247,621	249,097	263,945	262,158
Consumer and other loans	213,928	216,769	220,557	216,418
Accrued interest receivable	6,557	6,557	6,755	6,755
Liabilities:
Deposits:
Demand deposit accounts	$172,634	$172,634	$200,282	$200,282
NOW accounts	65,191	65,191	70,736	70,736
Money market accounts	6,054	6,054	6,991	6,991
Savings accounts	396,838	396,838	356,707	356,707
Certificate of deposit accounts	374,063	375,004	381,707	382,403
Overnight and short-term borrowings	66,795	66,795	56,341	56,341
Wholesale repurchase agreements	10,000	10,252	20,000	20,151
FHLB borrowings	241,505	258,126	242,198	242,918
Subordinated deferrable interest
debentures	13,403	13,701	18,558	18,708
Accrued interest payable	4,411	4,411	5,084	5,084

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

        Investment and mortgage-backed securities—The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value of Financial Instruments (Continued)

available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

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

        Financial instruments with off-balance sheet risk—Since the Bank's commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.

(19) Shareholders' Equity

        Capital guidelines issued by the Federal Reserve Board ("FRB") require the Company to maintain minimum capital levels for capital adequacy purposes. Tier I capital is defined as common equity and retained earnings, less certain intangibles. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to one of four risk categories, each with an appropriate weight. The risk-based capital rules are designed to

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(19) Shareholders' Equity (Continued)

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

        As of December 31, 2007 and 2006, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company's or the Bank's categorization. The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2007:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$114,403	7.87%	$58,119	4.00%	$72,649	5.00%
Tier I capital (to risk-weighted assets)	114,403	11.06%	41,361	4.00%	62,042	6.00%
Total capital (to risk-weighted assets)	127,022	12.28%	82,722	8.00%	103,403	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$112,323	7.72%	$58,165	4.00%	$72,706	5.00%
Tier I capital (to risk-weighted assets)	112,323	10.87%	41,325	4.00%	61,987	6.00%
Total capital (to risk-weighted assets)	124,942	12.09%	82,650	8.00%	103,312	10.00%
At December 31, 2006:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$121,782	8.37%	$58,210	4.00%	$72,763	5.00%
Tier I capital (to risk-weighted assets)	121,782	12.05%	40,428	4.00%	60,642	6.00%
Total capital (to risk-weighted assets)	134,159	13.27%	80,856	8.00%	101,070	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$104,213	7.18%	$58,054	4.00%	$72,567	5.00%
Tier I capital (to risk-weighted assets)	104,213	10.32%	40,405	4.00%	60,607	6.00%
Total capital (to risk-weighted assets)	116,590	11.54%	80,809	8.00%	101,011	10.00%

        The trust preferred securities issued by the Company are included in its Tier 1 capital. On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Company's total capital ratio would be unchanged.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(19) Shareholders' Equity (Continued)

        Stock Repurchase Program—The Company has maintained a stock repurchase program authorized by the Company's board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under the program, the Company repurchased 305,200 shares at a total cost of $10.2 million during 2007; no shares were repurchased during 2006.

(20) Earnings Per Share

        The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2007	2006	2005
Basic EPS Computation:
Numerator:
Net income (in thousands)	$9,045	$7,711	$9,569

Denominator:
Weighted average shares outstanding	4,791,625	4,766,854	4,478,081

Basic EPS	$1.89	$1.62	$2.14

Diluted EPS Computation:
Numerator:
Net income (in thousands)	$9,045	$7,711	$9,569

Denominator:
Common shares outstanding	4,791,625	4,766,854	4,478,081
Stock options	112,147	153,715	214,174
Contingent shares	13,561	—	1,507
Restricted stock	1,430	—	3,372

Total shares	4,918,763	4,920,569	4,697,134

Diluted EPS	$1.84	$1.57	$2.04

(21) Regulation and Litigation

        The Company and the Bank are subject to extensive regulation and examination by the FRB, the Rhode Island Division of Banking and the FDIC, which insures the Bank's deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. Among other things, bank regulatory authorities have the right to restrict the payment of dividends by banks and bank holding companies to shareholders.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(21) Regulation and Litigation (Continued)

        The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(22) Parent Company Statements

        The following are condensed financial statements for Bancorp Rhode Island, Inc. (the "Parent Company"):

Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets
Assets:
Cash and due from banks	$99	$—
Overnight investments	1,630	17,120
Investment in subsidiaries	124,974	113,165
Prepaid expenses and other assets	376	437

Total assets	$127,079	$130,722

Liabilities and Shareholders' Equity
Liabilities:
Subordinated deferrable interest debentures	$13,403	$18,558
Other liabilities	568	79

Total liabilities	13,971	18,637

Shareholders' equity:
Preferred stock: par value $0.01 per share, authorized 1,000,000 shares. Issued and outstanding: none	—	—
Common stock: par value $0.01 per share, authorized 11,000,000 shares. Issued: 4,867,121 shares at December 31, 2007 and 4,792,380 shares in December 31, 2006	49	48
Additional paid-in capital	70,123	67,960
Treasury stock, at cost (305,200 shares at December 31, 2007)	(10,189)	—
Retained earnings	53,194	47,091
Accumulated other comprehensive loss, net	(69)	(3,014)

Total shareholders' equity	113,108	112,085

Total liabilities and shareholders' equity	$127,079	$130,722

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(22) Parent Company Statements (Continued)

Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income:
Dividends received from subsidiaries	$1,800	$700	$3,750
Interest on overnight investments	633	945	486

Total income	2,433	1,645	4,236

Expenses:
Subordinated deferrable interest debentures	1,509	1,460	1,272
Professional services and other expenses	669	553	254
Directors' fees	233	261	118
Compensation expense	212	98	97

Total expenses	2,623	2,372	1,741

Income (loss) before income taxes	(190)	(727)	2,495

Income tax benefit	(645)	(540)	(423)

Income (loss) before equity in undistributed earnings of subsidiaries	455	(187)	2,918
Equity in undistributed earnings of subsidiaries	8,590	7,898	6,651

Net income	$9,045	$7,711	$9,569

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(22) Parent Company Statements (Continued)

Statements of Cash Flow

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$9,045	$7,711	$9,569
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,590)	(7,898)	(6,651)
Share-based compensation expense	299	186	82
Tax benefit from stock option exercises	—	—	309
(Increase) decrease in other assets	61	(56)	107
Increase (decrease) in other liabilities	489	(142)	8
Other, net	—	(1)	—

Net cash provided by (used in) operating activities	1,304	(200)	3,424

Cash flows from financing activities:
Investment in subsidiaries	(274)	(3,000)	(5,250)
Repayment of subordinated deferrable interest debentures	(5,155)	—	—
Proceeds from issuance of common stock	1,367	1,663	22,532
Payment to repurchase common stock	(10,189)	—	—
Tax benefit from stock option exercises	498	261	—
Dividends on common stock	(2,942)	(2,861)	(2,701)

Net cash used in (provided by) financing activities	(16,695)	(3,937)	14,581

Net increase (decrease) in cash and due from banks	(15,391)	(4,137)	18,005
Cash and cash equivalents at beginning of year	17,120	21,257	3,252

Cash and cash equivalents at end of year	$1,729	$17,120	$21,257

Supplementary disclosures:
Cash paid (received) for income taxes	$(1,155)	$(1,011)	$(542)
Non-cash transactions:
Change in other comprehensive income, net of taxes	2,945	210	(3,882)

        The Parent Company's Statements of Changes in Shareholders' Equity is identical to the Consolidated Statements of Changes in Shareholders' Equity and therefore is not presented here.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (Continued)

(23) Quarterly Results of Operations (unaudited)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$21,102	$21,315	$21,950	$21,703
Interest expense	10,874	11,023	11,685	11,244

Net interest income	10,228	10,292	10,265	10,459
Provision for loan and lease losses	100	100	290	210

Net interest income after provision for loan and lease losses	10,128	10,192	9,975	10,249
Noninterest income	2,562	2,664	2,856	2,703
Noninterest expense	9,511	9,624	9,492	9,398

Income before taxes	3,179	3,232	3,339	3,554
Income taxes	1,001	1,038	1,061	1,159

Net income	$2,178	$2,194	$2,278	$2,395

Basic EPS	$0.45	$0.45	$0.47	$0.51
Diluted EPS	$0.44	$0.44	$0.46	$0.50

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$19,395	$19,762	$21,017	$21,028
Interest expense	8,345	9,433	10,341	10,855

Net interest income	11,050	10,329	10,676	10,173
Provision for loan and lease losses	267	435	400	100

Net interest income after provision for loan and lease losses	10,783	9,894	10,276	10,073
Noninterest income	2,305	2,815	1,544	2,324
Noninterest expense	10,824	9,725	9,504	8,674

Income before taxes	2,264	2,984	2,316	3,723
Income taxes	739	978	673	1,186

Net income	$1,525	$2,006	$1,643	$2,537

Basic EPS	$0.32	$0.42	$0.34	$0.53
Diluted EPS	$0.31	$0.41	$0.33	$0.51