Form 10-Q
period 2008-03-31
BANCORP RHODE ISLAND INC
filed 2008-05-08
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: March 31, 2008

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2008:

Common Stock - Par Value $0.01	4,554,485 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-29
Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signature Page	32

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

      Actual results may differ materially from those set forth in forward looking statements as a result of risks and uncertainties, including those detailed from time to time in our filings with the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31, 2008	December 31, 2007

	(In thousands)

ASSETS:
Cash and due from banks	$25,462	$20,465
Overnight investments	33,107	17,097

Total cash and cash equivalents	58,569	37,562

Investment securities available for sale (amortized cost of $65,974 and
$77,193, respectively)	65,894	76,986
Mortgage-backed securities available for sale (amortized cost of
$275,196 and $258,094, respectively)	276,618	258,195

Total securities available for sale	342,512	335,181
Stock in Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	576,954	573,668
Residential mortgage loans	236,543	248,728
Consumer and other loans	211,404	215,736

Total loans and leases receivable	1,024,901	1,038,132
Allowance for loan and lease losses	(12,593)	(12,619)

Net loans and leases receivable	1,012,308	1,025,513
Premises and equipment, net	13,377	13,721
Goodwill, net	12,019	11,772
Accrued interest receivable	5,661	6,557
Investment in bank-owned life insurance	24,441	24,186
Prepaid expenses and other assets	6,162	6,956

Total assets	$1,490,720	$1,477,119

LIABILITIES:
Deposits:
Demand deposit accounts	$179,883	$172,634
NOW accounts	61,706	65,191
Money market accounts	6,172	6,054
Savings accounts	410,796	396,838
Certificate of deposit accounts	379,673	374,063

Total deposits	1,038,230	1,014,780
Overnight and short-term borrowings	48,944	66,795
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	244,752	241,505
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	20,560	17,528

Total liabilities	1,375,889	1,364,011

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,906,735 shares and 4,867,121 shares, respectively	49	49
Additional paid-in capital	71,162	70,123
Treasury stock, at cost (352,250 and 305,200 shares, respectively)	(12,055)	(10,189)
Retained earnings	54,803	53,194
Accumulated other comprehensive income (loss), net	872	(69)

Total shareholders' equity	114,831	113,108

Total liabilities and shareholders' equity	$1,490,720	$1,477,119

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,

	2008	2007

	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$16,165	$16,332
Available for sale securities	3,933	4,202
Federal Home Loan Bank of Boston stock dividends	237	281
Overnight investments	197	287

Total interest and dividend income	20,532	21,102

Interest expense:
Deposits	6,692	7,051
Overnight and short-term borrowings	431	667
Wholesale repurchase agreements	135	196
Federal Home Loan Bank of Boston borrowings	2,720	2,591
Subordinated deferrable interest debentures	250	369

Total interest expense	10,228	10,874

Net interest income	10,304	10,228
Provision for loan and lease losses	285	100

Net interest income after provision for loan and lease losses	10,019	10,128

Noninterest income:
Service charges on deposit accounts	1,435	1,316
Income from bank-owned life insurance	255	251
Gain on sale of available for sale securities	242	--
Net gains on lease sales and commissions on loans
originated for others	219	387
Commissions on nondeposit investment products	210	120
Loan related fees	163	155
Other income	379	333

Total noninterest income	2,903	2,562

Noninterest expense:
Salaries and employee benefits	5,139	5,262
Occupancy	865	906
Data processing	719	704
Professional services	635	652
Marketing	364	373
Equipment	308	333
Loan servicing	167	193
Loan workout and other real estate owned	156	9
Other expenses	1,107	1,079

Total noninterest expense	9,460	9,511

Income before income taxes	3,462	3,179
Income tax expense	1,136	1,001

Net income	$2,326	$2,178

Weighted average common shares outstanding - basic	4,557	4,815
Weighted average common shares outstanding - diluted	4,639	4,962

Per share data:
Basic earnings per common share	$0.51	$0.45
Diluted earnings per common share	$0.50	$0.44
Cash dividends declared per common share	$0.16	$0.15

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Three months ended March 31,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands, except per share data)
2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	2,178	--	2,178
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(411)					765	765

Total comprehensive income						2,943

Exercise of stock options	--	785	--	--	--	785
Stock repurchase	--	--	(223)	--	--	(223)
Share-based compensation	--	38	--	--	--	38
Tax benefit from exercise of stock options	--	453	--	--	--	453
Dividends on common stock ($ 0.15 per common share)	--	--	--	(724)	--	(724)

Balance at March 31, 2007	$48	$69,236	$ (223)	$48,545	$(2,249)	$115,357

2008
Balance at December 31, 2007	$49	$70,123	$(10,189)	$53,194	$ (69)	$113,108
Net income	--	--	--	2,326	--	2,326
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(592)					1,098	1,098
Reclassification adjustment, net of taxes of $85					(157)	(157)

Total comprehensive income						3,267

Exercise of stock options	--	431	--	--	--	431
Macrolease acquisition	--	362	--	--	--	362
Stock repurchase	--	--	(1,866)	--	--	(1,866)
Share-based compensation	--	68	--	--	--	68
Tax benefit from exercise of stock options	--	178	--	--	--	178
Dividends on common stock ($ 0.16 per common share)	--	--	--	(717)	--	(717)

Balance at March 31, 2008	$49	$71,162	$(12,055)	$54,803	$ 872	$114,831

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,

	2008	2007

	(In thousands)
Cash flows from operating activities:
Net income	$ 2,326	$ 2,178
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	(576)	(164)
Provision for loan and lease losses	285	100
Income from bank-owned life insurance	(255)	(251)
Share-based compensation	68	38
Net gains on lease sales	(173)	(341)
Gain on sale of available for sale securities, net	(242)	--
Proceeds from sales of leases	5,483	8,198
Leases originated for sale	(3,763)	(7,857)
(Increase) decrease in accrued interest receivable	896	(155)
Decrease in prepaid expenses and other assets	288	827
Increase (decrease) in other liabilities	(1,853)	3,358
Other, net	(20)	6

Net cash provided by operating activities	2,464	5,937

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(20,000)	(24,992)
Maturities and principal repayments	36,215	8,006
Mortgage-backed securities available for sale:
Purchases	(41,072)	--
Maturities and principal repayments	11,109	11,339
Proceeds from sales	13,109	--
Net decrease in loans and leases	12,407	11,506
Purchases of loans and leases, including purchased interest	--	(13,979)
Proceeds from sale of Federal Home Loan Bank of Boston stock	--	859
Capital expenditures for premises and equipment	(131)	(1,580)
Proceeds from sale of premises and equipment	34	--

Net cash provided by (used in) investing activities	11,671	(8,841)

Cash flows from financing activities:
Net increase in deposits	23,450	12,189
Net decrease in overnight and short-term borrowings	(17,851)	(4,739)
Proceeds from long-term borrowings	10,000	30,000
Repayment of long-term borrowings	(6,753)	(40,022)
Exercise of stock options	431	785
Repurchase of common stock	(1,866)	(223)
Tax benefit from exercise of stock options	178	453
Dividends on common stock	(717)	(724)

Net cash provided by (used in) financing activities	6,872	(2,281)

Net increase (decrease) in cash and cash equivalents	21,007	(5,185)
Cash and cash equivalents at beginning of period	37,562	61,764

Cash and cash equivalents at end of period	$ 58,569	$ 56,579

Supplementary Disclosures:
Cash paid for interest	$ 10,932	$ 11,725
Cash paid for income taxes	1,205	12
Non-cash transactions:
Purchase of investment securities not yet settled	5,000	--
Change in accumulated other comprehensive income, net of taxes	941	765
Transfer of leases held for sale to loans and leases receivable	474	--
Macrolease acquisition	247	--

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Notes to Consolidated Financial Statements (unaudited)

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

      The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

(3) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior officers under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $169,000 and $143,000 for the three months ending March 31, 2008 and 2007, respectively. Accrued liabilities associated with the SERPs were $2.9 million and $2.8 million for March 31, 2008 and December 31, 2007, respectively.


(4) Recently Adopted Accounting Pronouncements

      In March 2006, the FASB Emerging Issues Task Force ("EITF") issued interpretive guidance in Issue 06-4 ("EITF 06-4"), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies are required to record an accrual for this postretirement benefit upon adoption of EITF 06-4. The adoption of EITF 06-4 on January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

      SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

      SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about what assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those reported at fair value.

      Level 2: Inputs other than quoted prices included within Level 1 inputs that are observable either directly or indirectly. These inputs include quoted prices in active or not active markets or inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs for an asset or liability. These inputs are used to determine fair value only when observable inputs are not available.


The Company did not make any changes to its valuation techniques during the three months ended March 31, 2008.

The following table summarizes the financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2008 Using

(In thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Available for sale securities	$342,511	--	$341,622	$889

      Available for sale securities are reported at fair value primarily utilizing observable inputs (Level 2). The Company obtains fair value measurements from independent pricing services, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the Treasury yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security's terms and conditions.

      The Company used significant unobservable inputs (Level 3) to value one of its available for sale securities, which is a private placement mezzanine tranche of a collateralized debt obligation backed by trust preferred securities. There is limited trading in this security and in comparable securities. The security was valued based upon market-maker bid level pricing estimates.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs

Available for sale securities	(In thousands)

Balance, January 1, 2008	$974
Total unrealized losses included in other comprehensive income	(85)
Purchases	--
Sales/Maturities	--
Transfers in and/out of Level 3	--

Balance, March 31, 2008	$889

The following table summarizes the financial assets measured at fair value on a non-recurring basis.

		Fair Value Measurements at March 31, 2008 Using

(In thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$3,653	--	$3,653	--

      Impaired loans, which are measured for impairment using the fair value of the collateral (Level 2) for collateral dependent loans, had a carrying amount of $4.2 million, with a valuation allowance of $568,000, resulting in an additional provision for loan losses of $82,000 for the three months ended March 31, 2008.


      In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of this standard.

      In November 2007, the SEC issued SAB No. 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

(5) Recent Accounting Pronouncements

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

BANCORP RHODE ISLAND, INC. Management's Discussion and Analysis

ITEM 2. Management's Discussion and Analysis

General

      The Company's principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to individuals and businesses in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank's deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company's common stock is traded on the Nasdaq Global Select MarketSM under the symbol "BARI." The Company's financial reports can be accessed through its website within 24 hours of filing with the SEC.

Critical Accounting Policies

      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company's 2007 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, review of goodwill for impairment and accounting for income taxes as the Company's most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

Overview

      The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets ("net interest margin"), and the quality of the Company's assets.

      The Company's net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on page 24. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 23.


      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk." How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 28.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 17.

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

      For the three months ended March 31, 2008, approximately 78.0% of the Company's revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income, while the Bank has recently seen growth in gains on lease sales.

      The future operating results of the Company are dependent upon on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Balance sheet data:
Total assets	$1,490,720	$1,477,119	$1,492,695	$1,466,715	$1,483,157
Loans and leases receivable	1,024,901	1,038,132	1,025,875	1,024,235	1,007,448
Securities available for sale	342,512	335,181	330,749	330,304	350,655
Core deposits (a)	658,557	640,717	637,290	641,164	638,317
Certificates of deposit	379,673	374,063	381,821	384,543	390,295
Borrowings	317,099	331,703	339,692	313,776	322,336
Total shareholders' equity	114,831	113,108	117,868	115,080	115,357

Core deposit ratio	63.4%	63.1%	62.5%	62.5%	62.1%

(a)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by $13.6 million since December 31, 2007. Total loans and leases decreased by $13.2 million during the first quarter of 2008, as the increase in commercial loans of $3.3 million, or 0.6%, was offset by decreases in the primarily purchased residential mortgage loan portfolio of $12.2 million, or 4.9% and a decrease in consumer and other loans of $4.3 million, or 2.0%. Available for sale securities increased $7.3 million, or 2.2%, since year-end. The Bank increased its core deposits by $17.8 million, or 2.8%, since year-end. Within this growth, savings accounts grew by $14.0 million, or 3.5%, and demand deposit accounts increased by $7.2 million, or 4.2%. Borrowings decreased by $14.6 million, or 4.4%, primarily from a decrease in customer retail repurchase agreements. Shareholders' equity as a percentage of total assets was 7.7% at March 31, 2008 and December 31, 2007.

      The Company's financial position at March 31, 2008 as compared to the prior year quarter-end (March 31, 2007) reflects net growth of $17.5 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $44.5 million (up 8.4%). Consumer loans declined $4.6 million (down 2.1%) from the prior year quarter-end. The residential mortgage portfolio declined $22.4 million (down 8.7%) from March 31, 2007 as repayments exceeded new purchases. Also, available for sale securities at March 31, 2008 declined by $8.1 million (down 2.3%). Deposits have increased $9.6 million, or 0.9%, since the prior year quarter-end, with growth centered in savings accounts (up $39.7 million). This increase was offset by decreases in NOW accounts (down $17.3 million), certificate of deposit accounts (down $10.6 million), demand deposit accounts (down $1.6 million), and money market accounts (down $525,000). Borrowings have decreased since March 31, 2007 by $5.2 million, reflecting the Company's redemption of the subordinated deferrable interest debentures held by BRI Statutory Trust II in September 2007.


Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs")), stock in the FHLB and overnight investments. Total investments comprised $391.3 million, or 26.2% of total assets, at March 31, 2008, compared to $367.9 million, or 24.9% of total assets, at December 31, 2007, representing an increase of $23.3 million, or 6.3%. All $342.5 million of investment securities and MBSs at March 31, 2008 were classified as available for sale and recorded at fair value. These available for sale securities carried a total of $1.3 million in net unrealized gains at the end of the quarter, compared to $106,000 of net unrealized losses at December 31, 2007.

      The Company's securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering that substantially all available for sale securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity. In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also, management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

      The Company's available for sale securities are reported at fair value primarily utilizing observable inputs (Level 2 under SFAS 157). The Company obtains fair value measurements from independent pricing services, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the Treasury yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security's terms and conditions. The Company validates its valuation techniques by periodically performing procedures such as understanding the models used by pricing sources and obtaining market values from other pricing sources. See also Note 4 - Recently Adopted Accounting Pronouncements in the accompanying notes to unaudited consolidated financial statements on page 8 for further discussion.

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first quarter of 2008, the Company purchased $66.1 million of available for sale securities, while maturities/calls and principal repayments totaled $47.3 million. Additionally, in the first quarter of 2008, the Company sold $13.1 million of mortgage-backed securities generating gains of $242,000. Fluctuations in market interest rates led to a large number of calls on the Company's investment holdings in the 2008 first quarter resulting in increased volume of investment and mortgage-backed security purchases compared to the first quarter of 2007.

Loans and Leases

      Total loans and leases decreased by $13.2 million since December 31, 2007 to stand at $1.02 billion at March 31, 2008. As a percentage of total assets, loans and leases decreased to 68.8% at March 31, 2008, compared to 70.3% at December 31, 2007. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of March 31, 2008 is comprised of three broad categories: commercial loans and leases that aggregate $577.0 million, or 56.3% of the portfolio; residential mortgages that aggregate $236.5 million, or 23.1% of the portfolio; and consumer and other loans that aggregate $211.4 million, or 20.6% of the portfolio.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate, business lending, equipment leases, multi-family real estate, construction and small business loans) increased $3.3 million, or 0.6%, during the first three months of 2008. During this period, the Bank recorded approximately the same amount of new commercial commitments as compared to the first quarter of 2007. However, portfolio growth was largely offset by an increase in prepayments.


      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $1.2 million, or 0.9%, while owner-occupied commercial real estate loans decreased by a similar amount of $1.7 million, or 1.1%, since year-end.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2007, CRE loans have increased $1.7 million, or 0.9%, on a net basis, reflective of the increased repayment activity referred to above.

      With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these purchased leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. At March 31, 2008, leases comprised 10.5% of the commercial loan and lease portfolio, with $47.7 million of Macrolease-generated leases and $13.1 million of purchased government leases. Included within these amounts were $1.2 million of leases generated for sale at March 31, 2008.

      At March 31, 2008, small business loans were $46.3 million, compared to $45.8 million at December 31, 2007, representing 8.0% of the commercial portfolio at each period end. These loans reflect those historically originated by the Bank's small business lending group and branch system and now primarily originated by the Bank's branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

      The Bank is a participant in the U.S. Small Business Administration ("SBA") Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank's various lending groups.

      The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10 million or less in total loan commitments). Additionally, the Bank offers asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis.

      Residential mortgage loans - During the first three months of 2008, residential mortgage loans decreased $12.2 million, or down 4.9%. During this period, the Bank did not originate or purchase any mortgages. Comparatively, in the 2007 first quarter, the Bank purchased $5.7 million of mortgages and did not originate any mortgages for its own portfolio. Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. The Bank may purchase residential mortgage loans to utilize available cash flow as opportunities arise. At March 31, 2008, the Bank did not have any commitments to purchase residential mortgage loans within the next 60 days.

      Consumer loans - The consumer loan portfolio decreased $4.3 million, or 2.0%, during the first three months of 2008 as repayments of $9.8 million exceeded originations of $5.5 million. The decline in growth through March 31, 2008 was reflective of the softening of housing prices in the local market area over the past few years. The Company believes the softening prices have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics in the current interest rate environment.


The following is a summary of loans and leases receivable:

	March 31, 2008	December 31, 2007

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 155,750	$ 157,431
Commercial and industrial	133,085	131,927
Commercial real estate - nonowner occupied	101,604	102,990
Small business	46,311	45,778
Multi-family	47,238	42,536
Construction	37,169	38,832
Leases and other (a)	60,813	58,702

Subtotal	581,970	578,196
Unearned lease income	(6,378)	(5,742)
Net deferred loan origination costs	1,362	1,214

Total commercial loans and leases	576,954	573,668

Residential mortgage loans:
One- to four-family adjustable rate	143,833	155,087
One- to four-family fixed rate	91,626	92,485

Subtotal	235,459	247,572
Premium on loans acquired	1,125	1,198
Net deferred loan origination fees	(41)	(42)

Total residential mortgage loans	236,543	248,728

Consumer loans:
Home equity - term loans	143,494	149,192
Home equity - lines of credit	63,680	62,357
Unsecured and other	2,860	2,774

Subtotal	210,034	214,323
Net deferred loan origination costs	1,370	1,413

Total consumer loans	211,404	215,736

Total loans and leases receivable	$1,024,901	$1,038,132

(a)	Included within commercial loans and leases were leases held for sale of $1.2 million at March 31, 2008 and $3.3 million at December 31, 2007, respectively.

Deposits

      Total deposits increased by $23.5 million, or 2.3%, during the first three months of 2008, from $1.01 billion, or 68.7% of total assets, at December 31, 2007, to $1.04 billion, or 69.6% of total assets, at March 31, 2008.

The following table sets forth certain information regarding deposits:

	March 31, 2008			December 31, 2007

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 61,706	5.9%	0.28%	$ 65,191	6.4%	0.60%
Money market accounts	6,172	0.6%	1.75%	6,054	0.6%	2.32%
Savings accounts	410,796	39.6%	2.22%	396,838	39.1%	3.01%
Certificate of deposit accounts	379,673	36.6%	4.17%	374,063	36.9%	4.46%

Total interest bearing deposits	858,347	82.7%	2.94%	842,146	83.0%	3.46%
Noninterest bearing accounts	179,883	17.3%	--	172,634	17.0%	--

Total deposits	$1,038,230	100.0%	2.42%	$1,014,780	100.0%	2.86%


      The overall composition of total deposits remained relatively the same during the first three months of the year. At March 31, 2008, core deposit accounts comprised 63.4% of total deposits, up moderately from 63.1% of total deposits at December 31, 2007. The Bank continued its strategy of emphasizing the normally lower cost core deposits over CDs. This strategy resulted in an increase in core deposits since December 31, 2007 of $17.8 million, or 2.8%.

      During the first three months of 2008, competition for deposits remained strong in the Company's market areas. During this period, the Bank increased its total deposits by $23.5 million as compared to December 31, 2007, with growth in most deposit categories. Savings and CD accounts grew $14.0 million and $5.6 million, respectively, over the past three months. By March 31, 2008, demand deposit accounts grew to $179.9 million, an increase of $7.2 million from $172.6 million at December 31, 2007. These increases offset the decline of NOW accounts of $3.5 million. At March 31, 2008, brokered CDs were $10.0 million, or 1.0% of total deposits, down from $20.0 million, or 2.0% of total deposits, at the prior year-end. The Bank may utilize brokered CDs if their rates are attractive compared to wholesale funding.

Borrowings

      Overnight and short-term borrowings decreased $17.9 million during the first three months of 2008 from the December 31, 2007 level of $66.8 million, with one larger customer retail repurchase agreement comprising the majority of this decline. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. FHLB borrowings increased by $3.2 million from the December 31, 2007 amount of $241.5 million. Wholesale repurchase agreements remained constant with the December 31, 2007 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

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

      Nonperforming assets - At March 31, 2008, the Company had nonperforming assets of $8.6 million, which represented 0.58% of total assets. This compares to nonperforming assets of $4.1 million, or 0.28% of total assets, at December 31, 2007. Total nonperforming assets at March 31, 2008 consisted of nonaccrual loans and leases with commercial loans and leases aggregating $5.1 million, residential mortgage loans aggregating $2.4 million and commercial loans and leases 90 days past due, but still accruing of $1.1 million. Nonperforming assets at December 31, 2007 were comprised of nonaccrual residential and commercial loans. With respect to loans past due 90 days, but still accruing at March 31, 2008, this balance was comprised of commercial leases to government entities, which were primarily attributable to administrative delays as opposed to underlying credit or cash flow issues. These leases were within commercial loans and leases 60 to 89 days past due of $3.4 million at December 31, 2007.

      Included in nonaccrual loans and leases at March 31, 2008 were $4.8 million of impaired loans and leases, with specific impairment reserves against these loans of $568,000. At December 31, 2007, there were $3.0 million of impaired loans and leases with specific impairment reserves of $486,000. The increase in nonaccrual loans and leases since year-end relates primarily to a few commercial loans and lease credits.


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

Delinquencies - At March 31, 2008, loan balances of $779,000 were 60 to 89 days past due, down from $3.7 million at December 31, 2007.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	March 31, 2008	December 31, 2007

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$7,449	$4,012
Restructured loans and leases	34	37
Loans and leases past due 90 days or more, but still accruing	1,138	100
Impaired loans and leases (not included in nonaccrual loans and leases)	--	--

Total nonperforming loans and leases	8,621	4,149
Other real estate owned	--	--

Total nonperforming assets	$8,621	$4,149

Delinquent loans 60-89 days past due	$ 779	$3,702

Nonperforming loans and leases as a percent of total loans and leases	0.84%	0.40%
Nonperforming assets as a percent of total assets	0.58%	0.28%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.08%	0.36%

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

      At March 31, 2008, the Company had $10.9 million of assets that were classified as substandard. This compares to $9.5 million of assets that were classified as substandard at December 31, 2007. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At March 31, 2008, included in the assets that were classified as substandard were $3.4 million of performing loans. This compares to $5.3 million of adversely classified performing loans as of December 31, 2007. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the March 31, 2008 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio. If a significant downturn in the local or regional market occurs or if other economic or market conditions worsen, management believes it possible that the level of adversely classified assets may increase. This in turn may necessitate an increase to the provision for loan losses in future periods.


Allowance for Loan and Lease Losses

      During the first three months of 2008, the Company made additions to the allowance for loan and lease losses of $285,000 and experienced net charge-offs of $311,000 compared to additions to the allowance for loan and lease losses of $100,000 and net charge-offs of $39,000 for the first three months of 2007. The net charge-offs were primarily from commercial real estate and small business portfolios. At March 31, 2008, the allowance for loan and lease losses stood at $12.6 million and represented 146.1% of nonperforming loans and 1.23% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.6 million, representing 304.2% of nonperforming loans and 1.22% of total loans and leases outstanding at December 31, 2007.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007

	(In thousands)

Balance at beginning of period	$12,619	$12,377
Loans charged-off:
Commercial loans and leases	(298)	(184)
Residential mortgage loans	--	(248)
Consumer and other loans	(30)	(96)

Total loans charged-off	(328)	(528)

Recoveries of loans previously charged-off:
Commercial loans and leases	13	32
Residential mortgage loans	--	--
Consumer and other loans	4	38

Total recoveries of loans previously charged-off	17	70

Net charge-offs	(311)	(458)
Provision for loan and lease losses charged against income	285	700

Balance at end of period	$12,593	$12,619

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	March 31, 2008	December 31, 2007

	(In thousands)

Loan category
Commercial loans and leases	$ 8,721	$ 8,786
Residential mortgage loans	1,118	1,002
Consumer and other loans	1,603	1,637
Unallocated	1,151	1,194

Total	$12,593	$12,619

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


factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Based on this evaluation, management believes that the allowance for loan and lease losses, as of March 31, 2008, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance, also referred to as unallocated allowance, is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.2 million at both March 31, 2008 and December 31, 2007.

      The allocation of the allowance for loan and lease losses at March 31, 2008 remained relatively consistent with the allocation at December 31, 2007. The moderate changes within the allocation were primarily attributable to assessment of risk within each category as well as changes in loan balances.

      While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


Results of Operations - Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three-month periods indicated:

(In thousands, except per share data)	For the three-month periods ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Income statement data:
Net interest income	$10,304	$10,459	$10,265	$10,292	$10,228
Noninterest income	2,903	2,703	2,856	2,664	2,562
Noninterest expense	9,460	9,398	9,492	9,624	9,511
Net income	2,326	2,395	2,278	2,194	2,178

Per share data:
Diluted earnings per share	$ 0.50	$ 0.50	$ 0.46	$ 0.44	$ 0.44
Dividends per common share	0.16	0.16	0.16	0.15	0.15

Operating ratios:
Net interest margin	2.97%	2.98%	2.91%	2.97%	2.97%
Return on average assets	0.64%	0.65%	0.61%	0.60%	0.61%
Return on average equity	8.23%	8.21%	7.79%	7.63%	7.79%
Efficiency ratio	71.63%	71.40%	72.34%	74.28%	74.36%

      The Company's 2008 first quarter net income of $2.3 million decreased by $69,000, or 2.9%, from the prior quarter (three months ended December 31, 2007). Net income was up $148,000, or 6.8%, on a comparative quarter basis (as compared to the three months ended March 31, 2007). Diluted earnings per common share ("EPS") was up 0.5% on a linked-quarter basis (as compared to the three months ended December 31, 2007) and increased 14.2% as compared to the same quarter a year ago.

      The first quarter 2008 net interest income decreased by $155,000, or 1.5%, as compared to the fourth quarter of 2007. The yield on earning assets declined 25 basis points ("bps"), while the cost of liabilities fell 31 bps. These decreases were due in large part to the 200 bps reduction of the Federal Funds rate in the first quarter of 2008.

      Compared to the first quarter of 2007, net interest income increased by $76,000, or 0.7%, with decreases in the yield of earning assets of 22 bps being outpaced by decrease in the cost of funds of 30 bps. Available funds from deposit growth, loan repayments and calls of investment securities were redeployed into commercial loan growth and mortgage-backed securities. The Company's disciplined deposit pricing enabled the Company to hold its net interest margin steady on both a linked-quarter and comparative quarter basis despite the reduction in key benchmark interest rates.

      Noninterest income for the first quarter of 2008 increased on a linked-quarter basis by $200,000. The 2008 first quarter benefited from a gain on the sale of available for sale securities of $242,000 and increases in commissions on nondeposit investment products, which were up $72,000. Partially offsetting these increases were lower service charges on deposits accounts (down $53,000) and other income (down $56,000). In comparison to the 2007 first quarter, noninterest income was up $341,000 for the 2008 first quarter. Service charges on deposit accounts increased by $119,000 compared to the first quarter 2007. This increase, as well as available for sale security gains and increases in commissions on nondeposit investment products, more than offset the decline in gains on lease sales and commissions on loans originated for others compared to the same period a year ago.

      Noninterest expenses for the current quarter increased moderately on a linked-quarter basis by $62,000, or 0.7%, with increases in salaries and employee benefits, reflective of timing of payroll taxes, and higher professional services costs. First quarter 2008 noninterest expenses decreased $51,000, or 0.5%, compared to


the first quarter of 2007. Salaries and employee benefits costs declined $123,000, or 2.3%, compared to the first quarter a year ago. Additionally, occupancy expense decreased $41,000, or 4.5%. Within the net decrease in noninterest expenses were increases in loan workout costs of $147,000 compared to $9,000 of loan workout costs incurred in the first quarter of 2007.

      The Company's key operating ratios (return on average assets, return on average equity, and efficiency ratio) for the first quarter of 2008 were consistent on a linked-quarter basis, while these metrics improved compared to the first quarter of 2007. The Company continues to focus on controlling the growth of expenses as part of its efforts to improve earnings and build shareholder value.

Results of Operations - Comparison of the Three Months Ended March 31, 2008 and 2007

Net Interest Income

      Net interest income for the quarter ended March 31, 2008 was up $76,000, or 0.7%, from the $10.2 million earned in the first quarter of 2007. The first quarter 2008 net interest margin of 2.97% was equal to the net interest margin for the first quarter of 2007. Average earning assets were $6.5 million, or 0.5%, higher, and average interest-bearing liabilities were $13.5 million, or 1.2%, higher, than the comparable period a year earlier.


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

(In thousands)	For the three months ended March 31,

	2008			2007

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 22,766	$ 197	3.48%	$ 21,329	$ 287	5.46%
Investment securities	58,689	701	4.78%	107,614	1,333	4.96%
Mortgage-backed securities	259,215	3,232	4.99%	239,235	2,869	4.80%
Stock in the FHLB	15,671	237	6.08%	15,881	281	7.18%
Loans receivable:
Commercial loans and leases	575,488	9,806	6.85%	520,279	9,479	7.38%
Residential mortgage loans	243,681	3,296	5.41%	260,714	3,501	5.37%
Consumer and other loans	214,093	3,063	5.75%	218,020	3,352	6.24%

Total earning assets	1,389,603	20,532	5.93%	1,383,072	21,102	6.15%

Cash and due from banks	26,788			23,282
Allowance for loan and lease losses	(12,686)			(12,391)
Premises and equipment	13,586			14,757
Goodwill, net	11,869			11,317
Accrued interest receivable	5,238			5,685
Bank-owned life insurance	24,279			23,232
Prepaid expenses and other assets	6,559			9,428

Total assets	$1,465,236			$1,458,382

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Deposits:
NOW accounts	$ 58,288	68	0.47%	$ 64,285	101	0.64%
Money market accounts	6,085	29	1.91%	6,660	38	2.29%
Savings accounts	393,259	2,487	2.54%	361,539	2,472	2.77%
Certificate of deposit accounts	373,764	4,108	4.42%	392,144	4,440	4.59%
Overnight and short-term borrowings	62,132	431	2.79%	53,466	667	5.06%
Wholesale repurchase agreements	10,000	135	5.32%	15,778	196	4.97%
FHLB borrowings	245,549	2,720	4.46%	236,584	2,591	4.44%
Subordinated deferrable interest debentures	13,403	250	7.48%	18,558	369	8.02%

Total interest-bearing liabilities	1,162,480	10,228	3.54%	1,149,014	10,874	3.84%

Noninterest-bearing deposits	170,641			180,781
Other liabilities	18,409			15,234

Total liabilities	1,351,530			1,345,029

Shareholders' Equity:	113,706			113,353

Total liabilities and shareholders' equity	$1,465,236			$1,458,382

Net interest income		$10,304			$10,228

Net interest rate spread			2.39%			2.31%
Net interest rate margin			2.97%			2.97%


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

	Three Months Ended March 31, 2008 vs. 2007 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (108)	$ 18	$ (90)
Investment securities	(49)	(583)	(632)
Mortgage-backed securities	116	247	363
Stock in the FHLB	(41)	(3)	(44)
Commercial loans and leases	(775)	1,102	327
Residential mortgage loans	26	(231)	(205)
Consumer and other loans	(248)	(41)	(289)

Total interest income	(1,079)	509	(570)

Interest expense:
NOW accounts	(24)	(9)	(33)
Money market accounts	(6)	(3)	(9)
Savings accounts	(206)	221	15
Certificate of deposit accounts	(154)	(178)	(332)
Overnight and short-term borrowings	(333)	97	(236)
Wholesale repurchase agreements	13	(74)	(61)
FHLB borrowings	1	128	129
Subordinated deferrable interest debentures	(24)	(95)	(119)

Total interest expense	(733)	87	(646)

Net interest income	$ (346)	$ 422	$ 76

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.4 million for the quarter ended March 31, 2008, compared to $4.8 million for the 2007 period. The decrease in total investment income of $403,000, or 8.4%, was primarily attributable to lower average balances.

      The Company intends to redeploy cash flows available from maturing investment securities and MBSs primarily into higher-yielding internally generated assets, such as commercial loans and leases. With respect to duration and repricing of the Company's available for sale investment portfolio, the majority of the Company's investments are comprised of U.S. Agency securities and MBSs with repricing periods or expected duration of less than five years.

      Interest Income - Loans and Leases - Interest from loans and leases was $16.2 million for the quarter ended March 31, 2008, and represented a yield on total loans and leases of 6.28%. This compares to $16.3 million of interest, and a yield of 6.60%, for the first quarter of 2007. Interest income decreased $167,000, or 1.0%, with the decrease in yield on loans and leases of 32 bps partially offset by the increase in the average balance of loans and leases of $34.2 million, or 3.4%.

      The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2007 as follows: commercial loans and leases increased $55.2 million, or 10.6%, residential mortgage loans decreased $17.0 million, or 6.5%, while consumer and other loans decreased $3.9 million, or 1.8%. Changes in the average yields from the first quarter of 2007 were as follows: commercial loans and


leases decreased 53 bps, to 6.85%, and consumer and other loans decreased 49 bps, to 5.75%, while residential mortgage loans increased 4 bps, to 5.41%. Downward repricing of variable rate assets impacted the yields on loans and leases in the first quarter of 2008.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $646,000, or 5.9%, to $10.2 million for the three months ended March 31, 2008, down from $10.9 million for the same period during 2007. The overall average cost for interest-bearing liabilities decreased 30 bps to 3.54% for the first quarter of 2008, compared to 3.84% for the first quarter of 2007. The average balance of total interest-bearing liabilities for the three months ended March 31, 2008 was $1.16 billion, up from $1.15 billion for the same period during 2007.

      The growth in deposit average balances was centered in savings accounts (up $31.7 million, or 8.8%). The increase was somewhat countered by decreases in CDs (down $18.4 million, or 4.7%), NOW accounts (down $6.0 million, or 9.3%) and money market accounts (down $575,000, or 8.6%).

      Borrowings increased as compared to the first quarter of 2007, with increases in customer short-term borrowings (up $8.7 million, or 16.2%) and FHLB funding (up $9.0 million, or 3.8%), slightly offset by a decrease in wholesale repurchase agreements (down $5.8 million, or 36.6%). Additionally, the average balance of subordinated deferrable interest debentures declined $5.2 million, or 27.8%, resulting from the Company's September 2007 redemption of the subordinated deferrable interest debentures held by BRI Statutory Trust II.

      The decrease in deposit and borrowing costs was primarily attributable to the reduction of the Federal Funds rate by 200 bps in the first quarter of 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company's market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company's ability to reduce its deposit and borrowing costs as quickly as benchmark rate decreases.

      Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $285,000 for the quarter ended March 31, 2008, up $185,000 from the first quarter of 2007. The Bank made additions to the allowance for loan and lease losses during the first quarter of 2008 primarily in response to higher charge-offs compared to the prior year first quarter, increased nonperforming loans since December 31, 2007 and general economic conditions.

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

Noninterest Income

      Total noninterest income increased $341,000, or 13.3%, to $2.9 million for the first quarter of 2008, from $2.6 million for the first quarter of 2007. The first quarter benefited from gross gains on the sale of available for sale securities of $242,000, while there were no security sales in the first quarter of 2007. Service charges on deposit accounts also increased compared to the first quarter of 2007, with an increase of $119,000, or 9.0%, primarily due to an increase in cash management account fees and deposit fee enhancement programs. Commissions on nondeposit investment products also increased by $90,000, or 75.0%, compared to the first quarter of 2007. These increases were partially offset by lower gains on lease sales and loan commissions,


which were down $168,000, or 43.4%. In the first quarter of 2008, the Company originated more leases for its own portfolio versus for sale as compared to the same period a year ago.

Noninterest Expense

      Noninterest expense for the first quarter of 2008 of $9.5 million decreased $51,000, or 0.5%, compared to the first quarter of 2007. This moderate decrease reflected the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs decreased $123,000, or 2.3%, compared to the first quarter a year ago, with savings in salaries expense due to reallocation of positions in the Company's retail branch network, as well as in its back-office operations area. Additionally, occupancy costs declined by $41,000, or 4.5%, benefiting in part from the Company's decision to transfer its rights to develop a planned branch site to a third party. The Company also had decreases in loan servicing, equipment, professional services and marketing costs.

      Loan workout costs increased in the first quarter of 2008 compared to the same period a year ago by $147,000, or 1,633.3%, reflective of increased costs. The Company had experienced lower than normal workout costs in the first part of 2007, whereas the current period costs were consistent with costs incurred in the previous quarter, the three months ended December 31, 2007. Data processing costs remained relatively consistent with the $704,000 incurred in the first quarter of 2007, up only $15,000, or 2.1%.

      Other miscellaneous expenses increased by $28,000, or 2.6%, compared to the same period a year ago. This net increase was primarily driven by increases in FDIC insurance costs of $70,000 being partially offset by lower provisions to the reserve for unused commitments of $50,000. Overall, with the net decrease in noninterest expenses, the Company improved its efficiency ratio in the first quarter of 2008 to 71.63% from 74.36% in the first quarter of 2007.

Income Tax Expense

      Income tax expense of $1.1 million was recorded for the three months ended March 31, 2008, compared to $1.0 million for the same period during 2007. This represented total effective tax rates of 32.8% and 31.5%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2008, overnight investments, investment securities and MBSs available for sale amounted to $375.6 million, or 25.2% of total assets. This compares to $352.3 million, or 23.8% of total assets at December 31, 2007. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through


wholesale repurchase agreements. There have been no adverse trends in the Company's liquidity or capital reserves. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company at March 31, 2008 was $114.8 million, as compared to $113.1 million at December 31, 2007. This difference of $1.7 million was the result of net income of $2.3 million, proceeds from the exercise of stock options and related tax effects of $609,000, contingent share payments of $362,000, increase in accumulated other comprehensive income of $941,000 (attributable to increases in net unrealized gains on investments and MBSs) and non-cash share-based compensation of $68,000. Partially offsetting the aforementioned items were dividend payments of $717,000 and stock repurchases of $1.9 million.

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

As of March 31, 2008, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At March 31, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,938	7.92%	$58,054	4.00%	$ 72,568	5.00%
Tier I capital (to risk weighted assets)	114,938	11.35%	40,513	4.00%	60,770	6.00%
Total capital (to risk weighted assets)	127,531	12.59%	81,027	8.00%	101,284	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$113,848	7.85%	$58,030	4.00%	$ 72,537	5.00%
Tier I capital (to risk weighted assets)	113,848	11.25%	40,481	4.00%	60,721	6.00%
Total capital (to risk weighted assets)	126,441	12.49%	82,962	8.00%	101,202	10.00%

At December 31, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,403	7.87%	$58,119	4.00%	$ 72,649	5.00%
Tier I capital (to risk weighted assets)	114,403	11.06%	41,361	4.00%	62,042	6.00%
Total capital (to risk weighted assets)	127,022	12.28%	82,722	8.00%	103,403	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$112,323	7.72%	$58,165	4.00%	$ 72,706	5.00%
Tier I capital (to risk weighted assets)	112,323	10.87%	41,325	4.00%	61,987	6.00%
Total capital (to risk weighted assets)	124,942	12.09%	82,650	8.00%	103,312	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of March 31, 2008, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning April 1, 2008:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (249)	-0.6%
Down 200 bps	(791)	-1.8%

Subsequent Twelve Month Period:

Up 200 bps	$ 230	0.5%
Down 200 bps	(4,341)	-9.9%


      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2008, the Company's one year cumulative gap was a positive $80.9 million, or 5.4% of total assets.

For additional discussion on interest rate risk see the section titled "Asset and Liability Management" on pages 57 through 58 of the Company's 2007 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company, through its Macrolease subsidiary, purchased substantially all of the operating assets of DWW Leasing Corp. (formerly Macrolease International Corporation) (the "Seller") pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the "Agreement"). Pursuant to the terms of the Agreement, on March 27, 2008, the Company issued 10,764 shares of its common stock to the Seller, which shares represented additional consideration contingent upon Macrolease achieving certain performance goals for 2007, which were met. These additional shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 31,728 additional shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals over the four months remaining in a three-year performance period and pursuant to an earn-out through 2010. The Company has filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller, which registration statement was declared effective on July 12, 2005.

The table below summarizes the Company's repurchases of common stock during the quarter ended March 31, 2008:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plan (a)	Maximum number of shares that may yet be purchased under the plan

1/1/08 through 1/31/08	39,600	$33.53	39,600	0
2/1/08 through 2/29/08	--	--	--	0
3/1/08 through 3/31/08	--	--	--	0

(a)

The Company has maintained a stock repurchase program authorized by the Company's board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program this quarter. Additionally, in February 2008, the Company's Chief Executive Officer delivered 7,450 shares of the Company's common stock to satisfy the exercise price for 20,000 stock options exercised. The shares delivered were valued at $33.30 per share. The Chief Executive officer paid the balance of the exercise price and all taxes in cash.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have taken place.


Item 4. Submission of Matters to a Vote of the Security Holders

No information to report.

Item 5. Other Information

No information to report.

Item 6. Exhibits

10.1(a)	First Amendment to Amended and Restated Executive Employment Agreement between Merrill W. Sherman, Bancorp Rhode Island, Inc. and Bank Rhode Island dated as of March 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

May 8, 2008	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

May 8, 2008	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
