Form 10-Q
period 2008-06-30
BANCORP RHODE ISLAND INC
filed 2008-08-08
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: June 30, 2008

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 8, 2008:

Common Stock - Par Value $0.01	4,567,204 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q
Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34
Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
	Signature Page	37

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


BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	June 30, 2008	December 31, 2007

	(In thousands)

ASSETS:
Cash and due from banks	$27,810	$20,465
Overnight investments	1,750	17,097

Total cash and cash equivalents	29,560	37,562

Investment securities available for sale (amortized cost of $61,963 and
$77,193, respectively)	60,785	76,986
Mortgage-backed securities available for sale (amortized cost of
$276,202 and $258,094, respectively)	273,027	258,195

Total securities available for sale	333,812	335,181
Stock in Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	630,773	573,668
Residential mortgage loans	223,801	248,728
Consumer and other loans	205,730	215,736

Total loans and leases receivable	1,060,304	1,038,132
Allowance for loan and lease losses	(13,161)	(12,619)

Net loans and leases receivable	1,047,143	1,025,513
Premises and equipment, net	13,097	13,721
Goodwill, net	12,019	11,772
Accrued interest receivable	5,627	6,557
Investment in bank-owned life insurance	24,703	24,186
Prepaid expenses and other assets	8,422	6,956

Total assets	$1,490,054	$1,477,119

LIABILITIES:
Deposits:
Demand deposit accounts	$190,084	$172,634
NOW accounts	59,937	65,191
Money market accounts	5,197	6,054
Savings accounts	407,670	396,838
Certificate of deposit accounts	377,626	374,063

Total deposits	1,040,514	1,014,780
Overnight and short-term borrowings	50,494	66,795
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	247,731	241,505
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	14,818	17,528

Total liabilities	1,376,960	1,364,011

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,921,170 shares and 4,867,121 shares, respectively	49	49
Additional paid-in capital	71,616	70,123
Treasury stock, at cost (352,250 and 305,200 shares, respectively)	(12,055)	(10,189)
Retained earnings	56,314	53,194
Accumulated other comprehensive income (loss), net	(2,830)	(69)

Total shareholders' equity	113,094	113,108

Total liabilities and shareholders' equity	$1,490,054	$1,477,119

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(In thousands, except per share data)

Interest and dividend income:
Loans and leases	$15,553	$16,597	$31,718	$32,929
Available for sale securities	4,214	4,268	8,147	8,470
Federal Home Loan Bank of Boston stock dividends	156	265	393	546
Overnight investments	58	185	255	472

Total interest and dividend income	19,981	21,315	40,513	42,417

Interest expense:
Deposits	5,331	7,242	12,023	14,293
Overnight and short-term borrowings	213	636	644	1,303
Wholesale repurchase agreements	133	134	268	330
Federal Home Loan Bank of Boston borrowings	2,650	2,640	5,370	5,231
Subordinated deferrable interest debentures	226	371	476	740

Total interest expense	8,553	11,023	18,781	21,897

Net interest income	11,428	10,292	21,732	20,520
Provision for loan and lease losses	970	100	1,255	200

Net interest income after provision for loan and lease losses	10,458	10,192	20,477	20,320

Noninterest income:
Service charges on deposit accounts	1,448	1,388	2,883	2,704
Net gains on lease sales and commissions on loans
originated for others	100	336	319	723
Income from bank-owned life insurance	262	260	517	511
Loan related fees	144	194	307	349
Commissions on nondeposit investment products	245	171	455	291
Gain on sale of available for sale securities	--	--	242	--
Other income	293	315	672	648

Total noninterest income	2,492	2,664	5,395	5,226

Noninterest expense:
Salaries and employee benefits	5,000	5,285	10,139	10,547
Occupancy	864	896	1,729	1,802
Data processing	708	734	1,427	1,438
Professional services	854	600	1,489	1,252
Marketing	369	427	733	800
Equipment	266	334	574	667
Loan servicing	151	193	318	386
Loan workout and other real estate owned	80	(5)	236	4
Other expenses	1,320	1,160	2,427	2,239

Total noninterest expense	9,612	9,624	19,072	19,135

Income before income taxes	3,338	3,232	6,800	6,411
Income tax expense	1,097	1,038	2,233	2,039

Net income	$2,241	$2,194	$4,567	$4,372

Weighted average common shares outstanding - basic	4,563	4,839	4,560	4,827
Weighted average common shares outstanding - diluted	4,634	4,958	4,636	4,960

Per share data:
Basic earnings per common share	$0.49	$0.45	$1.00	$0.91
Diluted earnings per common share	$0.48	$0.44	$0.98	$0.88
Cash dividends declared per common share	$0.16	$0.15	$0.32	$0.30

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Six months ended June 30,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands, except per share data)
2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	4,372	--	4,372
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $466					(867)	(867)

Total comprehensive income						3,505

Exercise of stock options	1	968	--	--	--	969
Stock repurchase	--	--	(605)	--	--	(605)
Share-based compensation	--	124	--	--	--	124
Tax benefit from exercise of stock options	--	453	--	--	--	453
Dividends on common stock ($ 0.30 per common share)	--	--	--	(1,451)	--	(1,451)

Balance at June 30, 2007	$49	$69,505	$ (605)	$50,012	$(3,881)	$115,080

2008
Balance at December 31, 2007	$49	$70,123	$(10,189)	$53,194	$ (69)	$113,108
Net income	--	--	--	4,567	--	4,567
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $1,401					(2,604)	(2,604)

Reclassification adjustment, net of taxes of $85					(157)	(157)

Total comprehensive income						1,806

Exercise of stock options	--	476	--	--	--	476
Contingent payments related to
Macrolease acquisition	--	656	--	--	--	656
Stock repurchase	--	--	(1,866)	--	--	(1,866)
Share-based compensation	--	174	--	--	--	174
Tax benefit from exercise of stock options	--	187	--	--	--	187
Dividends on common stock ($ 0.16 per common share)	--	--	--	(1,447)	--	(1,447)

Balance at June 30, 2008	$49	$71,616	$(12,055)	$56,314	$(2,830)	$113,094

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2008	2007

	(In thousands)
Cash flows from operating activities:
Net income	$ 4,567	$ 4,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	(1,275)	(438)
Provision for loan and lease losses	1,255	200
Income from bank-owned life insurance	(517)	(511)
Share-based compensation	174	124
Net gains on lease sales	(254)	(490)
Gain on sale of available for sale securities, net	(242)	--
Proceeds from sales of leases	8,825	12,997
Leases originated for sale	(5,304)	(12,507)
(Increase) decrease in accrued interest receivable	930	(139)
Decrease in prepaid expenses and other assets	145	910
Increase (decrease) in other liabilities	(2,301)	(1,342)
Other, net	(24)	2

Net cash provided by operating activities	5,979	3,178

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(35,000)	(30,000)
Maturities and principal repayments	50,223	18,161
Mortgage-backed securities available for sale:
Purchases	(56,033)	--
Maturities and principal repayments	25,087	23,993
Proceeds from sales	13,097	--
Net (increase) decrease in loans and leases	(15,131)	14,874
Purchases of loans and leases, including purchased interest	(9,000)	(33,317)
Proceeds from sale of Federal Home Loan Bank of Boston stock	--	859
Capital expenditures for premises and equipment	(269)	(1,740)
Proceeds from sale of premises and equipment	36	--

Net cash used in investing activities	(26,990)	(7,170)

Cash flows from financing activities:
Net increase in deposits	25,734	9,284
Net decrease in overnight and short-term borrowings	(16,301)	(5,069)
Proceeds from long-term borrowings	30,000	80,710
Repayment of long-term borrowings	(23,774)	(98,962)
Exercise of stock options	476	969
Repurchase of common stock	(1,866)	(605)
Tax benefit from exercise of stock options	187	453
Dividends on common stock	(1,447)	(1,451)

Net cash provided by (used in) financing activities	13,009	(14,671)

Net decrease in cash and cash equivalents	(8,002)	(18,663)
Cash and cash equivalents at beginning of period	37,562	61,764

Cash and cash equivalents at end of period	$ 29,560	$ 43,101

Supplementary Disclosures:
Cash paid for interest	$ 20,678	$ 20,510
Cash paid for income taxes	2,350	2,065
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	(2,761)	(867)
Contingent payments related to Macrolease acquisition	656	--

See accompanying notes to unaudited consolidated financial statements


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

(3) Supplemental Executive Retirement Plans

      The Bank maintains Supplemental Executive Retirement Plans ("SERPs") for certain of its senior officers under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $332,000 and $285,000 for the six months ending June 30, 2008 and 2007, respectively. Accrued liabilities associated with the SERPs were $3.1 million and $2.8 million for June 30, 2008 and December 31, 2007, respectively.


(4) Recently Adopted Accounting Pronouncements

      In March 2006, the FASB Emerging Issues Task Force ("EITF") issued interpretive guidance in Issue 06-4 ("EITF 06-4"), in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under EITF 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS 106. Thus, companies are required to record an accrual for this postretirement benefit upon adoption of EITF 06-4. The adoption of EITF 06-4 on January 1, 2008 did not have an impact on the Company's consolidated financial statements.

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

      Level 2: Inputs other than quoted prices included within Level 1, Level 2 inputs are observable either directly or indirectly. These inputs include quoted prices in active or not active markets or inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs for an asset or liability. These inputs are used to determine fair value only when observable inputs are not available.


The Company did not make any changes to its valuation techniques during the six months ended June 30, 2008.

The following table summarizes the financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using

(In thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Available for sale securities	$333,812	--	$331,281	$2,531

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

      The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a private placement tranche of a collateralized debt obligation backed by trust preferred securities. There is limited trading in these securities and in comparable securities. The Level 3 security composing the January 1, 2008 balance was valued based upon market-maker bid level pricing estimates. Fair value for the security newly transferred to Level 3 was provided by an independent pricing service. Lack of current observable market demand for this security was the impetus for the transfer from Level 2 to Level 3.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs

Available for sale securities	(In thousands)

Balance, January 1, 2008	$ 974
Total unrealized losses included in other comprehensive loss	(85)
Purchases	--
Sales/Maturities	--
Transfers in and/out of Level 3	1,642

Balance, June 30, 2008	$2,531


The following table summarizes the financial assets measured at fair value on a non-recurring basis.

		Fair Value Measurements at June 30, 2008 Using

(In thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Collateral dependent impaired loans	$2,655	--	$2,655	--

      Impaired loans, which are measured for impairment using the fair value of the collateral (Level 2) for collateral dependent loans, were $3.3 million on June 30, 2008. On June 30, 2008, the valuation allowance for impaired loans was $634,000. The valuation allowance increased $148,000 during the first six months of 2008. In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of this standard.

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

      In December 2007, the FASB issued SFAS No.160, ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements upon adoption on Janaury 1, 2009.

      In March 2008, the FASB issued SFAS No. 161, ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements upon adoption on January 1, 2009.


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


      Because the Company's assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest rate risk." How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under "Interest Rate Risk" on page 33.

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 18.

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

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 85% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2007 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media as well as webbased advertising and promotions.

      For the six months ended June 30, 2008, approximately 80.1% of the Company's revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company are dependent upon on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit, market and operating risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007

Balance sheet data:
Total assets	$1,490,054	$1,490,720	$1,477,119	$1,492,695	$1,466,715
Loans and leases receivable	1,060,304	1,024,901	1,038,132	1,025,875	1,024,235
Securities available for sale	333,812	342,512	335,181	330,749	330,304
Core deposits (a)	662,888	658,557	640,717	637,290	641,164
Certificates of deposit	377,626	379,673	374,063	381,821	384,543
Borrowings	321,628	317,099	331,703	339,692	313,776
Total shareholders' equity	113,094	114,831	113,108	117,868	115,080

Core deposit ratio	63.7%	63.4%	63.1%	62.5%	62.5%

(a)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by $12.9 million since December 31, 2007. Total loans and leases increased by $22.2 million during the first six months of 2008, as the increase in commercial loans of $57.1 million, or 10.0%, was offset by decreases in the primarily purchased residential mortgage loan portfolio of $24.9 million, or 10.0%, and a decrease in consumer and other loans of $10.0 million, or 4.6%. Available for sale securities decreased $1.4 million, or 0.4%, since year-end. The Bank increased its core deposits by $22.2 million, or 3.5%, since year-end. Within this growth, savings accounts grew by $10.8 million, or 2.7%, and demand deposit accounts increased by $17.5 million, or 10.1%. Borrowings decreased by $10.1 million, or 3.0%, primarily from a decrease in customer retail repurchase agreements. Shareholders' equity as a percentage of total assets was 7.6% at June 30, 2008, a decrease from the December 31, 2007 ratio of 7.7%.

      The Company's financial position at June 30, 2008 as compared to the prior year quarter-end (June 30, 2007) reflects net growth of $36.1 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $88.1 million (up 16.2%). Consumer loans declined $14.1 million (down 6.4%) from the prior year quarter-end. The residential mortgage portfolio declined $37.9 million (down 14.5%) from June 30, 2007 as repayments exceeded new purchases. Also, available for sale securities at June 30, 2008 increased by $3.5 million (up 1.1%). Deposits have increased $14.8 million, or 1.4%, since the prior year quarter-end, with growth centered in savings accounts (up $38.6 million). This increase was offset by decreases in NOW accounts (down $7.1 million), certificate of deposit accounts (down $6.9 million), demand deposit accounts (down $8.3 million), and money market accounts (down $1.5 million). Borrowings have increased since June 30, 2007 by $7.9 million.


Financial Condition - Detailed Analysis

Investments

      Total investments consists of available for sale securities (investment securities and mortgage-backed securities ("MBSs"), stock in the FHLB and overnight investments. Total investments comprised $351.2 million, or 23.6% of total assets, at June 30, 2008, compared to $367.9 million, or 24.9% of total assets, at December 31, 2007, representing a decrease of $16.7 million, or 4.5%. All $333.8 million of investment securities and MBSs at June 30, 2008 were classified as available for sale and recorded at fair value. These available for sale securities carried a total of $4.4 million in net unrealized losses at the end of the quarter, compared to $106,000 of net unrealized losses at December 31, 2007.

      The Company's securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering that substantially all available for sale securities were rated "investment grade" with unrealized losses primarily caused by market interest rate changes. In addition, the Company has the intent and ability to hold all securities with unrealized losses until recovery or maturity. In making these other-than-temporary impairment determinations, management considers, among other things, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Also, management considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity. For the private placement mezzanine tranch of a collaterized debt obligation backed by trust preferred securities, the company also considered whether a market participant would anticipate that there has been an adverse change in estimated cash flows.

      The Company's available for sale securities are reported at fair value primarily utilizing observable inputs (Level 2 under SFAS 157). The Company obtains fair value measurements from independent pricing services, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the Treasury yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security's terms and conditions. The Company validates its valuation techniques by periodically performing procedures such as obtaining market values from other pricing sources. See also Note 4 - Recently Adopted Accounting Pronouncements in the accompanying notes to unaudited consolidated financial statements on page 8 for further discussion.

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first six months of 2008, the Company purchased $91.0 million of available for sale securities, while maturities/calls and principal repayments totaled $75.3 million. Additionally, in the first six months of 2008, the Company sold $13.1 million of mortgage-backed securities generating gross gains of $242,000. Fluctuations in market interest rates during the first six months of 2008 led to a large number of calls on the Company's investment holdings resulting in increased volume of investment and mortgage-backed security purchases compared to the first six months of 2007.

Loans and Leases

      Total loans and leases increased by $22.2 million since December 31, 2007 to stand at $1.06 billion at June 30, 2008. As a percentage of total assets, loans and leases increased to 71.2% at June 30, 2008, compared to 70.3% at December 31, 2007. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of June 30, 2008 is comprised of three broad categories: commercial loans and leases that aggregate $630.8 million, or 59.5% of the portfolio; residential mortgages that aggregate $223.8 million, or 21.1% of the portfolio; and consumer and other loans that aggregate $205.7 million, or 19.4% of the portfolio.

      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate loans, business lending, equipment leases, multi-family real estate, small business and construction


loans) increased $57.1 million, or 10.0%, during the first six months of 2008. During this period, new commercial commitments increased $47.3 million compared to the first six months of 2007.

      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $20.0 million, or 15.2%, while owner-occupied commercial real estate loans increased by $6.4 million, or 4.0%, since year-end.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2007, CRE loans have increased $21.5 million, or 11.6%, on a net basis.

      With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income based on demand. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these purchased leases. These "government" leases generally have maturities of five years or less. At June 30, 2008, leases comprised 10.5% of the commercial loan and lease portfolio, with $46.1 million of Macrolease-generated leases and $19.8 million of purchased government leases.

      At June 30, 2008, small business loans were $47.8 million, or 7.6% of the portfolio, compared to $45.8 million, or 8.0% of the portfolio at December 31, 2007. These loans reflect those historically originated by the Bank's small business lending group and branch system and now primarily originated by the Bank's branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

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

      Residential mortgage loans - During the first six months of 2008, residential mortgage loans decreased $24.9 million, or down 10.0%. During this period, the Bank originated $740,000 of mortgages for the portfolio and did not purchase any mortgages. Comparatively, during the first six months of 2007, the Bank purchased $25.2 million of mortgages and originated $143,000 of mortgages for its own portfolio. Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank employs one mortgage originator who supports the Bank's customer base. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. The Bank may purchase residential mortgage loans to utilize available cash flow as opportunities arise. At June 30, 2008, the Bank did not have any commitments to purchase residential mortgage loans within the next 60 days.

      Consumer loans - The consumer loan portfolio decreased $10.0 million, or 4.6%, during the first six months of 2008 as repayments of $22.6 million exceeded originations of $12.6 million. The decline in growth through June 30, 2008 was reflective of the softening of housing prices in the local market area over the past few years. The Company believes the softening prices and the general economic climate have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.


The following is a summary of loans and leases receivable:

	June 30, 2008	December 31, 2007

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 163,793	$ 157,431
Commercial and industrial	151,940	131,927
Commercial real estate - nonowner occupied	122,930	102,990
Small business	47,782	45,778
Multi-family	50,236	42,536
Construction	32,642	38,832
Leases and other (a)	65,921	58,702

Subtotal	635,244	578,196
Unearned lease income	(6,014)	(5,742)
Net deferred loan origination costs	1,543	1,214

Total commercial loans and leases	630,773	573,668

Residential mortgage loans:
One- to four-family adjustable rate	134,266	155,087
One- to four-family fixed rate	88,525	92,485

Subtotal	222,791	247,572
Premium on loans acquired	1,049	1,198
Net deferred loan origination fees	(39)	(42)

Total residential mortgage loans	223,801	248,728

Consumer loans:
Home equity - term loans	136,523	149,192
Home equity - lines of credit	65,456	62,357
Unsecured and other	2,431	2,774

Subtotal	204,410	214,323
Net deferred loan origination costs	1,320	1,413

Total consumer loans	205,730	215,736

Total loans and leases receivable	$1,060,304	$1,038,132

(a)	Included within commercial loans and leases were leases held for sale of $0 million at June 30, 2008 and $3.3 million at December 31, 2007.

Deposits

      Total deposits increased by $25.7 million, or 2.5%, during the first six months of 2008, from $1.01 billion, or 68.7% of total assets, at December 31, 2007, to $1.04 billion, or 69.8% of total assets, at June 30, 2008.

The following table sets forth certain information regarding deposits:

	June 30, 2008			December 31, 2007

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 59,937	5.7%	0.18%	$ 65,191	6.4%	0.60%
Money market accounts	5,197	0.5%	1.40%	6,054	0.6%	2.32%
Savings accounts	407,670	39.2%	1.59%	396,838	39.1%	3.01%
Certificate of deposit accounts	377,626	36.3%	3.39%	374,063	36.9%	4.46%

Total interest bearing deposits	850,430	81.7%	2.29%	842,146	83.0%	3.46%
Noninterest bearing accounts	190,084	18.3%	--	172,634	17.0%	--

Total deposits	$1,040,514	100.0%	1.86%	$1,014,780	100.0%	2.86%


      The overall composition of total deposits remained relatively the same during the first six months of the year. At June 30, 2008, core deposit accounts comprised 63.7% of total deposits, up moderately from 63.1% of total deposits at December 31, 2007. The Bank continued its strategy of emphasizing the normally lower cost core deposits over CDs. This strategy resulted in an increase in core deposits since December 31, 2007 of $22.2 million, or 3.5%.

      During the first six months of 2008, competition for deposits remained strong in the Company's market areas. During this period, the Bank increased its total deposits by $25.7 million as compared to December 31, 2007, with growth in most deposit categories. Savings and CD accounts grew $10.8 million and $3.6 million, respectively, over the past six months. By June 30, 2008, demand deposit accounts grew to $190.1 million, an increase of $17.5 million from $172.6 million at December 31, 2007. These increases offset the decline of NOW accounts of $5.3 million. At June 30, 2008, brokered CDs were $10.0 million, or 1.0% of total deposits, down from $20.0 million, or 2.0% of total deposits, at the prior year-end. The Bank may utilize brokered CDs if their rates are attractive compared to wholesale funding.

Borrowings

      Overnight and short-term borrowings decreased $16.3 million during the first six months of 2008 from the December 31, 2007 level of $66.8 million, with one larger customer retail repurchase agreement comprising the majority of this decline. Through the Bank's membership in the FHLB, the Company has access to a number of different funding structures. FHLB borrowings increased by $6.2 million from the December 31, 2007 amount of $241.5 million. Wholesale repurchase agreements remained constant with the December 31, 2007 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

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

      Nonperforming assets - At June 30, 2008, the Company had nonperforming assets of $7.0 million, which represented 0.47% of total assets. This compares to nonperforming assets of $4.1 million, or 0.28% of total assets, at December 31, 2007. Total nonperforming assets at June 30, 2008 consisted of nonaccrual loans and leases with commercial loans and leases aggregating $3.5 million, residential mortgage loans aggregating $3.3 million, consumer loans aggregating $49,000 and other real estate owned aggregating $125,000. Nonperforming assets at December 31, 2007 were comprised of nonaccrual residential and commercial loans.

      Included in nonaccrual loans and leases at June 30, 2008 were $3.3 million of impaired loans and leases, with specific impairment reserves against these loans of $634,000. At December 31, 2007, there were $3.0 million of impaired loans and leases with specific impairment reserves of $486,000. The increase in nonaccrual loans and leases since year-end relates primarily to residential mortgage loans.

The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company's loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in the first half of


2008. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

Delinquencies - At June 30, 2008, loan balances of $1.8 million were 60 to 89 days past due, down from $3.7 million at December 31, 2007.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	June 30, 2008	December 31, 2007

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$6,824	$4,012
Restructured loans and leases	34	37
Loans and leases past due 90 days or more, but still accruing	--	100
Impaired loans and leases (not included in nonaccrual loans and leases)	--	--

Total nonperforming loans and leases	6,858	4,149
Other real estate owned	125	--

Total nonperforming assets	$6,983	$4,149

Delinquent loans 60-89 days past due	$1,775	$3,702

Nonperforming loans and leases as a percent of total loans and leases	0.66%	0.40%
Nonperforming assets as a percent of total assets	0.47%	0.28%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.17%	0.36%

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

      At June 30, 2008, the Company had $10.2 million of assets that were classified as substandard. This compares to $9.5 million of assets that were classified as substandard at December 31, 2007. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At June 30, 2008, included in the assets that were classified as substandard were $3.3 million of performing loans. This compares to $5.3 million of adversely classified performing loans as of December 31, 2007. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. Management believes that the June 30, 2008 level of adversely classified assets is low relative to the size of the Company's loan and lease portfolio and as compared to peer institutions. If the current economic or market conditions continue to worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may further necessitate an increase to the provision for loan losses in future periods.


Allowance for Loan and Lease Losses

      During the first six months of 2008, the Company made additions to the allowance for loan and lease losses of $1.3 million and experienced net charge-offs of $713,000 compared to additions to the allowance for loan and lease losses of $200,000 and net charge-offs of $32,000 for the first six months of 2007. The net charge-offs were almost evenly divided between the residential mortgage and commercial loan portfolios. At June 30, 2008, the allowance for loan and lease losses stood at $13.2 million and represented 188.47% of nonperforming loans and 1.24% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.6 million, representing 304.2% of nonperforming loans and 1.22% of total loans and leases outstanding at December 31, 2007.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007

	(In thousands)

Balance at beginning of period	$12,619	$12,377
Loans charged-off:
Commercial loans and leases	(297)	(184)
Residential mortgage loans	(418)	(248)
Consumer and other loans	(50)	(96)

Total loans charged-off	(765)	(528)

Recoveries of loans previously charged-off:
Commercial loans and leases	42	32
Residential mortgage loans	--	--
Consumer and other loans	10	38

Total recoveries of loans previously charged-off	52	70

Net charge-offs	(713)	(458)
Provision for loan and lease losses charged against income	1,255	700

Balance at end of period	$13,161	$12,619

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	June 30, 2008	December 31, 2007

	(In thousands)

Loan category
Commercial loans and leases	$ 9,458	$ 8,786
Residential mortgage loans	1,238	1,002
Consumer and other loans	1,587	1,637
Unallocated	878	1,194

Total	$13,161	$12,619

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


factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. Based on this evaluation, management believes that the allowance for loan and lease losses, as of June 30, 2008, is appropriate.

      A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance, also referred to as unallocated allowance, is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $878,000 at June 30, 2008 compared to $1.2 million at December 31, 2007. Factored into the determination of the appropriateness of the non-specific allocation was the substantial growth of the commercial loan portfolio reflecting newly originated credits for which a general allocation was made and which management deemed to have a lower risk of loss in the near term.

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


Results of Operations - Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three-month periods indicated:

(In thousands, except per share data)	For the three-month periods ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007

Income statement data:
Net interest income	$11,428	$10,304	$10,459	$10,265	$10,292
Noninterest income	2,492	2,903	2,703	2,856	2,664
Noninterest expense	9,612	9,460	9,398	9,492	9,624
Net income	2,241	2,326	2,395	2,278	2,194

Per share data:
Diluted earnings per share	$ 0.48	$ 0.50	$ 0.50	$ 0.46	$ 0.44
Dividends per common share	0.16	0.16	0.16	0.16	0.15

Operating ratios:
Net interest margin	3.24%	2.97%	2.98%	2.91%	2.97%
Return on average assets	0.61%	0.64%	0.65%	0.61%	0.60%
Return on average equity	7.90%	8.23%	8.21%	7.79%	7.63%
Efficiency ratio	69.05%	71.63%	71.40%	72.34%	74.28%

      The Company's 2008 second quarter net income of $2.2 million decreased by $85,000, or 3.7%, from the prior quarter (three months ended March 31, 2008). Net income was up $47,000, or 2.1%, on a comparative quarter basis (as compared to the three months ended June 30, 2007). Diluted earnings per common share ("EPS") was down 4.0% on a linked-quarter basis (as compared to the three months ended March 31, 2008) and increased 9.0% as compared to the same quarter a year ago.

      The second quarter 2008 net interest income increased by $1.1 million, or 10.9%, as compared to the first quarter of 2008. The yield on earning assets declined 26 basis points ("bps"), while the cost of liabilities fell 61 bps. These decreases were due in large part to the 250 bps reduction in the Federal Funds rate in the first two quarters of 2008.

      Compared to the second quarter of 2007, net interest income increased by $1.1 million, or 11.0%, with decreases in the yield of earning assets of 49 bps being outpaced by decreases in the cost of funds of 93 bps. Available funds from deposit growth, loan repayments, maturities of securities and calls of investment securities were redeployed into commercial loan growth, investment securities and mortgage-backed securities. The Company's disciplined deposit pricing enabled the Company to expand its net interest margin on both a linked-quarter and comparative quarter basis.

      Noninterest income for the second quarter of 2008 decreased on a linked-quarter basis by $411,000. The first quarter 2008 benefited from a gain on the sale of available for sale securities of $242,000. There were no similar sales of securities in the second quarter of 2008. In addition, net gains on lease sales and commissions on loans originated for others declined by $119,000 and other income declined $86,000. Partially offsetting these decreases were higher commissions on nondeposit investment products, which were up $35,000. In comparison to the 2007 second quarter, noninterest income was down $172,000 . Net gains on lease sales and commissions on loans originated for others were down $236,000, due to a lack of buyers in the market, and loan related fees were also down $50,000. These declines were off set by an increase in service charges on deposit accounts, as well as an increase in commissions on nondeposit investment products.

      Noninterest expenses increased on a linked-quarter basis by $152,000, or 1.6%, with increases in professional fees, and higher other expenses. Second quarter 2008 noninterest expenses decreased $12,000,


or 0.1%, compared to the second quarter of 2007. Salaries and employee benefits costs declined $285,000, or 5.4%, compared to the second quarter a year ago. Expenses related to equipment, marketing and loan servicing declined $168,000. Within the net decrease in noninterest expenses were increases in professional services costs of $254,000, or 42.3%, loan workout cost of $85,000 and other expenses which were up $160,000.

      The Company's key operating ratios are return on average assets, return on average equity, and the efficiency ratio. For the second quarter of 2008, return on average assets was consistent while the return on average equity declined and the efficiency ratio improved 258 bps. All of these metrics improved compared to the second quarter of 2007. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its efforts to improve earnings and build shareholder value.

Results of Operations - Comparison of the Three Months Ended June 30, 2008 and 2007

Net Interest Income

      Net interest income for the quarter ended June 30, 2008 was up $1.1 million, or 11.0%, from the $10.3 million earned in the second quarter of 2007. The net interest margin for the second quarter of 2008 was 3.24%, up from the net interest margin for the 2007 period of 2.97%. Average earning assets were $28.2 million, or 2.0%, higher, and average interest-bearing liabilities were $28.9 million, or 2.5%, higher, than the comparable period a year earlier.

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

(In thousands)	For the three months ended June 30,

	2008			2007

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 9,142	$ 58	2.55%	$ 13,651	$ 185	5.43%
Investment securities	67,796	759	4.48%	119,917	1,534	5.12%
Mortgage-backed securities	277,700	3,455	4.98%	227,289	2,734	4.81%
Stock in the FHLB	15,671	156	4.00%	15,671	265	6.77%
Loans receivable:
Commercial loans and leases	606,019	9,742	6.46%	530,038	9,761	7.38%
Residential mortgage loans	229,245	3,037	5.30%	261,019	3,446	5.28%
Consumer and other loans	208,386	2,774	5.35%	218,195	3,390	6.23%

Total earning assets	1,413,959	19,981	5.67%	1,385,780	21,315	6.16%

Cash and due from banks	19,600			24,015
Allowance for loan and lease losses	(12,781)			(12,494)
Premises and equipment	13,294			14,706
Goodwill, net	12,019			11,317
Accrued interest receivable	4,744			5,833
Bank-owned life insurance	24,531			23,492
Prepaid expenses and other assets	7,292			9,206

Total assets	$1,482,658			$1,461,855

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Deposits:
NOW accounts	$ 61,563	$ 37	0.24%	$ 64,202	$ 100	0.63%
Money market accounts	5,414	19	1.42%	6,642	25	1.54%
Savings accounts	406,957	1,691	1.67%	370,475	2,667	2.89%
Certificate of deposit accounts	381,111	3,584	3.78%	384,989	4,450	4.64%
Overnight and short-term borrowings	52,168	212	1.64%	50,689	636	5.03%
Wholesale repurchase agreements	10,000	134	5.32%	10,000	134	5.32%
FHLB borrowings	243,567	2,650	4.38%	239,753	2,640	4.42%
Subordinated deferrable interest debentures	13,403	226	6.77%	18,558	371	8.00%

Total interest-bearing liabilities	1,174,183	8,553	2.93%	1,145,308	11,023	3.86%

Noninterest-bearing deposits	180,109			184,605
Other liabilities	14,278			16,672

Total liabilities	1,368,570			1,346,585

Shareholders' Equity:	114,088			115,270

Total liabilities and shareholders' equity	$1,482,658			$1,461,855

Net interest income		$11,428			$10,292

Net interest rate spread			2.74%			2.30%
Net interest rate margin			3.24%			2.97%


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

	Three Months Ended June 30, 2008 vs. 2007 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (78)	$ (49)	$ (127)
Investment securities	(148)	(627)	(775)
Mortgage-backed securities	93	628	721
Stock in the FHLB	(109)	--	(109)
Commercial loans and leases	(1,379)	1,360	(19)
Residential mortgage loans	11	(420)	(409)
Consumer and other loans	(479)	(137)	(616)

Total interest income	(2,089)	755	(1,334)

Interest expense:
NOW accounts	(59)	(4)	(63)
Money market accounts	(2)	(4)	(6)
Savings accounts	(1,217)	241	(976)
Certificate of deposit accounts	(822)	(44)	(866)
Overnight and short-term borrowings	(442)	18	(424)
Wholesale repurchase agreements	--	--	--
FHLB borrowings	(32)	42	10
Subordinated deferrable interest debentures	(52)	(93)	(145)

Total interest expense	(2,626)	156	(2,470)

Net interest income	$ 537	$ 599	$ 1,136

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.4 million for the quarter ended June 30, 2008, compared to $4.7 million for the 2007 period. The decrease in total investment income of $290,000, or 6.1%, was primarily attributable to lower average balances.

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

      Interest Income - Loans and Leases - Interest from loans and leases was $15.6 million for the quarter ended June 30, 2008, and represented a yield on total loans and leases of 5.98%. This compares to $16.6 million of interest, and a yield of 6.59%, for the second quarter of 2007. Interest income decreased $1.0 million, or 6.3%, with the decrease in yield on loans and leases of 61 bps partially offset by the increase in the average balance of loans and leases of $34.4 million, or 3.4%.

      The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2007 as follows: commercial loans and leases increased $76.0 million, or 14.3%, residential mortgage loans decreased $31.8 million, or 12.2%, while consumer and other loans decreased $9.8 million, or 4.5%. Changes in the average yields from the second quarter of 2007 were as follows: commercial loans


and leases decreased 92 bps, to 6.46%, and consumer and other loans decreased 88 bps, to 5.35%, while residential mortgage loans increased 2 bps, to 5.30%.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $2.4 million, or 22.4%, to $8.6 million for the three months ended June 30, 2008, down from $11.0 million for the same period during 2007. The overall average cost for interest-bearing liabilities decreased 93 bps to 2.93% for the second quarter of 2008, compared to 3.86% for the second quarter of 2007. The average balance of total interest-bearing liabilities for the three months ended June 30, 2008 was $1.17 billion, up from $1.15 billion for the same period during 2007.

      The growth in deposit average balances was centered in savings accounts (up $36.5 million, or 9.9%). The increase was somewhat countered by decreases in CDs (down $3.9 million, or 1.0%), NOW accounts (down $2.6 million, or 4.1%) and money market accounts (down $1.2 million, or 18.5%).

      Borrowings increased as compared to the second quarter of 2007, with increases in customer short-term borrowings (up $1.5 million, or 2.9%) and FHLB funding (up $3.8 million, or 1.6%). The average balance of subordinated deferrable interest debentures declined $5.2 million, or 27.8%, resulting from the Company's September 2007 redemption of the subordinated deferrable interest debentures held by BRI Statutory Trust II.

      The decrease in deposit and borrowing costs was primarily attributable to the reduction in the Federal Funds rate by 250 bps in the first two quarters of 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company's market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company's ability to reduce its deposit and borrowing costs as quickly as benchmark rates decrease.

      Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $970,000 for the quarter ended June 30, 2008, up $870,000 from the second quarter of 2007. The Bank made additions to the allowance for loan and lease losses during the second quarter of 2008 in response to growth in the commercial loan portfolio, higher charge-offs compared to the prior year second quarter, increased nonperforming loans since December 31, 2007 and general economic conditions.

      Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for each quarter. As the loan portfolio continues to grow and mature, and if economic conditions worsen, management believes it possible that the level of nonperforming assets may increase, which in turn may lead to increases in the provision for loan and lease losses. Also see discussion under "Allowance for Credit Losses."

Noninterest Income

      Total noninterest income decreased $172,000, or 6.5%, to $2.5 million for the second quarter of 2008, from $2.7 million for the second quarter of 2007. Commissions on nondeposit investment products increased by $74,000, or 43.3%, compared to the second quarter of 2007. Also, service charges on deposit accounts increased compared to the second quarter of 2007, with an increase of $60,000, or 4.3%, primarily due to an increase in cash management account fees and deposit fee enhancement programs. These increases were offset by lower gains on lease sales and loan commissions, which were down $236,000, or 70.2%.


Noninterest Expense

      Noninterest expense for the second quarter of 2008 of $9.6 million remained relatively consistent year-over-year. Noninterest expense decreased $12,000, or 0.1%, compared to the second quarter of 2007. This moderate decrease reflected the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs decreased $285,000, or 5.4%, compared to the second quarter a year ago, with savings in salaries expense due to reallocation of positions in the Company's retail branch network, outsourcing of internal audit, as well as in its back-office operations area. Additionally, equipment costs declined by $68,000, or 20.4%, compared to the second quarter a year ago. In the second quarter of 2008, marketing costs declined $58,000, or 13.6%. The Company also had decreases in loan servicing, occupancy and data processing costs.

      Professional services expenses increased $254,000, or 42.3%, on a net basis, reflecting an increase in legal costs, outsourcing of the internal audit function and investor relations costs surrounding the Company's contested election for its Board of Directors. Loan workout costs increased in the second quarter of 2008 compared to the same period a year ago by $85,000, reflective of increased nonperforming loans.

      Other miscellaneous expenses increased by $160,000, or 13.8%, compared to the same period a year ago. This net increase was primarily driven by increases in FDIC insurance costs of $132,000 being partially offset by lower investment sweep expenses of $63,000. Overall, with the net decrease in noninterest expenses, the Company improved its efficiency ratio in the second quarter of 2008 to 69.05% from 74.28% in the second quarter of 2007.

Income Tax Expense

      Income tax expense of $1.1 million was recorded for the three months ended June 30, 2008, compared to $1.0 million for the same period during 2007. This represented total effective tax rates of 32.8% and 32.1%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

Results of Operations - Comparison of the Six Months Ended June 30, 2008 and 2007

General

      Net income for the first six months of 2008 increased $195,000, or 4.5%, to $4.6 million, or $0.99 per diluted common share from $4.4 million, or $0.88 per diluted common share for the first six months of 2007.

Net Interest Income

      For the six months ended June 30, 2008, net interest income was $21.7 million, compared to $20.5 million for the 2007 period. The net interest margin for the first six months of 2008 was 3.11%, up from the net interest margin for the 2007 period of 2.97%. The increase in net interest income of $1.2 million, or 5.9%, was attributable to the growth of higher yielding commercial assets and lower cost of funding. Average earning assets were $16.9 million, or 1.2%, higher, and average interest-bearing liabilities were $22.0 million, or 1.9%, higher than the comparable period a year earlier.


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

(In thousands)	Six Months Ended June 30,

	2008			2007

Asset	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 15,954	$ 255	3.21%	$ 17,490	$ 472	5.44%
Investment securities	63,242	1,460	4.62%	113,800	2,867	5.04%
Mortgage-backed securities	268,457	6,687	4.98%	233,229	5,603	4.80%
Stock in the FHLB	15,671	393	5.04%	15,776	546	6.97%
Loans receivable:
Commercial loans and leases	590,754	19,548	6.65%	525,606	19,240	7.37%
Residential mortgage loans	236,463	6,333	5.36%	260,867	6,947	5.33%
Consumer and other loans	211,240	5,837	5.56%	218,108	6,742	6.23%

Total earning assets	1,401,781	40,513	5.80%	1,384,876	42,417	6.15%

Cash and due from banks	23,194			23,650
Allowance for loan and lease losses	(12,734)			(12,443)
Premises and equipment	13,440			14,731
Goodwill, net	11,944			11,317
Accrued interest receivable	4,991			5,759
Bank-owned life insurance	24,405			23,363
Prepaid expenses and other assets	7,180			9,486

Total assets	$1,474,201			$1,460,739

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Deposits:
NOW accounts	$ 60,744	$ 105	0.35%	$ 64,243	$ 201	0.63%
Money market accounts	5,750	48	1.68%	6,651	63	1.91%
Savings accounts	400,108	4,178	2.10%	366,032	5,139	2.83%
Certificate of deposit accounts	377,438	7,692	4.10%	388,547	8,890	4.61%
Overnight and short-term borrowings	57,150	644	2.27%	52,069	1,303	5.05%
Wholesale repurchase agreements	10,000	269	5.32%	12,873	330	5.11%
FHLB borrowings	244,558	5,370	4.42%	238,177	5,231	4.43%
Subordinated deferrable interest debentures	13,403	476	7.12%	18,558	740	7.98%

Total interest-bearing liabilities	1,169,151	18,782	3.23%	1,147,150	21,897	3.85%

Noninterest-bearing deposits	175,375			182,704
Other liabilities	15,911			16,723

Total liabilities	1,360,437			1,346,577

Shareholders' Equity:	113,764			114,162

Total liabilities and shareholders' equity	$1,474,201			$1,460,739

Net interest income		$21,731			$20,520

Net interest rate spread			2.57%			2.30%
Net interest rate margin			3.11%			2.97%


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

	Six Months Ended June 30, 2008 vs. 2007 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (179)	$ (38)	$ (217)
Investment securities	(202)	(1,205)	(1,407)
Mortgage-backed securities	207	877	1,084
Stock in the FHLB	(149)	(4)	(153)
Commercial loans and leases	(2,129)	2,437	308
Residential mortgage loans	39	(653)	(614)
Consumer and other loans	(732)	(173)	(905)

Total interest income	(3,145)	1,241	(1,904)

Interest expense:
NOW accounts	(86)	(10)	(96)
Money market accounts	(7)	(8)	(15)
Savings accounts	(1,413)	452	(961)
Certificate of deposit accounts	(959)	(239)	(1,198)
Overnight and short-term borrowings	(776)	117	(659)
Wholesale repurchase agreements	13	(75)	(62)
FHLB borrowings	(25)	164	139
Subordinated deferrable interest debentures	(76)	(188)	(264)

Total interest expense	(3,329)	213	(3,116)

Net interest income	$ 184	$ 1,028	$ 1,212

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $8.8 million for the six months ended June 30, 2008, compared to $9.5 million for the 2007 period. The decrease in total investment income of $693,000, or 7.3%, was primarily attributable to lower average balances.

      Interest Income - Loans and Leases - Interest from loans and leases was $31.7 million for the six months ended June 30, 2008, and represented a yield on total loans and leases of 6.13%. This compares to $32.9 million of interest, and a yield of 6.59%, for the same period a year ago. Interest income decreased $1.2 million, or 3.7%, with the decrease in yield on loans and leases of 46 bps partially offset by the increase in the average balance of loans and leases of $33.9 million, or 3.4%.

      The average balance of the various components of the loan and lease portfolio changed compared to the same period in 2007 as follows: commercial loans and leases increased $65.1 million, or 12.4%, while residential mortgage loans decreased $24.4 million, or 9.4%, and consumer and other loans decreased $6.9 million, or 3.2%. Changes in the average yields from the first six months of 2007 were as follows: commercial loans and leases decreased 72 bps, to 6.65%, and consumer and other loans decreased 67 bps, to 5.56%, while residential mortgage loans increased 3 bps, to 5.36%.

      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $3.1 million, or 14.2%, to $18.8 million for the six months ended June 30, 2008, from $21.9 million for the same period during 2007. The overall average cost for interest-bearing liabilities decreased 62 bps to 3.23% for the


first six months of 2008, compared to 3.85% for the first six months of 2007. The average balance of total interest-bearing liabilities increased $22.0 million, from $1.15 billion for the first six months of 2007 to $1.17 billion for the first six months of 2008. The growth in deposit average balances was centered primarily in savings accounts (up $34.1 million, or 9.3%). Offsetting the increase in savings accounts were decreases in CDs (down $11.1 million, or 2.9%), NOW accounts (down $3.5 million, or 5.4%) and money market accounts (down $901,000, or 13.6%).

      Borrowings increased for the first six months of 2008 compared to the prior year, with increases in short-term borrowings (up $5.1 million, or 9.8%), and FHLB borrowings (up $6.4 million, or 2.7%), slightly offset by a decrease in wholesale repurchase agreements (down $2.9 million, or 22.3%).

Provision for Loan and Lease Losses

      For the six months ended June 30, 2008, the provision for loan and lease losses was $1.3 million, up from the $200,000 recorded during the same period in 2007. The Bank made additions to the allowance for loan and lease losses during the first six months of 2008 primarily in response to higher charge-offs, increased commercial growth, increased nonperforming loans since December 31, 2007 and general economic conditions. Additions to the allowance for loan and lease losses during the first six months of 2007 were primarily in response to growth of the commercial loan and lease portfolio and concern for general economic conditions.

Noninterest Income

      Total noninterest income increased $169,000, or 3.2%, to $5.4 million for the first six months of 2008 as compared to the same period in 2007. In 2008, gain on sale of securities was $242,000. There were no gains on sales of securities in the first six months of 2007. In addition, the company experienced an increase in commissions on nondeposit investment products (up $164,000, or 56.4%) and service charges on deposit accounts (up $179,000, or 6.6%). This was offset by lower gains on lease sales and reduced loan commissions. Service charges remain the largest source of noninterest income for the Company.

Noninterest Expense

      Noninterest expense for the first six months of 2008 remained relatively consistent year-over-year at $19.1 million. Noninterest expenses decreased $63,000, or 0.3%, which is reflective of the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs declined $408,000, or 3.9%, in the first six months of 2008 as compared to the same period in 2007. Additionally, equipment expenses decreased by $93,000, or 13.9%, and occupancy costs decreased $73,000, or 4.1%. Included within the net decrease in noninterest expenses were increases in professional services expenses of $237,000, or 18.9%, primarily due to costs related to the outsourcing of internal audit, legal fees and costs incurred in connection with the Company's contested election for its Board of Directors. Other miscellaneous expenses increased $188,000, or 8.4%, from a year ago, with increases in FDIC insurance and data communication expenses. The Company's efficiency ratio decreased from 74.32% during the first six months of 2007 to 70.31% in 2008.

Income Tax Expense

      Income tax expense of $2.2 million was recorded for the six months ended June 30, 2008, compared to $2.0 million for the same period during 2007. This represented total effective tax rates of 32.8% and 31.8%, respectively. Tax-favored income from BOLI, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.


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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2008, overnight investments, investment securities and MBSs available for sale amounted to $335.6 million, or 22.5% of total assets. This compares to $352.3 million, or 23.8% of total assets at December 31, 2007. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company was $113.1 million at June 30, 2008 and December 31, 2007. Net income of $4.6 million, proceeds from the exercise of stock options and related tax effects of $663,000, contingent share payments of $656,000 and non-cash share-based compensation of $174,000 were offset by a decrease in accumulated other comprehensive income of $2.8 million (attributable to increases in net unrealized losses on investments and MBSs), dividend payments of $1.4 million and stock repurchases of $1.9 million.

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


As of June 30, 2008, the Company and the Bank met all applicable minimum capital requirements and were considered "well capitalized" by both the FRB and the FDIC.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At June 30, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$116,904	7.95%	$58,817	4.00%	$ 73,521	5.00%
Tier I capital (to risk weighted assets)	116,904	11.35%	41,216	4.00%	61,825	6.00%
Total capital (to risk weighted assets)	129,781	12.60%	82,433	8.00%	103,041	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$115,867	7.89%	$58,736	4.00%	$ 73,420	5.00%
Tier I capital (to risk weighted assets)	115,867	11.25%	41,195	4.00%	61,793	6.00%
Total capital (to risk weighted assets)	128,744	12.50%	82,390	8.00%	102,988	10.00%

At December 31, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,403	7.87%	$58,119	4.00%	$ 72,649	5.00%
Tier I capital (to risk weighted assets)	114,403	11.06%	41,361	4.00%	62,042	6.00%
Total capital (to risk weighted assets)	127,022	12.28%	82,722	8.00%	103,403	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$112,323	7.72%	$58,165	4.00%	$ 72,706	5.00%
Tier I capital (to risk weighted assets)	112,323	10.87%	41,325	4.00%	61,987	6.00%
Total capital (to risk weighted assets)	124,942	12.09%	82,650	8.00%	103,312	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of June 30, 2008, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning July 1, 2008:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (535)	-1.1%
Down 200 bps	(268)	-0.5%

Subsequent Twelve Month Period:

Up 200 bps	$(1,180)	-2.4%
Down 200 bps	(2,736)	-5.6%


      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2008, the Company's one year cumulative gap was a positive $39.7 million, or 2.7% of total assets.

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


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company, through its Macrolease subsidiary, purchased substantially all of the operating assets of DWW Leasing Corp. (formerly Macrolease International Corporation) (the "Seller") pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the "Agreement"). Pursuant to the terms of the Agreement, on June 30, 2008, the Company issued 8,605 shares of its common stock to the shareholders of the Seller, which shares represented additional consideration contingent upon Macrolease achieving certain performance goals for the remainder of a three year performance period (which expires on April 29, 2009). These additional shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 23,123 additional shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals pursuant to an earn-out through 2010. The Company has filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller, which registration statement was declared effective on July 12, 2005.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have taken place.

Item 4. Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Shareholders held May 21, 2008, holders of common stock elected the Board's nominees to the Board of Directors and ratified the appointment of independent registered public accountants.

The vote for Class III director nominees with terms expiring in 2011 was:

	FOR	WITHHOLD

CLASS III DIRECTORS:

Anthony F. Andrade	2,670,966	49,176
Malcolm G. Chace	4,136,147	48,316
Ernest J. Chornyei, Jr.	4,131,597	52,866
Edward J. Mack II	2,662,716	57,426
Merrill W. Sherman	2,670,650	49,492

	FOR	WITHHOLD

Daniel J. Mullane	1,462,348	1,973
Richard J. Lashley	1,462,348	1,973
John W. Palmer	1,462,348	1,973


The vote for ratifying the appointment of KPMG LLP as independent public accountants for the Company was:

FOR	AGAINST	ABSTAIN

4,170,121	9,430	4,912

Item 5. Other Information

No information to report.

Item 6. Exhibits

10.9	Employment Agreement between Mark J. Meiklejohn, Bancorp Rhode Island, Inc. and Bank Rhode Island dated as of April 28, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

August 8, 2008	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

August 8, 2008	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
