Form 10-Q
period 2008-09-30
BANCORP RHODE ISLAND INC
filed 2008-11-10
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Quarterly Report Under Section 13 of the Securities Exchange Act of 1934)

For the quarter ended: September 30, 2008

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 5, 2008:

Common Stock - Par Value $0.01	4,569,204 shares
(class)	(outstanding)


Bancorp Rhode Island, Inc. Quarterly Report on Form 10-Q Table of Contents

Description		Page Number

Cover Page		1
Table of Contents		2

Part I - Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
Item 4.	Controls and Procedures	35

Part II - Other Information

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
	Signature Page	37

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


BANCORP RHODE ISLAND, INC. Consolidated Balance Sheets (unaudited)

	September 30, 2008	December 31, 2007

	(In thousands)

ASSETS:
Cash and due from banks	$28,500	$20,465
Overnight investments	805	17,097

Total cash and cash equivalents	29,305	37,562

Investment securities available for sale (amortized cost of $62,750 and
$77,193, respectively)	60,624	76,986
Mortgage-backed securities available for sale (amortized cost of
$275,972 and $258,094, respectively)	272,807	258,195

Total securities available for sale	333,431	335,181
Stock in Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	639,608	573,668
Residential mortgage loans	215,118	248,728
Consumer and other loans	206,013	215,736

Total loans and leases receivable	1,060,739	1,038,132
Allowance for loan and lease losses	(14,199)	(12,619)

Net loans and leases receivable	1,046,540	1,025,513
Premises and equipment, net	12,990	13,721
Goodwill, net	12,019	11,772
Accrued interest receivable	5,664	6,557
Investment in bank-owned life insurance	24,969	24,186
Prepaid expenses and other assets	9,391	6,956

Total assets	$1,489,980	$1,477,119

LIABILITIES:
Deposits:
Demand deposit accounts	$181,323	$172,634
NOW accounts	56,207	65,191
Money market accounts	3,968	6,054
Savings accounts	373,587	396,838
Certificate of deposit accounts	407,069	374,063

Total deposits	1,022,154	1,014,780
Overnight and short-term borrowings	55,776	66,795
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	259,683	241,505
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	14,738	17,528

Total liabilities	1,375,754	1,364,011

SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares:
Issued and outstanding: none	--	--
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,926,420 shares and 4,867,121 shares, respectively	49	49
Additional paid-in capital	71,810	70,123
Treasury stock, at cost (352,250 and 305,200 shares, respectively)	(12,055)	(10,189)
Retained earnings	57,861	53,194
Accumulated other comprehensive loss, net	(3,439)	(69)

Total shareholders' equity	114,226	113,108

Total liabilities and shareholders' equity	$1,489,980	$1,477,119

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(In thousands, except per share data)

Interest and dividend income:
Loans and leases	$15,751	$17,134	$47,469	$50,063
Available for sale securities	4,261	4,197	12,408	12,667
Federal Home Loan Bank of Boston stock dividends	119	254	512	800
Overnight investments	6	365	261	837

Total interest and dividend income	20,137	21,950	60,650	64,367

Interest expense:
Deposits	4,773	7,573	16,796	21,866
Overnight and short-term borrowings	209	703	853	2,006
Wholesale repurchase agreements	136	136	404	466
Federal Home Loan Bank of Boston borrowings	2,864	2,767	8,234	7,998
Subordinated deferrable interest debentures	234	506	710	1,246

Total interest expense	8,216	11,685	26,997	33,582

Net interest income	11,921	10,265	33,653	30,785
Provision for loan and lease losses	1,515	290	2,770	490

Net interest income after provision for loan and lease losses	10,406	9,975	30,883	30,295

Noninterest income:
Service charges on deposit accounts	1,469	1,386	4,352	4,090
Income from bank-owned life insurance	266	264	783	775
Commissions on nondeposit investment products	174	146	629	437
Gain on sale of available for sale securities	168	254	410	254
Loan related fees	136	119	443	468
Net gains on lease sales and commissions on loans originated for others	55	295	374	1,018
Impairment of available for sale securities	(219)	--	(219)	--
Other income	284	392	956	1,040

Total noninterest income	2,333	2,856	7,728	8,082

Noninterest expense:
Salaries and employee benefits	5,067	5,316	15,206	15,863
Occupancy	899	882	2,628	2,684
Professional services	709	446	2,198	1,698
Data processing	697	691	2,124	2,129
Marketing	367	347	1,100	1,147
Equipment	233	337	807	1,004
Loan servicing	185	220	503	606
Loan workout and other real estate owned	78	43	314	47
Other expenses	1,069	1,210	3,496	3,449

Total noninterest expense	9,304	9,492	28,376	28,627

Income before income taxes	3,435	3,339	10,235	9,750
Income tax expense	1,111	1,061	3,344	3,100

Net income	$2,324	$2,278	$6,891	$6,650

Weighted average common shares outstanding - basic	4,567	4,818	4,562	4,824
Weighted average common shares outstanding - diluted	4,629	4,925	4,633	4,954

Per share data:
Basic earnings per common share	$0.51	$0.47	$1.51	$1.38
Diluted earnings per common share	$0.50	$0.46	$1.49	$1.34
Cash dividends declared per common share	$0.17	$0.16	$0.49	$0.46

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Changes in Shareholders' Equity (unaudited)

Nine months ended September 30,	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

	(In thousands, except per share data)
2007
Balance at December 31, 2006	$48	$67,960	$ --	$47,091	$(3,014)	$112,085
Net income	--	--	--	6,650	--	6,650
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(624)					1,159	1,159

Total comprehensive income						7,809

Exercise of stock options	1	1,311	--	--	--	1,312
Stock repurchase	--	--	(1,874)	--	--	(1,874)
Share-based compensation	--	225	--	--	--	225
Tax benefit from exercise of stock options	--	483	--	--	--	483
Dividends on common stock ($ 0.46 per common share)	--	--	--	(2,172)	--	(2,172)

Balance at September 30, 2007	$49	$69,979	$(1,874)	$51,569	$(1,855)	$117,868

2008
Balance at December 31, 2007	$49	$70,123	$(10,189)	$53,194	$ (69)	$113,108
Net income	--	--	--	6,891	--	6,891
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $1,748					(3,246)	(3,246)

Reclassification adjustment for net gains included in net income, net of taxes of $67					(124)	(124)

Total comprehensive income						3,521

Exercise of stock options	--	555	--	--	--	555
Contingent payments related to
Macrolease acquisition	--	656	--	--	--	656
Stock repurchase	--	--	(1,866)	--	--	(1,866)
Share-based compensation	--	287	--	--	--	287
Tax benefit from exercise of stock options	--	189	--	--	--	189
Dividends on common stock ($ 0.49 per common share)	--	--	--	(2,224)	--	(2,224)

Balance at September 30, 2008	$49	$71,810	$(12,055)	$57,861	$(3,439)	$114,226

See accompanying notes to unaudited consolidated financial statements


BANCORP RHODE ISLAND, INC. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

	2008	2007

	(In thousands)
Cash flows from operating activities:
Net income	$ 6,891	$ 6,650
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion, net	(2,111)	(812)
Provision for loan and lease losses	2,770	490
Income from bank-owned life insurance	(783)	(775)
Share-based compensation	287	225
Net gains on lease sales	(287)	(860)
Gain on sale of available for sale securities	(410)	(254)
Impairment of available for sale securities	219	--
Proceeds from sales of leases	9,538	17,597
Leases originated for sale	(5,985)	(16,737)
(Increase) decrease in accrued interest receivable	893	(387)
(Increase) decrease in prepaid expenses and other assets	(267)	1,505
Increase (decrease) in other liabilities	(2,381)	2,530

Net cash provided by operating activities	8,374	9,172

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(41,015)	(40,000)
Maturities and principal repayments	55,230	20,661
Proceeds from sales	--	254
Mortgage-backed securities available for sale:
Purchases	(75,877)	--
Maturities and principal repayments	35,882	34,129
Proceeds from sales	22,548	--
Net (increase) decrease in loans and leases	(15,048)	13,274
Purchases of loans and leases, including purchased interest	(9,000)	(33,317)
Proceeds from disposition of other real estate owned	--	590
Proceeds from sale of Federal Home Loan Bank of Boston stock	--	859
Capital expenditures for premises and equipment, net	(538)	(1,960)

Net cash used in investing activities	(27,818)	(5,510)

Cash flows from financing activities:
Net increase in deposits	7,374	2,688
Net increase (decrease) in overnight and short-term borrowings	(11,019)	16,706
Proceeds from long-term borrowings	43,400	100,710
Repayment of long-term borrowings	(25,222)	(109,666)
Redemption of capital trust securities	--	(5,155)
Exercise of stock options	555	1,312
Repurchase of common stock	(1,866)	(1,874)
Tax benefit from exercise of stock options	189	483
Dividends on common stock	(2,224)	(2,172)

Net cash provided by financing activities	11,187	3,032

Net increase (decrease) in cash and cash equivalents	(8,257)	6,694
Cash and cash equivalents at beginning of period	37,562	61,764

Cash and cash equivalents at end of period	$ 29,305	$ 68,458

Supplementary Disclosures:
Cash paid for interest	$ 29,067	$ 33,056
Cash paid for income taxes	3,150	3,305
Non-cash investing and financing transactions:
Other comprehensive income (loss), net of taxes	(3,370)	1,159
Contingent share payments related to Macrolease acquisition	656	--
Transfer of loans to OREO	352	587

See accompanying notes to unaudited consolidated financial statements


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

      The unaudited interim consolidated financial statements of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Prior period amounts are reclassified whenever necessary to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

(3) Recently Adopted Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued interpretive guidance in Issue No. 06-4, in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under Statements of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under EITF No. 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106. Thus, companies are required to record an accrual for this postretirement benefit upon adoption of EITF No. 06-4. The adoption of EITF No. 06-4 on January 1, 2008 did not have an impact on the Company's consolidated financial statements.


      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company's consolidated financial statements. In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active and was effective October 10, 2008. The guidance in FSP No. 157-3 was considered in determining the fair value of the trust preferred security that was written down for an other-than-temporary impairment charge of $219,000.

      SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

      SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about what assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company did not make any changes to its valuation techniques during the nine months ended September 30, 2008.


The following table summarizes the financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008 Using

(In thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Available for sale securities	$333,431	--	$331,572	$1,859

      Available for sale securities are reported at fair value primarily utilizing observable inputs (Level 2). The Company obtains fair value measurements from independent pricing services, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the U.S. Treasury ("the Treasury") yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security's terms and conditions.

      The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a collateralized debt obligation backed by trust preferred securities. There is limited and likely distressed trading in these and comparable securities due to recent economic conditions. Fair value for the securities was provided by an independent pricing service employing The Bond Market Association's standard calculations for cashflow and price/yield analysis, and benchmark bond pricing and bond-specific terms and conditions from various sources. The fair values were based on individual security characteristics (issuer, coupon, maturity, call/put/sinking fund provisions, rating, etc.) and the current market conditions (the Treasury curve, Federal Funds rate, yield/spread relationships, floating rate indices, historic and consensus prepayment rates, nominal and option adjusted spreads and volatilities, etc.) as of the reporting date. The Company validated the independent pricing services' fair values by evaluating the material assumptions used and obtaining and comparing additional fair value pricing from other broker sources.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs

Available for sale securities	(In thousands)

Balance, January 1, 2008	$ 974
Increase in unrealized holding losses	(538)
Transfers to Level 3	1,642
Other-than-temporary impairment	(219)

Balance, September 30, 2008	$1,859


The following table summarizes the financial assets measured at fair value on a non-recurring basis.

		Fair Value Measurements at September 30, 2008 Using

(In thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Collateral dependent impaired loans	$3,308	--	$3,308	--

      Impaired loans were $6.7 million on September 30, 2008. Impaired loans are measured for impairment using the fair value of the collateral (Level 2) for collateral dependent loans. On September 30, 2008, the valuation allowance for impaired loans was $952,000. The valuation allowance increased by $466,000 during the first nine months of 2008 from $486,000 at December 31, 2007.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of this standard.

      In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

(4) Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (Revised 2007)." SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, "Accounting for Contingencies." The Company does not expect the adoption of SFAS No. 141(R) on January 1, 2009 to have a material impact on its consolidated financial statements.


      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 on January 1, 2009 to have a material impact on its consolidated financial statements; however it will significantly impact the accounting for acquisitions, if any, after January 1, 2009.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 on January 1, 2009 to have a material impact on its consolidated financial statements.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. SFAS No. 162 shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

      In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. This FSP is for fiscal years and interim periods beginning after December 15, 2008 and is to be applied on a retrospective basis to all periods presented. Early application is prohibited. In the first quarter of 2008, the Company granted restricted stock which includes nonforfeitable rights to dividends. Accordingly, restricted stock awarded since the beginning of 2008 will be considered participating securities and will be included in the earnings per share calculation upon the adoption of this FSP. The Company does not expect the adoption of this FSP on January 1, 2009 to have a material impact on earnings per share or any impact on financial position or results of operations.

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

Overview

      The primary drivers of the Company's operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities ("net interest margin"), and the quality of the Company's assets.

      The Company's net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis tables shown on page 26. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 25.

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

      The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the "credit risk" that the Company takes on in the ordinary course of business and is further discussed under "Financial Condition - Asset Quality" on page 19.

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

      The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the Bank's first acquisition, acquiring the operations of an equipment leasing company located in Long Island, New York ("Macrolease"). The Bank is using the Macrolease platform to increase the Bank's portfolio of equipment leases, as well as to generate additional income by originating equipment leases for third parties.

      The deposit market in Rhode Island is highly concentrated. The State's three largest banks have an aggregate market share of approximately 87% in Providence and Kent Counties, the Bank's primary marketplace (based upon June 2008 FDIC statistics, excluding one bank that draws its deposits primarily from the internet). Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media as well as web-based advertising and promotions.

      For the nine months ended September 30, 2008, approximately 81.3% of the Company's revenues (defined as net interest income plus noninterest income) were derived from its level of net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company are dependent upon on its ability to maintain and expand its net interest margin, while minimizing its exposure to credit, market and operating risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.


Recent Developments

      The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have resulted in major issues for financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

      In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U. S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.

      In addition, the Treasury announced that it has been authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U. S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock or trust preferred securities for three years without the consent of the Treasury. The Company is assessing whether to participate in the TARP Capital Purchase Program. Applications must be filed no later than November 14, 2008.

      Further, after receiving a recommendation from the boards of the FDIC and the Federal Reserve System ("Federal Reserve"), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits. The debt guarantee is limited to 125% of the amount of an institution's senior unsecured debt outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The FDIC will determine, on a case by case basis, the maximum amount of debt that can be issued under the guarantee by eligible institutions (such as the Company) without senior unsecured debt outstanding at September 30, 2008. The Company is assessing whether to participate in the debt guarantee program, but does not expect participation (or nonparticipation) in this program will have a material impact on its financial condition or operations. The Company intends to participate in the transaction deposit guarantee program and bear the additional cost to fully insure its noninterest bearing transaction deposits.

      It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U.S. and global financial markets.


Financial Condition - Executive Summary

Selected balance sheet data is presented in the table below as of the dates indicated:

(In thousands)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

Balance sheet data:
Total assets	$1,489,980	$1,490,054	$1,490,720	$1,477,119	$1,492,695
Loans and leases receivable	1,060,739	1,060,304	1,024,901	1,038,132	1,025,875
Securities available for sale	333,431	333,812	342,512	335,181	330,749
Core deposits (a)	615,085	662,888	658,557	640,717	637,290
Certificates of deposit	407,069	377,626	379,673	374,063	381,821
Borrowings	338,862	321,628	317,099	331,703	339,692
Total shareholders' equity	114,226	113,094	114,831	113,108	117,868

Core deposit ratio	60.2%	63.7%	63.4%	63.1%	62.5%

(a)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

      Total assets increased by $12.9 million since December 31, 2007. Total loans and leases increased by $22.6 million during the first nine months of 2008, as the increase in commercial loans of $65.9 million, or 11.5%, was offset by decreases in the primarily purchased residential mortgage loan portfolio of $33.6 million, or 13.5%, and a decrease in consumer and other loans of $9.7 million, or 4.5%. Available for sale securities decreased $1.8 million, or 0.5%, since year-end. The Bank's core deposits decreased by $25.6 million, or 4.0%, since year-end. Within this decrease, savings accounts declined by $23.3 million, or 5.9%, and NOW accounts declined by $9.0 million, or 13.8%, slightly offset by an increase in demand deposit accounts of $8.7 million, or 5.0%. Borrowings increased by $7.2 million, or 2.2%. Shareholders' equity as a percentage of total assets was 7.7% at September 30, 2008 and December 31, 2007.

      The Company's financial position at September 30, 2008 as compared to September 30, 2007 reflects net growth of $34.9 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $84.7 million, or 15.3%. Consumer loans declined $16.7 million, or 7.5%, from the prior year quarter-end. The residential mortgage portfolio declined $33.1 million, or 13.3%, from September 30, 2007 as repayments exceeded new purchases. Also, available for sale securities at September 30, 2008 increased by $2.7 million, or 0.8%. Deposits have increased $3.0 million, or 0.3%, since the prior year quarter-end, with growth centered in certificate of deposit accounts, which increased by $25.2 million. This increase was offset by decreases in savings accounts of $11.2 million, NOW accounts of $5.1 million, demand deposit accounts of $4.1 million, and money market accounts of $1.8 million. Borrowings have decreased since September 30, 2007 by $830,000.


Financial Condition - Detailed Analysis

Investments

      Total investments consist of available for sale securities (investment securities and mortgage-backed securities ("MBSs"), stock in the FHLB and overnight investments). Total investments comprised $349.9 million, or 23.5% of total assets at September 30, 2008, compared to $367.9 million, or 24.9% of total assets at December 31, 2007, representing a decrease of $18.0 million, or 4.9%. All $333.4 million of investment securities and MBSs at September 30, 2008 were classified as available for sale and recorded at fair value. These available for sale securities carried a total of $5.2 million in net unrealized losses at the end of the quarter, compared to $106,000 of net unrealized losses at December 31, 2007.

      The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first nine months of 2008, the Company purchased $116.9 million of available for sale securities compared to $40.0 million during the same period in 2007. Maturities, calls and principal repayments totaled $91.1 million for the nine months ended September 30, 2008 compared to $54.8 million at for the same period in 2007. Declining interest rates during the first nine months of 2008 resulted in an increased amount of calls of the Company's investment securities and increased volume of securities purchases as compared to the first nine months of 2007. Additionally, in the first nine months of 2008, the Company sold $22.5 million of mortgage-backed securities generating gross gains of $410,000.

      The Company performs regular impairment analysis on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. In making these other-than-temporary impairment determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than cost and the credit worthiness and near-term prospects of the issuer. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

      The Company owns two collateralized debt obligations ("CDOs") backed by pools of trust preferred securities. The total unrealized loss on these securities as of September 30, 2008 was $1.1 million. During the third quarter of 2008, one of the CDOs was determined to have experienced an adverse change in cash flows and that it was other-than-temporarily impaired. As such, the Company recorded a $219,000 charge to noninterest income to reflect the fair value of the security at $767,000. If market conditions for securities worsen, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

      The Company's remaining securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering the aforementioned factors. In addition, the Company has the intent and ability to hold securities with unrealized losses until recovery or maturity.

Loans and Leases

      Total loans and leases increased by $22.6 million since December 31, 2007 and stood at $1.06 billion at September 30, 2008. As a percentage of total assets, loans and leases increased to 71.2% at September 30, 2008, compared to 70.3% at December 31, 2007. The Company attempts to concentrate its asset growth in its loan and lease portfolios to maximize the yield on new assets and to take advantage of demand for both commercial and home equity loan products in its market area. Total loans and leases as of September 30, 2008 are comprised of three broad categories: commercial loans and leases that aggregate $639.6 million, or 60.3% of the portfolio; residential mortgages that aggregate $215.1 million, or 20.3% of the portfolio; and consumer and other loans that aggregate $206.0 million, or 19.4% of the portfolio.


      Commercial loans and leases - The commercial loan and lease portfolio (consisting of commercial real estate loans, business lending, equipment leases, multi-family real estate, small business and construction loans) increased $65.9 million, or 11.5%, during the first nine months of 2008. During this period, new commercial commitments increased $45.7 million compared to the first nine months of 2007.

      The Bank's business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Included within revolving lines of credit, the Bank offers asset-based facilities that allow advances against receivables and inventories on a formula basis. Within the business lending portfolio, commercial and industrial loans increased $20.3 million, or 15.4%, while owner-occupied commercial real estate loans increased by $10.9 million, or 6.9%, since year-end.

      The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2007, CRE loans have increased $25.0 million, or 13.6%, on a net basis.

      With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income based on demand. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on the vast majority of these purchased leases. These "government" leases generally have maturities of five years or less. At September 30, 2008, leases comprised 10.2% of the commercial loan and lease portfolio, with $46.4 million of Macrolease-generated leases and $18.6 million of purchased government leases.

      Small business loans are those historically originated by the Bank's small business lending group and branch system and now primarily originated by the Bank's branch system. At September 30, 2008, small business loans were $49.0 million, or 7.7% of the portfolio, compared to $45.8 million, or 8.0% of the portfolio at December 31, 2007. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

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

      Residential mortgage loans - During the first nine months of 2008, residential mortgage loans decreased $33.6 million, or 13.5%. During this period, the Bank originated $2.1 million of mortgages for the portfolio and did not purchase any mortgages. Comparatively, during the first nine months of 2007, the Bank purchased $25.2 million of mortgages and originated $377,000 of mortgages for its own portfolio. Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank employs one mortgage originator who supports the Bank's customer base. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. The Bank may purchase residential mortgage loans to utilize available cash flow as opportunities arise. At September 30, 2008, the Bank did not have any commitments to purchase residential mortgage loans.


      Consumer loans - The consumer loan portfolio decreased $9.7 million, or 4.5%, during the first nine months of 2008 as repayments of $28.8 million exceeded originations and advances of $19.1 million. The decline in growth through September 30, 2008 was reflective of the continued deteriorating conditions in the residential housing market. The challenging housing market conditions and general economic climate have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to offer consumer lending as it believes that these ten- to twenty-year fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	September 30, 2008	December 31, 2007

	(In thousands)
Commercial loans and leases:
Commercial real estate - owner occupied	$ 168,312	$ 157,431
Commercial and industrial	152,243	131,927
Commercial real estate - nonowner occupied	128,530	102,990
Small business	49,040	45,778
Multi-family	51,145	42,536
Construction	29,702	38,832
Leases and other (a)	64,815	58,702

Subtotal	643,787	578,196
Unearned lease income	(5,831)	(5,742)
Net deferred loan origination costs	1,652	1,214

Total commercial loans and leases	639,608	573,668

Residential mortgage loans:
One- to four-family adjustable rate	126,712	155,087
One- to four-family fixed rate	87,447	92,485

Subtotal	214,159	247,572
Premium on loans acquired	997	1,198
Net deferred loan origination fees	(38)	(42)

Total residential mortgage loans	215,118	248,728

Consumer loans:
Home equity - term loans	132,302	149,192
Home equity - lines of credit	70,213	62,357
Unsecured and other	2,201	2,774

Subtotal	204,716	214,323
Net deferred loan origination costs	1,297	1,413

Total consumer loans	206,013	215,736

Total loans and leases receivable	$1,060,739	$1,038,132

(a)	Included within commercial loans and leases were leases held for sale of $3.3 million at December 31, 2007. There were no leases held for sale at September 30, 2008.

Deposits

      Total deposits increased by $7.4 million, or 0.7%, during the first nine months of 2008, from $1.01 billion, or 68.7% of total assets, at December 31, 2007, to $1.02 billion, or 68.6% of total assets, at September 30, 2008.


The following table sets forth certain information regarding deposits:

	September 30, 2008			December 31, 2007

	Amount	Percent Of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

	(In thousands)

NOW accounts	$ 56,207	5.5%	0.19%	$ 65,191	6.4%	0.60%
Money market accounts	3,968	0.4%	0.64%	6,054	0.6%	2.32%
Savings accounts	373,587	36.6%	1.63%	396,838	39.1%	3.01%
Certificate of deposit accounts	407,069	39.8%	3.20%	374,063	36.9%	4.46%

Total interest bearing deposits	840,831	82.3%	2.29%	842,146	83.0%	3.46%
Noninterest bearing accounts	181,323	17.7%	0.00%	172,634	17.0%	0.00%

Total deposits	$1,022,154	100.0%	1.87%	$1,014,780	100.0%	2.86%

At September 30, 2008, core deposit accounts comprised 60.2% of total deposits, down from 63.1% of total deposits at December 31, 2007.

      During the first nine months of 2008, competition for deposits remained strong in the Company's market areas. During this period, the Bank increased its total deposits by $7.4 million as compared to December 31, 2007. CD accounts grew $33.0 million over the past nine months. By September 30, 2008, demand deposit accounts grew to $181.3 million, an increase of $8.7 million from $172.6 million at December 31, 2007. These increases offset the decline of savings accounts of $23.3 million. At September 30, 2008, brokered CDs were $30.1 million, or 2.9% of total deposits, compared to $20.0 million, or 2.0% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.

Borrowings

      The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. The Bank also borrows funds through the use of secured wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $11.0 million during the first nine months of 2008 from the December 31, 2007 level of $66.8 million. FHLB borrowings increased by $18.2 million from the December 31, 2007 amount of $241.5 million. Wholesale repurchase agreements remained constant with the December 31, 2007 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding in the future if spreads are favorable compared to FHLB borrowings or for diversification purposes.

      On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and will utilize FHLB borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves, and as part of the Bank's overall strategy to manage interest rate risk.

Asset Quality

      "Nonperforming assets" consist of "nonperforming loans" and other real estate owned ("OREO"). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. "Nonperforming loans" are nonaccrual loans and loans past due 90 days or more but still accruing. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are considered "nonperforming loans" until a history of collection on the restructured terms of the loan has been established.


      Nonperforming assets - At September 30, 2008, the Company had nonperforming assets of $12.1 million, representing 0.81% of total assets compared to nonperforming assets of $4.1 million, or 0.28% of total assets at December 31, 2007. Nonperforming loans at September 30, 2008 were primarily comprised of nonaccrual loans and leases, with commercial loans and leases of $7.1 million, residential mortgage loans of $4.6 million, and consumer loans of $88,000. At December 31, 2007, nonaccrual loans and leases consisted of commercial loans and leases of $3.3 million and residential mortgage loans of $822,000.

      Included in nonaccrual loans and leases at September 30, 2008 were $6.7 million of impaired loans and leases, with specific impairment reserves against these loans of $952,000. At December 31, 2007, there were $3.0 million of impaired loans and leases with specific impairment reserves of $486,000.

      The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. The weak economy has resulted in an increase in charge-offs and nonperforming assets in the first nine months of 2008. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

Delinquencies - At September 30, 2008, loan balances of $283,000 were 60 to 89 days past due, down from $3.7 million at December 31, 2007.

The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	September 30, 2008	December 31, 2007

	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$11,731	$4,012
Loans and leases past due 90 days or more, but still accruing	7	100
Restructured loans and leases on a nonaccrual basis	--	37

Total nonperforming loans and leases	11,738	4,149
Other real estate owned	352	--

Total nonperforming assets	$12,090	$4,149

Delinquent loans 60-89 days past due	$ 283	$3,702
Restructured loans and leases not included in nonperforming assets	$ 33	$ --
Nonperforming loans and leases as a percent of total loans and leases	1.11%	0.40%
Nonperforming assets as a percent of total assets	0.81%	0.28%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.03%	0.36%

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


      At September 30, 2008, the Company had $18.8 million of assets that were classified as substandard. This compares to $9.5 million of assets that were classified as substandard at December 31, 2007. Approximately $6.6 million of this increase was due to the credit deterioration of three commercial lending relationships. The Company had no assets that were classified as doubtful or loss at either date. Performing loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At September 30, 2008, included in the assets that were classified as substandard were $7.0 million of performing loans. This compares to $5.3 million of adversely classified performing loans as of December 31, 2007. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may further necessitate an increase to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses

      During the first nine months of 2008, the Company made additions to the allowance for loan and lease losses of $2.8 million and experienced net charge-offs of $1.2 million compared to additions to the allowance for loan and lease losses of $490,000 and net charge-offs of $305,000 for the first nine months of 2007. The net charge-offs were primarily within the residential mortgage portfolio. At September 30, 2008, the allowance for loan and lease losses stood at $14.2 million and represented 120.98% of nonperforming loans and 1.34% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $12.6 million, representing 304.2% of nonperforming loans and 1.22% of total loans and leases outstanding at December 31, 2007.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007

	(In thousands)

Balance at beginning of period	$12,619	$12,377
Loans charged-off:
Commercial loans and leases	(303)	(184)
Residential mortgage loans	(908)	(248)
Consumer and other loans	(67)	(96)

Total loans charged-off	(1,278)	(528)

Recoveries of loans previously charged-off:
Commercial loans and leases	68	32
Consumer and other loans	20	38

Total recoveries of loans previously charged-off	88	70

Net charge-offs	(1,190)	(458)
Provision for loan and lease losses charged against income	2,770	700

Balance at end of period	$14,199	$12,619


The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	September 30, 2008	December 31, 2007

	(In thousands)

Loan category
Commercial loans and leases	$10,257	$ 8,786
Residential mortgage loans	1,283	1,002
Consumer and other loans	1,592	1,637
Unallocated	1,067	1,194

Total	$14,199	$12,619

      Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management's methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. The unallocated allowance for loan and lease losses was $1.1 million at September 30, 2008 compared to $1.2 million at December 31, 2007. Management believes that the allowance for loan and lease losses, as of September 30, 2008, is appropriate.

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


Results of Operations - Executive Overview

Selected income statement and per share data and operating ratios are presented in the table below for the three-month periods indicated:

(In thousands, except per share data)	For the three-month periods ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

Income statement data:
Net interest income	$11,921	$11,428	$10,304	$10,459	$10,265
Noninterest income	2,333	2,492	2,903	2,703	2,856
Noninterest expense	9,304	9,612	9,460	9,398	9,492
Net income	2,324	2,241	2,326	2,395	2,278

Per share data:
Diluted earnings per share	$ 0.50	$ 0.48	$ 0.50	$ 0.50	$ 0.46
Dividends per common share	$ 0.17	$ 0.16	$ 0.16	$ 0.16	$ 0.16

Operating ratios:
Net interest margin	3.34%	3.24%	2.97%	2.98%	2.91%
Return on average assets	0.62%	0.61%	0.64%	0.65%	0.61%
Return on average equity	8.20%	7.90%	8.23%	8.21%	7.79%
Efficiency ratio	65.27%	69.05%	71.63%	71.40%	72.34%

      The Company's 2008 third quarter net income of $2.3 million increased by $83,000, or 3.7%, from the prior quarter (three months ended June 30, 2008). Net income was up $46,000, or 2.0%, on a comparative quarter basis (as compared to the three months ended September 30, 2007). Diluted earnings per common share ("EPS") was up 3.8% on a linked-quarter basis (as compared to the three months ended June 30, 2008) and increased 8.6% as compared to the same quarter a year ago.

      The third quarter 2008 net interest income increased by $493,000, or 4.3%, as compared to the second quarter of 2008. The yield on earning assets declined 3 basis points ("bps"), while the cost of liabilities decreased 17 bps.

      Compared to the third quarter of 2007, net interest income increased by $1.7 million, or 16.1%, with decreases in the yield of earning assets of 57 bps being outpaced by decreases in the cost of funds of 123 bps. These decreases were due in large part to the 250 bps reduction of the Federal Funds rate in the first three quarters of 2008. Available funds from deposit growth, loan repayments, maturities of securities and calls of investment securities were redeployed into commercial loan growth, investment securities and mortgage-backed securities. The Company's disciplined deposit pricing enabled the Company to expand its net interest margin on both a linked-quarter and comparative quarter basis.

      Noninterest income for the third quarter of 2008 decreased on a linked-quarter basis by $159,000. The third quarter 2008 benefited from gains on the sale of available for sale securities of $168,000. The gains were offset by other-than-temporary impairment of an available for sale security of $219,000. In addition, net gains on lease sales and commissions on loans originated for others and other income commissions on nondeposit investment products declined $116,000. In comparison to the 2007 third quarter, noninterest income was down $523,000. Gains on available for sale securities decreased $86,000, net gains on lease sales and commissions on loans originated for others decreased $240,000, and other income decreased $108,000. These declines, and the other-than-temporary impairment charge, were offset by increases in service charges on deposit accounts and increases in commissions on nondeposit investment products of $111,000.


      Noninterest expenses decreased on a linked-quarter basis by $308,000, or 3.2%, with a decline in professional fees of $145,000 and other expenses of $251,000. An increase in salaries and employee benefits of $67,000 from the prior quarter partially offset the declines. Third quarter 2008 noninterest expenses decreased $188,000, or 2.0%, compared to the third quarter of 2007. Salaries and employee benefits costs declined $249,000, or 4.7%, compared to the third quarter a year ago while other expenses decreased $141,000. Expenses related to equipment and loan servicing declined $139,000. Within the net decrease in noninterest expenses were increases in professional services costs of $263,000, or 59.0%, and increases in occupancy, marketing, and loan workout costs totaling $72,000.

      The Company's key operating ratios are return on average assets, return on average equity, and the efficiency ratio. For the third quarter of 2008, return on average assets was consistent with the prior quarter, while the return on average equity improved 30 bps and the efficiency ratio improved 378 bps. Each of these metrics improved compared to the third quarter of 2007. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its efforts to improve earnings and build shareholder value.

Results of Operations - Comparison of the Three Months Ended September 30, 2008 and 2007

Net Interest Income

      Net interest income for the quarter ended September 30, 2008 was up $1.7 million, or 16.1%, from the $10.3 million earned in the third quarter of 2007. Similarly, the net interest margin for the third quarter of 2008 of 3.34% increased from the net interest margin for the 2007 period of 2.91%. Average earning assets were up $16.6 million, or 1.2%, and average interest-bearing liabilities were up $22.6 million, or 1.9%, from the comparable period a year earlier.

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


(In thousands)	For the three months ended September 30,

	2008			2007

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 1,005	$ 6	2.13%	$ 27,692	$ 365	5.24%
Investment securities	60,615	691	4.56%	122,573	1,577	5.15%
Mortgage-backed securities	286,315	3,570	4.99%	215,935	2,620	4.85%
Stock in the FHLB	15,671	119	3.02%	15,671	254	6.43%
Loans receivable:
Commercial loans and leases	634,541	10,076	6.32%	549,318	10,200	7.38%
Residential mortgage loans	219,265	2,899	5.29%	254,082	3,427	5.39%
Consumer and other loans	206,381	2,776	5.35%	221,897	3,507	6.27%

Total earning assets	1,423,793	20,137	5.64%	1,407,168	21,950	6.21%

Cash and due from banks	20,813			27,568
Allowance for loan and lease losses	(13,456)			(12,490)
Premises and equipment	13,057			14,410
Goodwill, net	12,019			11,317
Accrued interest receivable	4,965			6,111
Bank-owned life insurance	24,794			23,752
Prepaid expenses and other assets	8,907			8,761

Total assets	$1,494,892			$1,486,597

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 60,800	33	0.22%	$ 61,616	99	0.64%
Money market accounts	5,400	17	1.22%	5,939	40	2.67%
Savings accounts	383,211	1,510	1.57%	383,669	2,955	3.06%
Certificate of deposit accounts	389,601	3,213	3.28%	381,624	4,479	4.66%
Overnight and short-term borrowings	52,493	209	1.58%	57,988	703	4.82%
Wholesale repurchase agreements	10,000	136	5.32%	10,000	136	5.32%
FHLB borrowings	270,952	2,864	4.20%	244,144	2,767	4.50%
Subordinated deferrable interest debentures	13,403	234	6.97%	18,278	506	11.07%

Total interest-bearing liabilities	1,185,860	8,216	2.76%	1,163,258	11,685	3.99%

Noninterest-bearing deposits	176,491			185,189
Other liabilities	19,835			22,064

Total liabilities	1,382,186			1,370,511

Shareholders' Equity:	112,706			116,086

Total liabilities and shareholders' equity	$1,494,892			$1,486,597

Net interest income		$11,921			$10,265

Net interest rate spread			2.88%			2.22%
Net interest rate margin			3.34%			2.91%


      Rate/Volume Analysis - The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by comparative period average balance) and (ii) changes in volume (changes in average balances multiplied by comparative period rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Three Months Ended September 30, 2008 vs. 2007 Increase/(Decrease) Due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (137)	$ (222)	$ (359)
Investment securities	(166)	(720)	(886)
Mortgage-backed securities	71	879	950
Stock in the FHLB	(135)	--	(135)
Commercial loans and leases	(1,646)	1,522	(124)
Residential mortgage loans	(67)	(461)	(528)
Consumer and other loans	(508)	(223)	(731)

Total interest income	(2,588)	775	(1,813)

Interest expense:
NOW accounts	(65)	(1)	(66)
Money market accounts	(20)	(3)	(23)
Savings accounts	(1,441)	(4)	(1,445)
Certificate of deposit accounts	(1,357)	91	(1,266)
Overnight and short-term borrowings	(435)	(59)	(494)
FHLB borrowings	(193)	290	97
Subordinated deferrable interest debentures	(158)	(114)	(272)

Total interest expense	(3,669)	200	(3,469)

Net interest income	$ 1,081	$ 575	$ 1,656

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $4.4 million for the quarter ended September 30, 2008, compared to $4.8 million for the 2007 period. The decrease in total investment income was $430,000, or 8.9%.

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

      Interest Income - Loans and Leases - Interest from loans and leases was $15.8 million for the quarter ended September 30, 2008 and represented a yield on total loans and leases of 5.9%. This compares to $17.1 million of interest and a yield of 6.7% for the third quarter of 2007. Interest income decreased $1.3 million, or 8.1%, with the decrease in yield on loans and leases of 73 bps partially offset by the increase in the average balance of loans and leases of $34.9 million, or 3.4%.

      The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2007 as follows: commercial loans and leases increased $85.2 million, or 15.5%; consumer and other loans decreased $15.5 million, or 7.0%; and residential mortgage loans decreased $34.8 million, or 13.7%. Changes in the average yields from the third quarter of 2007 were as follows: commercial loans and leases decreased 106 bps, to 6.3%; consumer and other loans decreased 92 bps, to 5.35%; and residential mortgage loans decreased 11 bps to 5.3%.


      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $3.5 million, or 29.7%, to $8.2 million for the three months ended September 30, 2008, down from $11.7 million for the same period during 2007. The overall average cost for interest-bearing liabilities decreased 123 bps to 2.8% for the third quarter of 2008, compared to 4.0% for the third quarter of 2007. The average balance of total interest-bearing liabilities remained relatively unchanged at $1.2 billion for the three months ended September 30, 2008 and 2007.

      The growth in deposit average balances was centered primarily in CDs (up $8.0 million, or 2.1%). The increase was somewhat offset by decreases in lower-costing NOW accounts (down $816,000, or 1.3%), savings accounts (down $459,000, or 0.1%) and money market accounts (down $538,000, or 9.1%).

      Borrowings increased as compared to the third quarter of 2007, with an increase in FHLB funding (up $26.8 million, or 11.0%) slightly offset by a decrease in customer short-term borrowings (down $5.5 million, or 9.5%). The average balance of subordinated deferrable interest debentures declined $4.9 million, or 26.7%, resulting from the Company's September 2007 redemption of the subordinated deferrable interest debentures held by BRI Statutory Trust II.

      The decrease in deposit and borrowing costs was primarily attributable to the reduction in the Federal Funds rate by 250 bps in the first three quarters of 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company's market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company's ability to reduce its deposit and borrowing costs as rapidly as benchmark rates decrease.

      Overall, the Company's liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company's cash flow needs.

Provision for Loan and Lease Losses

      The provision for loan and lease losses was $1.5 million for the quarter ended September 30, 2008, compared to $290,000 for the third quarter of 2007. The Bank made additions to the allowance for loan and lease losses during the third quarter of 2008 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year third quarter, growth in the commercial loan portfolio and general economic conditions.

      Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for each quarter. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods. Also see discussion under "Allowance for Credit Losses."

Noninterest Income

      Total noninterest income decreased $523,000, or 18.3%, to $2.3 million for the third quarter of 2008, from $2.9 million for the third quarter of 2007. Commissions on nondeposit investment products increased by $28,000, or 19.2%, compared to the third quarter of 2007. Also, service charges on deposit accounts increased compared to the third quarter of 2007 by $83,000, or 6.0%, primarily due to cash management account fees and deposit fee enhancement programs. The third quarter experienced $219,000 in losses on other-than-temporary impairment of available for sale securities. In addition, net gains on lease sales and loan commissions, were down $240,000, or 81.4%, as market conditions led to a severe contraction in the number of buyers for these assets.


Noninterest Expense

      Noninterest expense for the third quarter of 2008 decreased $188,000, or 2.0%, to $9.3 million from $9.5 million in 2007. This moderate decrease reflected the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs decreased $249,000, or 4.7%, compared to the third quarter a year ago, with savings in salaries expense due to reallocation of positions in the Company's retail branch network, outsourcing of internal audit, as well as savings in its back-office operations area. Additionally, equipment costs declined by $104,000, or 30.9%, compared to the third quarter a year ago.

      Professional services expenses increased $263,000, or 59.0%, on a net basis, partially due to the costs of outsourcing the internal audit function and increased loan workout costs. Additionally, approximately $150,000 of additional legal costs were incurred related to an investigation of claims made by the Company's dissident shareholder related to the 2008 proxy contest, conducted by a special committee of the Board of Directors. In August 2008, the committee determined, based on the results of the investigation, that there was no merit to the claims.

      Other miscellaneous expenses decreased by $141,000, or 11.7%, compared to the same period a year ago. This net decrease was primarily driven by a decrease in the provision for unused commitments reserves of $147,000 and lower investment sweep expenses of $95,000, partially offset by an increase in FDIC insurance costs of $187,000. The Company expects considerable increases in FDIC insurance costs through 2009. Overall, with the net decrease in noninterest expenses and the increase in net interest margin, the Company improved its efficiency ratio in the third quarter of 2008 to 65.27% from 72.34% in the third quarter of 2007.

Income Tax Expense

      Income tax expense of $1.1 million was recorded for the three months ended September 30, 2008 and 2007. This represented total effective tax rates of 32.3% and 31.8%, respectively. Tax-favored income from bank-owned life insurance, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

Results of Operations - Comparison of the Nine Months Ended September 30, 2008 and 2007

General

      Net income for the first nine months of 2008 increased $241,000, or 3.6%, to $6.9 million, or $1.49 per diluted common share from $6.7 million, or $1.34 per diluted common share for the first nine months of 2007.

Net Interest Income

      For the nine months ended September 30, 2008, net interest income was $33.7 million, compared to $30.8 million for the 2007 period. The net interest margin for the first nine months of 2008 was 3.19%, up from the net interest margin for the 2007 period of 2.95%. The increase in net interest income of $2.9 million, or 9.3%, was attributable to the growth of higher yield commercial assets and lower cost of funding. Average earning assets were $16.9 million, or 1.2% higher, and average interest-bearing liabilities were $22.5 million, or 2.0% higher, than the comparable period a year earlier.

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

(In thousands)	Nine Months Ended September 30,

	2008			2007

Assets	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield

Earning assets:
Overnight investments	$ 10,971	$ 261	3.17%	$ 20,891	$ 837	5.36%
Investment securities	62,360	2,151	4.60%	116,756	4,444	5.08%
Mortgage-backed securities	274,453	10,257	4.98%	227,401	8,223	4.82%
Stock in the FHLB	15,671	512	4.36%	15,741	800	6.79%
Loans receivable:
Commercial loans and leases	605,435	29,624	6.53%	533,579	29,440	7.37%
Residential mortgage loans	230,689	9,232	5.34%	258,581	10,374	5.35%
Consumer and other loans	209,608	8,613	5.49%	219,385	10,249	6.25%

Total earning assets	1,409,187	60,650	5.74%	1,392,334	64,367	6.17%

Cash and due from banks	22,395			24,971
Allowance for loan and lease losses	(12,976)			(12,459)
Premises and equipment	13,311			14,623
Goodwill, net	11,969			11,317
Accrued interest receivable	4,982			5,878
Bank-owned life insurance	24,536			23,494
Prepaid expenses and other assets	7,733			9,094

Total assets	$1,481,137			$1,469,252

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$ 60,970	138	0.30%	$ 63,358	300	0.63%
Money market accounts	5,632	65	1.53%	6,411	103	2.15%
Savings accounts	394,435	5,688	1.93%	371,976	8,094	2.91%
Certificate of deposit accounts	381,522	10,905	3.82%	386,214	13,369	4.63%
Overnight and short-term borrowings	55,586	853	2.05%	53,977	2,006	4.97%
Wholesale repurchase agreements	10,000	404	5.32%	11,905	466	5.17%
FHLB borrowings	253,420	8,234	4.34%	240,188	7,998	4.45%
Subordinated deferrable interest debentures	13,403	710	7.07%	18,464	1,246	9.00%

Total interest-bearing liabilities	1,174,968	26,997	3.07%	1,152,493	33,582	3.90%

Noninterest-bearing deposits	175,749			183,541
Other liabilities	17,013			18,378

Total liabilities	1,367,730			1,354,412

Shareholders' Equity:	113,407			114,840

Total liabilities and shareholders' equity	$1,481,137			$1,469,252

Net interest income		$33,653			$30,785

Net interest rate spread			2.68%			2.27%
Net interest rate margin			3.19%			2.95%


      Rate/Volume Analysis - The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by comparative period average balance) and (ii) changes in volume (changes in average balances multiplied by comparative period rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Nine Months Ended September 30, 2008 vs. 2007 Increase/(decrease) due to

(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$ (267)	$ (309)	$ (576)
Investment securities	(367)	(1,926)	(2,293)
Mortgage-backed securities	275	1,759	2,034
Stock in the FHLB	(284)	(4)	(288)
Commercial loans and leases	(3,780)	3,964	184
Residential mortgage loans	(26)	(1,116)	(1,142)
Consumer and other loans	(1,246)	(390)	(1,636)

Total interest income	(5,695)	1,978	(3,717)

Interest expense:
NOW accounts	(151)	(11)	(162)
Money market accounts	(27)	(11)	(38)
Savings accounts	(2,872)	466	(2,406)
Certificate of deposit accounts	(2,306)	(158)	(2,464)
Overnight and short-term borrowings	(1,212)	59	(1,153)
Wholesale repurchase agreements	13	(75)	(62)
FHLB borrowings	(216)	452	236
Subordinated deferrable interest debentures	(236)	(300)	(536)

Total interest expense	(7,007)	422	(6,585)

Net interest income	$ 1,312	$ 1,556	$ 2,868

      Interest Income - Investments - Total investment income (consisting of interest on overnight investments, investment securities and MBSs and dividends on FHLB stock) was $13.2 million for the nine months ended September 30, 2008, compared to $14.3 million for the 2007 period. The decrease in total investment income was $1.1 million, or 7.9%, and was primarily attributable to lower average balances.

      Interest Income - Loans and Leases - Interest from loans and leases was $47.5 million for the nine months ended September 30, 2008, and represented a yield on total loans and leases of 6.1%. This compares to $50.1 million of interest, and a yield of 6.6%, for the same period a year ago. Interest income decreased $2.6 million, or 5.2%, with the decrease in yield on loans and leases of 55 bps partially offset by the increase in the average balance of loans and leases of $34.2 million, or 3.4%.

      The average balance of the components of the loan and lease portfolio for the nine months ended September 30, 2008 changed compared to the same period in 2007 as follows: commercial loans and leases increased $71.9 million, or 13.5%; consumer and other loans decreased $9.8 million, or 4.5%; and residential mortgage loans decreased $27.9 million, or 10.8%. Changes in the average yields for the nine months ended September 30, 2008 compared to the same period in 2007 were as follows: commercial loans and leases decreased 84 bps, to 6.53%; consumer and other loans decreased 76 bps, to 5.49%; and residential mortgage loans decreased 1 bps, to 5.34%.


      Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $6.6 million, or 19.6%, to $27.0 million for the nine months ended September 30, 2008, from $33.6 million for the same period during 2007. The overall average cost for interest-bearing liabilities decreased 83 bps to 3.1% for the first nine months of 2008, compared to 3.9% for the first nine months of 2007. The average balance of total interest-bearing liabilities increased $22.5 million, from $1.15 billion for the first nine months of 2007 to $1.17 billion for the first nine months of 2008. The growth in deposit average balances was centered primarily in savings accounts (up $22.5 million, or 6.0%). Offsetting the increase in savings accounts were decreases in CD accounts (down $4.7 million, or 1.2%), NOW accounts (down $2.4 million, or 3.8%) and money market accounts (down $779,000, or 12.1%).

      The average balance of borrowings increased for the first nine months of 2008 compared to the prior year, with increases in FHLB borrowings (up $13.2 million, or 5.5%) and short-term borrowings (up $1.6 million, or 3.0%), slightly offset by a decrease in wholesale repurchase agreements (down $1.9 million, or 16.0%). The average balance of subordinated deferrable interest debentures decreased $5.1 million, or 27.4%, as the Company's redemption of the debentures held by BRI Statutory Trust II occurred at the end of September 2007.

Provision for Loan and Lease Losses

      For the nine months ended September 30, 2008, the provision for loan and lease losses was $2.8 million, up from the $490,000 recorded during the same period in 2007. The Bank made additions to the allowance for loan and lease losses during the first nine months of 2008 primarily in response to higher charge-offs, increased commercial growth, increased nonperforming loans and general economic conditions. Additions to the allowance for loan and lease losses during the first nine months of 2007 were primarily in response to growth of the commercial loan and lease portfolio and concern for general economic conditions.

Noninterest Income

      Total noninterest income decreased $354,000, or 4.4%, to $7.7 million for the first nine months of 2008 from $8.1 million for the same period in 2007. During the first nine months of 2008, the Company realized gains on investment sales of $410,000 offset by $219,000 in losses on other-than-temporary impairment of available for sale securities. Service charges on deposit accounts increased $262,000, or 6.4%, and remain the largest source of noninterest income for the Company. Commissions on nondeposit investment products also increased (up $192,000 or 43.9%). The Company experienced decreases in net gains on lease sales and commissions on loans originated for third parties (down $644,000, or 63.3%) and loan related fees (down $25,000 or 5.3%).

Noninterest Expense

      Noninterest expense for the first nine months of 2008 decreased $251,000, or 0.9%, to $28.4 million from $28.6 million in 2007, which is reflective of the Company's ongoing initiatives to control expense growth.

      Salaries and benefits costs declined $657,000, or 4.1%, in the first nine months of 2008 as compared to the same period in 2007. Additionally, equipment expenses decreased by $197,000, or 19.6%, and occupancy costs decreased $56,000, or 2.1%. Included within the net decrease in noninterest expenses were increases in professional services expenses of $500,000, or 29.4%, primarily due to costs related to the outsourcing of internal audit and legal costs related to an investigation of claims made by the Company's dissident shareholder. The special committee of the Board of Directors appointed to conduct the investigation determined that there was no merit to the claims. Loan workout and other real estate owned expenses increased $267,000, or 568.1%, from a year ago. The Company's efficiency ratio improved from 73.65% during the first nine months of 2007 to 68.57% in 2008.


Income Tax Expense

      Income tax expense of $3.3 million was recorded for the nine months ended September 30, 2008, compared to $3.1 million for the same period during 2007. This represented total effective tax rates of 32.7% and 31.8%, respectively. Tax-favored income from bank-owned life insurance, along with the Company's utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.

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

      Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2008, overnight investments, investment securities and MBSs available for sale amounted to $334.2 million, or 22.4% of total assets. This compares to $352.3 million, or 23.8% of total assets at December 31, 2007. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB as well as a line of credit with a correspondent bank. The Bank also has access to funding through wholesale repurchase agreements. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

      Total shareholders' equity of the Company was $114.2 million at September 30, 2008 compared to $113.1 million at December 31, 2007. Net income of $6.9 million, proceeds from the exercise of stock options and related tax effects of $744,000, contingent share payments of $656,000 and share-based compensation of $287,000 were offset by a decrease in accumulated other comprehensive income of $3.4 million (attributable to increases in net unrealized losses on investments and MBSs), dividend payments of $2.2 million and stock repurchases of $1.9 million.

      All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank's capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered "well-capitalized."

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


As of September 30, 2008, the Company and the Bank met all applicable minimum capital requirements and were considered "well-capitalized" by both the FRB and the FDIC.

The Company's and the Bank's actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Considered "Well-Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
At September 30, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$118,645	7.94%	$59,761	4.00%	$ 74,701	5.00%
Tier I capital (to risk weighted assets)	118,645	11.44%	41,482	4.00%	62,223	6.00%
Total capital (to risk weighted assets)	131,617	12.69%	82,964	8.00%	103,705	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$117,119	7.86%	$59,628	4.00%	$ 74,535	5.00%
Tier I capital (to risk weighted assets)	117,119	11.30%	41,462	4.00%	62,193	6.00%
Total capital (to risk weighted assets)	130,091	12.55%	82,924	8.00%	103,655	10.00%

At December 31, 2007:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$114,403	7.87%	$58,119	4.00%	$ 72,649	5.00%
Tier I capital (to risk weighted assets)	114,403	11.06%	41,361	4.00%	62,042	6.00%
Total capital (to risk weighted assets)	127,022	12.28%	82,722	8.00%	103,403	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$112,323	7.72%	$58,165	4.00%	$ 72,706	5.00%
Tier I capital (to risk weighted assets)	112,323	10.87%	41,325	4.00%	61,987	6.00%
Total capital (to risk weighted assets)	124,942	12.09%	82,650	8.00%	103,312	10.00%


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

      The Company's interest rate risk position is measured using both income simulation and interest rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a 24-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over both a 12-month and 24-month horizon, and develops appropriate strategies to manage this exposure. The Company's guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month and 24-month period, estimated net interest income should decline by no more than 10.0%. As of September 30, 2008, net interest income simulation indicated that the Company's exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on the Company's estimated net interest income over a twenty-four month period beginning October 1, 2008:

	Estimated Exposure to Net Interest Income

	Dollar Change	Percent Change

	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$ (619)	-1.3%
Down 200 bps	(485)	-1.0%

Subsequent Twelve Month Period:

Up 200 bps	$(1,779)	-3.8%
Down 200 bps	(3,406)	-7.2%


      The Company also uses interest rate sensitivity "gap" analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2008, the Company's one year cumulative gap was a positive $52.2 million, or 3.5% of total assets.

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

Item 1A. Risk Factors

The following factors represent changes and additions to, and should be read in conjunction with "Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and provision for losses on loans. Negative conditions in our market could adversely affect our borrowers' ability to repay their loans and the value of the underlying collateral, which in turn, may negatively impact our financial results.

Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

Under the Emergency Economic Stabilization Act of 2008 ("EESA") and the Troubled Asset Relief Program Capital Purchase Program, (the "TARP Capital Purchase Program"), the Treasury will make $250 billion of capital available to U.S. financial institutions by purchasing preferred stock in these institutions. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds securities issued under the TARP Capital Purchase Program. We are assessing whether to participate in the TARP Capital Purchase Program.

In addition, the FDIC will temporarily provide a 100% guarantee of the newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits. As of September 30, 2008, we did not have any senior unsecured debt and do not believe that our participation in the debt guarantee program would have a material impact on our business. We intend to participate in the transaction deposit guarantee program and bear the additional cost to fully insure our noninterest bearing transaction deposits.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U.S. global financial markets.


We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain "well-capitalized" and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

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

Bancorp Rhode Island, Inc.

November 10, 2008	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and
Chief Executive Officer

November 10, 2008	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer
