Form 10-K
period 2008-12-31
BANCORP RHODE ISLAND INC
filed 2009-03-16
CIK 1109525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Annual Report Under Section 13 of the Securities Exchange Act of 1934)

For the fiscal year ended December 31, 2008

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

Common Stock, par value $0.01 per share

(Title of Class)

___________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

As of June 30, 2008, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Select Market SM was $104,453,829.

As of February 28, 2009, there were 4,593,454 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.

Documents incorporated by reference:

Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.

See pages 59 to 60 for the exhibit index.

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

ITEM 1. BUSINESS

Introduction

Bancorp Rhode Island, Inc. (“we” or the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its wholly-owned subsidiaries, which include BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment leasing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company).

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

The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, two national and one regional. Based on total deposits as of June 30, 2008 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the State’s capital. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans, commercial leases, deposit products, nondeposit investment products, cash management and online banking services, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-

service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

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

Overview

The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in the Bank’s predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as “core deposits.” The Bank has stressed development of full relationships with customers, including its commercial customers, who tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Since inception, the Bank has grown its consumer loan portfolio, acquired an equipment leasing company, added sales of investment products and begun a private banking group.

In March 2008, the Bank marked its twelfth year in business. During the past twelve plus years, the Company has grown its assets, deposits and customer base significantly and has expanded the depth and breadth of its management team and staff. Also, the Bank has substantially enlarged and improved its branch network, enhanced its operating systems and infrastructure and become an effective competitive force in the Greater Providence marketplace.

During the past year, the Company continued its transition from a young, high growth de novo bank into a more mature institution, which seeks to better leverage the footprint it has built and investments it has made. Thus, the Company aimed to combine its strong external focus on high quality loan and deposit growth with (i) the absorption of the Company’s major recent initiatives, which included four new branches, the creation of a private bank and acquisition of a leasing subsidiary, and (ii) internally directed efforts to improve the Company’s organizational structure and better control operational costs.

The Company continued to achieve double-digit commercial loan and lease growth in 2008, with commercial outstandings increasing 14.8% from $573.7 million at the prior year-end to $658.4 million at December 31, 2008, exceeding growth of 10.4% in 2007. Residential mortgages and consumer loans declined compared to 2007 as the Company continued its strategic conversion to a more commercially oriented balance sheet.

During the year, the Company added $4.5 million to its allowance for loan and lease losses. The provision exceeded net charge-offs by $2.0 million. The increased provision served to strengthen the ratio of the allowance to loans and leases to 1.36 percent at December 31, 2008, up from 1.22 percent at December 31, 2007. Nonperforming loans and leases at December 31, 2008 totaled $14.4 million, compared to $4.1 million a year ago. As a percentage of total loans and leases, nonperforming loans and leases ended 2008 at 1.33 percent, compared to 0.4 percent at the end of the year in 2007. The increase was due to deteriorating economic conditions. The Company believes its net charge-offs and nonperforming loan and lease ratio continue to compare favorably to its peer group, reflecting a culture of prudence and diligence in its risk management practices and business approach.

Competition for deposits remained intense in the Bank’s primary market area. As rates declined, customers shifted their funds to higher yielding accounts, including certificate of deposit accounts. In 2008, the Bank’s core deposits decreased by $22.0 million, or 3.4%, which was offset by an increase in certificate of deposit accounts of $49.4 million, or 13.2%. Overall, the Bank increased its total deposits by $27.4 million, or 2.7%, year-over-year.

The Bank’s branches opened in 2004 and 2005 continue to make progress. The Bank’s North Kingstown and East Greenwich branch deposits grew by 5.6% and 26.2% to $46.2 million and $22.4 million, respectively. Lincoln’s deposits declined slightly from $30.6 million at December 31, 2007 to $29.5 million at December 31, 2008. The Bank’s Pawtucket branch, opened in October 2007, grew by $10.5 million, ending the year with deposit balances of $12.3 million at December 31, 2008.

The Company continued to proactively manage its balance sheet, resulting in a benefit to the net interest margin of 25 basis points year over year. The Company realized $725,000 in gains on sales of investment securities. Additionally, the Company’s Board of Directors increased its quarterly dividend effective third quarter 2008 by $0.01 to $0.17 per share.

In late 2008 and early 2009, the Company added breadth and depth to its senior management team. In December 2008, Robert Wischnowsky joined the Company as Executive Vice President of Operations and Technology and Chief Information Officer. He assumed responsibility for operations, information technology, risk management and facilities. The Company also hired new senior vice presidents responsible for loan administration, loan origination and retail banking. The Company believes these management changes will help further enhance its overall administration as well as promote business development.

Deposit service charges comprised approximately half of the Company’s noninterest income in the past two years, slightly increasing to 53.8% in 2008 from 51.7% in 2007.

The Company also made strides in improving its operating efficiency. The Company reduced its noninterest expenses in 2008 by $139,000, or 0.4%, despite increased FDIC insurance costs of $575,000.

Participation in the U.S. Treasury’s Capital Purchase Program

In December 2008, the Company became a participant in the U.S. Treasury’s Capital Purchase Program (“CPP”). The CPP is a voluntary program available to healthy financial institutions and is designed to increase the availability of credit to businesses and consumers. Participation in the program increases the Company’s already strong capital position, expands the capacity to lend to Rhode Island’s businesses and individuals, provides greater flexibility in considering strategic opportunities and enhances the Company’s ability to support economic activity in its market area. In exchange for the U.S. Treasury’s $30 million investment, the Company issued 30,000 shares of Fixed Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A preferred shares”). As part of the transaction, the U.S.Treasury also received 10-year warrants to purchase 192,967 shares of common stock at an initial exercise price of $23.32 per share. The Series A preferred shares will pay a cumulative dividend of 5 percent per year for the first five years and 9 percent per year thereafter. See Note 19 of Notes to Consolidated Financial Statements for additional CPP information.

In January 2009, the Bank offered a successful home equity loan promotion to creditworthy individuals. As a result, the Bank approved approximately $30.0 million in new loan applications. As the Bank performs its due diligence procedures, including considering debt to income ratios, loan to value ratios, credit scores, property types and locations, the actual amount of loans funded could be less.

Lending Activities

The Bank’s business strategy has been to grow its commercial and consumer loan portfolios while allowing its residential mortgage loan portfolio to decline gradually as a percent of total loans. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2003, until December 31, 2008, commercial loan and lease outstandings have increased $326.2 million, or 98.2%, and consumer loan outstandings have increased $90.9 million, or 78.5%. Commercial loans and leases increased from 40.8% of total loans and leases at December 31, 2003, to 61.1% of total loans and leases at December 31, 2008, and consumer and other loans increased from 14.2% of total loans and leases at December 31, 2003, to 19.2% of total loans and leases at December 31, 2008. Meanwhile, residential mortgage loans decreased from 45.0% of total loans and leases at December 31, 2003, to 19.7% of total loans and leases at December 31, 2008.

The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 66% of Rhode Island businesses and 76% of Rhode Island jobs are located in Providence and Kent Counties. More than 98% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well positioned to facilitate the generation of loans from this customer base.

The Bank’s commercial lending function is organized into two groups. The business lending group originates business loans, often referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank’s subsidiary, Macrolease).The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans.

The Bank’s branch network and business development team also play a role in business lending relationships under $1.0 million. Underwriting, processing and monitoring the bulk of business credit relationships under $1.0 million are supported by the Bank’s lending services group. The lending services group also processes and monitors consumer loans. The creation of the lending services group has enhanced the Bank’s ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and monitoring of these credits.

The Bank also satisfies a variety of consumer credit needs by providing home equity term loans, home equity lines of credit, direct automobile loans, savings secured loans and personal loans, in addition to residential mortgage loans.

The Bank has tiered lending authorities. Certain senior executives have lending approval authority up to $3 million. Extensions of credit to a customer relationship greater than established authority levels (up to the Bank’s house lending limit of $10.0 million) require the approval of the Credit Committee, which consists of members of the Bank’s senior management and one outside director. Exceptions to the Bank’s house lending limit require the approval of a committee of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate production volume and process flow.

The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2008, the Bank had $25.5 million of aggregate loan commitments outstanding to fund a variety of loans.

Overall, loans and leases produced total interest income of $63.0 million, or 78.5% of total interest and dividend income, in 2008 and $67.0 million, or 77.9% of total interest and dividend income, during 2007.

Commercial Real Estate and Multi-Family Loans – The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2008, owner-occupied commercial real estate loans totaled $175.5 million, or 16.3% of the total loan portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $133.8 million, or 12.4% of the total loan and lease portfolio, and multi-family residential loans totaled $53.2 million, or 4.9% of the total loan and lease portfolio, and are generally handled in the Bank’s commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.

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

Loans secured by nonowner-occupied commercial real estate and multi-family properties involve greater risks than owner-occupied properties because repayment generally depends on the rental income generated by the property. In addition, because the payment experience on loans secured by nonowner-occupied properties is often dependent on successful operation and management of the property, repayment of the loan is usually more subject to adverse conditions in the real estate market or the general economy than is the case with owner-occupied real estate loans. Also, the nonowner-occupied commercial real estate and multi-family residential business is cyclical and subject to downturns, over-building and local economic conditions. See discussion regarding the Bank’s construction lending activities below.

Commercial and Industrial Loans – The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration’s (“SBA”) loan guaranty programs and include some form of SBA credit enhancement. The Bank utilizes credit scoring in evaluating business loans of up to $750,000. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.

At December 31, 2008, commercial and industrial loans totaled $164.6 million, or 15.3% of the total loan and lease portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time.

Leases – In May 2005, the Bank, through its Macrolease subsidiary, purchased substantially all of the operating assets of Macrolease International Corporation, a privately held national equipment leasing company based on Long Island in Plainview, New York. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a source of noninterest income. From time to time, Macrolease will purchase leases from third parties. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these purchased leases. These “government” leases generally have maturities of five years or less and are not made in reliance on residual collateral values. At December 31, 2008, leases comprised 5.9% of the total loan and lease portfolio, with $55.2 million of Macrolease-generated leases and $8.6 million of purchased government leases. Included within these amounts were $156,000 of leases originated for sale at December 31, 2008. Leases originated for sale during 2008 totaled $9.3 million, which generated $354,000 of noninterest income.

Small Business Loans – The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $250,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2008, small business loans totaled $50.5 million, or 4.7% of the total loan and lease portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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

Construction Loans – The Bank originates residential construction loans to builders to construct one- to four-family residential units for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2008, outstanding construction loans totaled $22.3 million, or 2.1% of the total loan and lease portfolio. During the construction period, these loans are generally on an interest-only basis.

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

Residential Mortgage Loans – The Bank's one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. In years past, the Bank purchased fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank performed due diligence procedures when purchasing these mortgages considering the loan characteristics such as debt to income ratio, loan to value ratio, credit score, property type and the level of credit enhancement. Although the Bank did not purchase any mortgages during 2008, the Bank anticipates continuing to purchase residential mortgage loans until such time as its commercial and consumer loan originations are sufficient to fully utilize available cash flows. With the exception of approximately $35.0 million of purchased mortgages, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2008, approximately 36% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.

Additionally, largely as an accommodation to the Bank’s customers, fixed- and variable-rate mortgages are offered throughout the Bank’s branch network. The majority of these mortgages are transferred to the Bank’s correspondent third parties under precommitments to fund these transactions. However, the Bank does retain a portion of these residential mortgages for its own portfolio. In 2008, fees from these loans originated for third parties decreased to $100,000 from $192,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it continues to focus its resources on commercial and consumer lending.

At December 31, 2008, one- to four-family residential mortgage loans totaled $212.7 million, or 19.7% of the total loan and lease portfolio. The fixed rate portion of this portfolio totaled $85.1 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $127.6 and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.

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

Consumer and Other Loans – The Bank originates a variety of term loans and line of credit loans for consumers. At December 31, 2008, the consumer loan portfolio totaled $206.7 million, or 19.2% of the total loan and lease portfolio. Over the past 5 years, consumer loans have increased by $90.9 million, or 78.5%. However, compared to the prior year-end, consumer loans have decreased by $9.1 million, or 4.2%. This decrease was reflective of the continued deterioration of the housing market over the past 18 months, which has reduced consumer appetite for home equity loans and credit lines.

Home equity term loans and home equity lines of credit comprised 98.9% of the consumer loan portfolio at December 31, 2008. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower's home, less the amount of the remaining balance of the borrower's first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.

Investment Activities

Investments, an important component of the Company's diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, government sponsored enterprise (“GSE”) obligations, U.S Treasury obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and Federal Home Loan Bank of Boston (“FHLB”) stock, represents $343.2 million, or 22.4% of total assets, as of December 31, 2008. The majority of these securities are rated investment grade by at least one major rating agency.

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

Overall, in 2008, investments produced total interest and dividend income of $17.3 million, or 21.5% of total interest and dividend income compared to $19.0 million, or 22.1%, of total interest and dividend income, during 2007.

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

The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits decreased $22.0 million, or 3.4%, compared to the prior year. Within core deposits, demand deposit accounts increased to $176.5 million at December 31, 2008 from $172.6 million at December 31, 2007. Within total deposit growth, the balance sheet mix shifted from core deposits to certificate of deposit accounts. Savings balances declined to $381.1 million at December 31, 2008, a decrease of $15.7 million, or 4.0%, while certificate of deposit accounts increased $49.4 million, or 13.2%, to $423.4 million at December 31, 2008. Core deposits as a percentage of total deposits decreased to 59.4% at December 31, 2008 from 63.1% at December 31, 2007.  Overall, total deposits increased $27.4 million, or 2.7%, at December 31, 2008 as compared to the prior year.

As a by-product of the Bank’s emphasis on checking account growth, as well as deposit fee enhancement programs, service charges on deposit accounts, which include insufficient funds (“NSF”) fees, have grown over the years and represents the largest source of noninterest income for the Company. Service charges on deposit accounts produced an increase of $133,000, or 2.4%, from $5.6 million for 2007, to $5.7 million for 2008. The Company does not expect this growth to continue into 2009.

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

Borrowings and Liquidity

The Bank also derives cash flows from several sources, including loan repayments, deposit inflows and outflows, sales of available for sale investment securities and FHLB and other borrowings. Loan repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions.

The Bank utilizes borrowings on both a shorter- and longer-term basis to compensate for reductions in normal sources of funds on a daily basis and as opportunities present themselves. Additionally, the Bank will utilize borrowings as part of the Bank’s overall strategy to manage interest rate risk. At December 31, 2008, total borrowings stood at $320.0 million compared to $331.7 million at December 31, 2007.

In recent years, the Bank has sought to broaden its liquidity sources, using such resources as brokered deposits, repurchase agreements and lines at the Federal Reserve. The Bank has taken notice of the concerns that have been expressed about the FHLB and its ability to continue to pay dividends and/or repurchase member stock. As a member of the FHLB, the company is required to purchase FHLB stock in association with the Bank’s outstanding advances. This stock is classified as a restricted investment and carried at cost. The FHLB is currently operating with retained earnings below its targeted level. The Bank will continue to monitor the credit quality of its funding sources, including the FHLB, and the related impact on its FHLB stock.

Nondeposit Investment Products and Services

Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are primarily offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2008 and 2007 were $745,000 and $575,000, respectively.

Employees

At December 31, 2008, the Company had 233 full-time and 38 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.

Supervision and Regulation

Overview – The Company and the Bank are subject to extensive governmental regulation and supervision. Federal and state laws and regulations govern numerous matters affecting the Bank and/or the Company, including changes in the ownership or control, maintenance of adequate capital, financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of shareholders. Compliance with such regulation involves significant costs to the Company and the Bank and may restrict their activities. In addition, the passage of new or amended federal and state legislation could result in additional regulation of, and restrictions on, the operations of the Company and/or the Bank. The Company cannot predict whether any legislation currently under consideration will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of either the Company or the Bank. The following descriptions of applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but are brief summaries which are qualified in their entirety by reference to such statutes and regulations.

The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Sarbanes-Oxley Act of 2002. Since 2002, changes to SEC rules have accelerated the reporting of numerous internal events and increased the Company’s filing obligations and related costs.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, the Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”), and also is subject to certain laws of the State of Rhode Island.

The Bank is a Rhode Island chartered non-member bank of the Federal Reserve System. The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the FDIC. Accordingly, the Bank is subject to the supervision and regulation of the FDIC and the Rhode Island Department of Business Regulation (“Department of Business Regulation”).

Participation in the U.S. Treasury’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Department of the Treasury (“U.S. Treasury”) established a Capital Purchase Program, or CPP, providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 19, 2008, the Company sold 30,000 shares of Series A preferred shares and warrants to acquire 192,967 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $30 million. Due to the Company’s participation in the CPP, the Company may not increase its quarterly dividend (above its current level of $0.17 per share) or repurchase shares of its common stock for three years from the date of the U.S. Treasury’s investment without the prior consent of the U.S. Treasury (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), unless the Series A preferred shares have been redeemed in whole or transferred to a third party which is not an affiliate of the Company.  In addition, as a result of the Company’s participation in the CPP, the Company has agreed to certain limitations on executive compensation. For as long as the U.S. Treasury owns any debt or equity securities of the Company issued in connection with the CPP, the Company will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the EESA, and the regulations issued and in effect thereunder as of the closing date of the sale of the Series A preferred shares to the U.S. Treasury. This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by the Company in connection with the CPP, the Company must:

•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that could threaten the value of the Company;

•

Implement a required clawback of any bonus or incentive compensation paid to its senior executive officers based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

•	Not make any “golden parachute payment” (as defined in the Internal Revenue Code) to any of its senior executive officers; and

•	Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of its senior executive officers.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

If it appears to the Department of Business Regulation that a Rhode Island bank has violated its charter, or any law or regulation, or is conducting its business in an unauthorized or unsafe manner, or that the bank has been notified by its federal insurer of such insurer’s intent to terminate deposit insurance, the Director of the Department of Business Regulation (“Director”) may, under certain circumstances, restrict the withdrawal of deposits, order any person to cease violating any Rhode Island statutes or rules and regulations or cease engaging in any unsafe, unsound or deceptive banking practice, order that capital be restored, or suspend or remove directors, committee members, officers or employees who have violated the Rhode Island banking statutes, or a rule or regulation or order thereunder, or who are reckless or incompetent in the conduct of the bank’s business.

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

Federal Supervision:  FDIC

Overview – The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks that, like the Bank, are not members of the Federal Reserve System. The FDIC’s powers have been enhanced in the past two decades by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.

The Bank is subject to the FDIC regulatory capital requirements described below under “Regulatory Capital Requirements.” An FDIC-insured bank also must conform to certain standards, limitations, and collateral requirements with respect to certain transactions with affiliates such as the Company. Further, an FDIC-insured bank is subject to laws and regulations that limit the amount of, and establish required approval procedures, reporting requirements and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Company, the Bank, and any subsidiary of the Bank, and to their related interests. FDIC approval also is required prior to the Bank’s redemption of any stock. The prior approval of the FDIC or, in some circumstances, another regulatory agency, is required for mergers and consolidations. In addition, notice to the FDIC is required prior to the closing of any branch office, and the approval of the FDIC is required in order to establish or relocate a branch facility.

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

Deposit Insurance – The Bank’s deposits are insured by the BIF of the FDIC to the legal maximum for each separately insured depositor. The Federal Deposit Insurance Act, as amended (“FDI Act”), provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of BIF reserves to insured deposits in the BIF is less than 1.25%.

The FDIC has established a risk-based bank assessment system the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $585,000 that could be applied against premiums, subject to certain limitations. The Bank paid a minimum assessment of $2,000 in 2007, largely through the utilization of this one-time credit. In 2008, the Bank fully utilized the remainder of this credit. During 2008, banks were assessed rates ranging from 5 basis points per $100 of deposits for banks in Risk Category I (within which the Bank is classified) to 43 basis points for banks assigned to Risk Category IV. Beginning in 2009, banks will be assessed at rates ranging from 12 to 50 basis points per $100 of deposits. On February 27, 2009, the FDIC adopted an interim rule imposing a one-time special assessment of 20 basis points per $100 of insured deposits to be assessed in the second quarter of 2009. The interim rule also permits the FDIC to levy an additional 10 basis points in special assessment after June 30, 2009. The combined assessment increases are expected to have an adverse effect on the Company’s earnings for 2009 and future years as compared to prior years.

EESA provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest-bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which expires on December 31, 2009, and the temporary debt guarantee program. Under the transaction account guarantee program, an institution can provide full coverage on non-interest-bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. Under the terms of the temporary debt guarantee program, the Company is eligible to issue prior to June 30, 2009 up to $27.5 million of senior unsecured debt guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. Such guaranteed debt would be subject to an annual assessment amount ranging from 50 to 100 basis points depending on its maturity date.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by the FDIC.

Safety and Soundness Standards – The FDI Act also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.

Examination – FDIC requires that nearly all insured depository institutions have annual, on-site regulatory examinations and annual audits by an independent public accountant. Management must prepare an annual report, attested to by the independent public accountant, confirming management’s responsibility in preparing financial statements, maintaining internal controls for financial reporting and complying with safety and soundness standards. The audit process must be overseen by an independent audit committee composed of outside directors, provided that the federal banking agencies may permit the committee to include inside directors if the bank is unable to find competent outside directors, so long as outside directors comprise a majority of the committee.

Federal Supervision:  FRB

The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions and imposes capital adequacy requirements as described below under “Regulatory Capital Requirements.”

Regulatory Capital Requirements

FDIC Requirements – FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC-insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a capital ratio calculated using Tier 1 capital (as defined below) to total assets (“Tier 1 Leverage Ratio”) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk, which require FDIC-insured banks to maintain capital-to-risk weighted assets ratios based on Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”) of at least 4.0% and on total capital (“Total Risk-Based Capital Ratio”) of at least 8.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as “core”) capital consists of common shareholders’ equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. “Supplementary” or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.

Prompt Corrective Action Provisions – In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as “prompt corrective action.” Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution’s capitalization. These categories are the following: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well-capitalized, it must have a Total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk- Based Capital Ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a Total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.

As of December 31, 2008, the Bank’s Tier 1 Leverage Ratio was 7.92%, its Tier 1 Risk-Based Capital Ratio was 11.21% and its Total Risk-Based Capital Ratio was 12.46%. Based upon the above ratios, the Bank is considered “well-capitalized” for regulatory capital purposes.

The activities in which a depository institution may engage and the remedies available to federal regulators vary depending upon the category described above into which an institution’s level of capital falls. At each successive downward capital level, institutions are subject to more restrictions on their activities. For example, only “well-capitalized” institutions may accept brokered deposits without prior regulatory approval (brokered deposits are defined to include deposits with an interest rate which is 75 basis points (“bps”) above prevailing rates paid on similar deposits in an institution’s normal market area).

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

FRB Requirements – A bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company’s capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2008, on a consolidated basis, the Company’s Tier 1 Leverage Ratio was 10.04%, its Tier 1 Risk-Based Capital Ratio was 14.23% and its Total Risk-Based Capital Ratio was 15.48%. Based upon the above ratios, the Company is considered “well-capitalized” for regulatory capital purposes.

Basel Accord – U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (“Basel Committee”), continue to consider and to make changes to the risk-based capital adequacy framework, which could affect the appropriate capital guidelines to which the Company and the Bank are subject.

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the “core” 20 or so largest U.S. bank holding companies (“Core Banks”). In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A, which would allow banks and bank holding companies that are not among the Core Banks to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007, an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-Core Banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In December 2007, the federal banking agencies issued the final regulation that will implement Basel II for the Core Banks, permitting only the advanced approach. The final rule implementing Basel II reiterated that non-Core Banks would have the option to take the standardized approach. The rule also allows a banking organization’s primary Federal supervisor to determine whether the applicable of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. The Bank is currently not required to comply with Basel II.

In July 2008, the federal banking agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule had not been issued as of December 31, 2008. The proposed rule, if adopted, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to certain federal statutes limiting transactions with non-banking affiliates and insiders. Section 23A of the Federal Reserve Act limits loans or other extensions of credit to asset purchases with, and investments in, affiliates of the Bank, such as the Company, to ten percent (10%) of the Bank’s capital and surplus. Further, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. Section 23B of the Federal Reserve Act, among other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons.

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

Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $9.8 million at December 31, 2008 and $7.6 million at December 31, 2007. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other unaffiliated persons, and do not represent more than normal credit risk.

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

Gramm-Leach-Bliley Act

In late 1999, Congress enacted the Gramm-Leach-Bliley Act (“G-L-B Act”), which repealed provisions of the 1933 Glass-Steagall Act that required separation of the commercial and investment banking industries. The G-L-B Act expands the range of non-banking activities that certain bank holding companies may engage in while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. In order to engage in these new non-banking activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its banking subsidiaries is “well-capitalized” and “well-managed” and has a rating of “Satisfactory” or better under the Community Reinvestment Act of 1977.

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

Other Aspects of Federal and State Laws

Community Reinvestment Act – The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank’s performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank’s last CRA examination, the Bank received a “Satisfactory” rating.

USA PATRIOT Act – The USA PATRIOT Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others:  money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002 – In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, the operating effectiveness of these controls.

Insurance Sales – Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.

Miscellaneous – The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, sales of non-deposit investment products, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure and equal credit opportunity.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the business may be affected by any new regulation or statute. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions are very unpredictable at this time.

Effect of Governmental Policy

The Company’s revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Banking is a business that depends heavily on interest rate differentials. One of the most significant factors affecting the Bank’s earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings, on the one hand, and, on the other hand, the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank’s portfolio. The value and yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and policies of regulatory agencies, particularly the FRB, which implements national monetary policy. Management cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A. RISK FACTORS

Overview

Investing in our common stock involves a degree of risk. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

Risks Related to Our Business

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. These negative developments in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. Additionally, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations and imposing increased costs, and adversely impact our financial performance.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in the U.S. markets and our markets may have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financings) continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan and lease portfolios and provision for loan and lease losses. Negative conditions in our market could adversely affect our borrowers’ ability to repay their loans and leases and the value of the underlying collateral, which in turn, may negatively impact our financial results.

Current regional and local economic conditions could adversely affect our profitability.

Rhode Island, like many other states in New England and across the country, is facing a mix of growing budget deficits, increasing foreclosures and decreasing home prices. Furthermore, Rhode Island’s unemployment rate continues to exceed the national average and is currently the second highest unemployment rate in the United States.

While it is estimated that Rhode Island could receive approximately $1 billion under the ARRA signed into law by President Obama on February 17, 2009, in order to address the precarious circumstances facing the state and estimated budget shortfalls in the coming years, Rhode Island’s legislature is grappling with decisions over deep spending cuts in welfare programs and other social services, reductions in the state’s employee workforce and severe cutbacks in state aid to cities and towns.  It is also possible that tax increases on both individuals and businesses will be needed in the near future to close the budget gap. These measures, combined with rising unemployment and the general slowdown in the national economy, could negatively impact the operations and financial condition of the Bank’s customers, and thus the quality of the Bank’s assets, as well as the Bank’s ability to originate new business. Additionally, Rhode Island businesses, like many companies throughout the United States, are being forced to deal with ever-increasing health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island’s ability to attract and retain businesses in the state.

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

We also face competition from a number of local financial institutions with branches in Rhode Island and in nearby Massachusetts, some of which have been acquired by both local and out-of-state service providers. Additionally, we face competition from out-of-state financial institutions which have established loan production offices in our marketplace, a variety of competitors who seek deposits over the internet and non-bank competitors.

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

Our earnings and cash flows are heavily dependent on net interest margin, which is the difference between interest income that we earn on loans and investments and the interest expense paid on deposits and other borrowings. When maturities of assets and liabilities are not balanced, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operation. Interest rates are highly sensitive to factors that are beyond our control, including general economic conditions, inflation rates, flattening or inversion of the yield curve, business activity levels, money supply and the policies of various government and regulatory authorities. For example, decreases in the discount rate by the Board of Governors of the Federal Reserve System usually lead to falling interest rates, which affects interest income and interest expense. Falling interest rates have an immediate impact on the Company’s variable-rate assets, while the Company is generally unable to bring deposit and borrowing costs down as quickly. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. The nature, timing and effect of any future changes in interest rates on us and our future results of operations are not predictable.

Changes in customer behavior could adversely affect our profitability.

Changes in customer behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs and higher operational costs for the Company. We obtain a large portion of our fee revenue from service charges on our deposit accounts and depend on low-interest cost deposits as a significant source of funds.  In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. We actively monitor customer behavior and adjust policies and marketing efforts accordingly to attract new and retain existing deposit account customers.

Our focus on commercial lending may result in greater risk of losses.

At December 31, 2008, 61.1% of our loan and lease portfolio consisted of commercial real estate, business and construction loans and leases, an increase from 55.3% of our loan and lease portfolio at December 31, 2007. We intend to continue to emphasize the origination of these types of loans and leases. These loans generally have a greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one-to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan. Additionally, the primary focus of our business strategy is to serve small to medium-sized businesses and most of our commercial customers are small to medium-sized firms. During periods of economic weakness, small to medium-sized businesses may be impacted more severely and more quickly that larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.

The risk of loan and lease losses varies with, among other things, business and economic conditions, the character and size of the portfolio, loan growth, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2008, the allowance for loan and lease losses totaled $14.7 million, representing 1.36% of total loans. There can be no assurance that, in the current environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect the Company’s business, financial position and results of operation.

We may be required to record an impairment charge for goodwill related to acquisitions.

We have acquired certain assets and assumed certain liabilities through acquisitions. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or asset portfolios. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill and we may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment. Our common stock has been trading below both our book value and tangible book value per common share during the fourth quarter of 2008. If our common stock continues to trade at levels below our book value and tangible book value per share, we will conduct quarterly impairment reviews. If, as a result of our periodic review and evaluation of our goodwill for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected the fair value of the business, we may be required to record an impairment charge to the extent that the carrying values of our goodwill exceeds the fair value of the business. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

Our operations and profitability could be adversely affected by continued deterioration of the Federal Home Loan Bank System.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposit, we utilize several non-core funding sources, such as FHLB advances, wholesale repurchase agreements, brokered certificates of deposit and other sources. The availability of these non-core funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.  In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank System (the “FHLB System”) is under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities.  Several Federal Home Loan Banks have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that several have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock.  These institutions obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. Government does not guarantee these obligations and each of the 12 Federal Home Loan Banks are generally jointly and severally liable for repayment of each other’s debt.  We are a member of the FHLB-Boston which in February 2009 announced that, while it meets all of its regulatory capital requirements, it has suspended its quarterly dividend and will continue its moratorium on excess stock repurchase. Should financial conditions continue to weaken, the FHLB System (including FHLB-Boston) in the future may have to curtail advances to member institutions like us. Should the FHLB System deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources.  Furthermore, we are required to invest in FHLB stock in order to borrow from the FHLB system and our investment in the FHLB could be adversely impacted if the financial health of the FHLB System worsens.

We may experience a decline in the market value of our investment securities.

A decline in the market value of our investment securities may require us to recognize an “other-than-temporary” impairment against such securities under U.S. generally accepted accounting principles (“GAAP”) if we were to determine that, with respect to any securities in unrealized loss positions, we do not have the ability and intent to hold such securities to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences increase the risk of potential impairment on these assets. During the year ended December 31, 2008, we recorded losses for other-than-temporarily impairment of securities of $219,000. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future earnings. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be charged to earnings in future periods, resulting in realized losses.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the investment securities that we own.

During 2008, the U.S. Government, through the Federal Housing Authority and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, the new Administration and members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the mortgage-backed securities, collateralized mortgage obligations and other securities that we own. Additionally, we may experience an increased level of restructured loans in our residential mortgage portfolio.

Expanding the franchise may limit increases in profitability.

We have sought to increase the size of our franchise by pursuing business development opportunities and have grown substantially since inception. To the extent additional branches are opened, we are likely to experience higher operating expenses relative to operating income from the new branches, which may limit increases in profitability. The ability to increase profitability by establishing new branches is dependent on our ability to identify advantageous branch locations and generate new deposits and loans from those locations and an attractive mix of deposits that will create an acceptable level of net income. In recent years, customer preference for higher yielding term deposits combined with low interest rates and significant competitive deposit pricing pressures in our market have extended the average timeframe for a new branch to achieve profitability, which has adversely affected our earnings. There can be no assurance that any new and/or relocated branches will generate an acceptable level of net income or that we will be able to successfully establish new branch locations in the future. In addition, there can be no assurance that we will be successful in developing new business lines or that any new products or services introduced will be profitable.

Our growth is substantially dependent on our management team.

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives, who have substantial background and experience in banking and financial services, as well as personal contacts, in the Rhode Island market and the region generally. Competition for such personnel is intense, and there is no assurance we will be successful in retaining such personnel. New restrictions on executive compensation imposed on CPP participants, such as the Company, pursuant to EESA and ARRA may place us at a competitive disadvantage in retaining our highest performing personnel. Loss of key personnel may be disruptive to business and could have a material adverse effect on our business, financial condition and results of operations.

Our operating history is not necessarily indicative of future operating results.

The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional and local economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, the yield curve has been flat-to-inverted during parts of the last three years. Also, customers in the past few years have indicated a preference for higher-yielding term deposit and savings account products. Nonperforming asset levels and loan and lease losses have been low since inception. Continued deteriorating economic conditions coupled with increased unemployment and decreased consumer spending could have a further negative effect on results of our operations through higher credit losses, lower transaction related revenues and lower average deposit balances.

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

We chose to participate in the CPP and as a result of such participation are subject to additional regulatory restrictions, including limitations and prohibitions on various forms of executive compensation, restriction on dividends and stock repurchases and corporate governance requirements. The EESA and ARRA are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our business, financial condition or results of operations.

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

Risks Related to the Company’s Common Stock

Our common stock has limited liquidity.

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Select Market SM, it has less liquidity than the average stock quoted on a national securities exchange. Because of this limited liquidity, it may be more difficult for investors to sell a substantial number of shares and any such sales may adversely affect the stock price.

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

The market price of our common stock may be subject to significant fluctuations in response to variations in the quarterly operating results, changes in management, announcements of new products or services by us or competitors, legislative or regulatory changes, general trends in the industry and other events or factors unrelated to our performance. The stock market has experienced price and volume fluctuations which have affected the market price of the common stock of many companies for reasons frequently unrelated to the operating performance of these companies, thereby adversely affecting the market price of these companies’ common stock. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets. Accordingly, there can be no assurance that the market price of our common stock will not decline.

There are limitations on our ability to pay dividends.

Our ability to pay dividends is subject to the financial condition of the Bank, as well as other business considerations. Payment of dividends by the Company is also restricted by statutory limitations. These limitations could have the effect of reducing the amount of dividends we can declare. Due to our participation in the CPP, we may not increase our dividend without the consent of the U.S. Treasury prior to December 19, 2011, unless the Series A preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of ours. See Note 19 of Notes to the Consolidated Financial Statements for additional CPP information.

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

The Series A preferred shares impact net income available to our common shareholders and our earnings per share.

As long as our Series A preferred shares are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred shares have been paid in full.  Additionally, for so long as the U.S. Treasury owns the Series A preferred shares, we are not permitted to increase cash dividends on our common stock without the

U.S. Treasury’s consent. The dividends declared on our Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share. In addition, unless we are able to redeem the Series A preferred shares during the first five years, the dividends on this capital will increase substantially at that point, from 5% ($1.5 million annually) to 9% ($2.7 million annually). Additionally, warrants to purchase our common stock issued to the U.S. Treasury, in conjunction with the issuance of the Series A preferred shares, may be dilutive to our earnings per share. Our Series A preferred shares will also receive preferential treatment in the event of our liquidation, dissolution or winding up.

Holders of the Series A preferred shares have rights that are senior to those of our common shareholders.

The Series A preferred shares that we have issued to the U.S. Treasury is senior to our shares of common stock and holders of the Series A preferred shares have certain rights and preferences that are senior to holders of our common stock. The Series A preferred shares will rank senior to our common stock and all other equity securities of ours designated as ranking junior to the Series A preferred shares.  So long as any Series A preferred shares remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock.  We and our subsidiaries also may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series A preferred shares for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series A preferred shares are entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

Holders of the Series A preferred shares may, under certain circumstances, have the right to elect two directors to our board of directors.

In the event that we fail to pay dividends on the Series A preferred shares for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the Series A preferred shares, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series A preferred shares have limited voting rights.

Except as otherwise required by law, and in connection with the election of directors to our board of directors, in the event that we fail to pay dividends on the Series A preferred shares for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series A preferred shares have limited voting rights.  So long as the Series A preferred shares are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the Series A preferred shares outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred shares; (2) any amendment to the rights of the Series A preferred shares so as to adversely affect the rights, preferences, privileges or voting power of the Series A preferred shares; or (3) consummation of any merger, share exchange or similar transaction unless the Series A preferred shares remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the Series A preferred shares remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the Series A preferred shares.

Directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 27.1% of our outstanding common stock as of December 31, 2008. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

The following are the locations of the Bank's offices:

Location	Size (Square feet)	Year Opened or Acquired	Owned or Leased	Lease Expiration Date

Branch offices:
1047 Park Avenue, Cranston, RI.	4,700	1996	Owned	Not Applicable
383 Atwood Avenue, Cranston, RI.	4,700	1996	Owned	Not Applicable
1269 South County Trail, East Greenwich, RI.	2,600	2005	Leased	5/31/25
999 South Broadway, East Providence, RI.	3,200	1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI.	3,100	1996	Leased	12/31/09
1440 Hartford Avenue, Johnston, RI.	4,700	1996	Land Leased	12/31/12
625 G. Washington Highway, Lincoln, RI.	1,000	2005	Owned	Not Applicable
1140 Ten Rod Road, North Kingstown, RI.	4,000	2004	Land Leased	6/30/18
499 Smithfield Avenue, Pawtucket, RI.	3,500	2007	Land Leased	5/31/21
One Turks Head Place, Providence, RI.	5,000	1996	Leased	(B) 4/30/09
165 Pitman Street, Providence, RI.	3,300	1998	Leased	10/31/13
445 Putnam Pike, Smithfield, RI.	3,500	1996	Leased	7/31/19
1062 Centerville Road, Warwick, RI.	2,600	1996	Owned	Not Applicable
1300 Warwick Avenue, Warwick, RI.	4,200	1996	Leased	6/30/14
2975 West Shore Road, Warwick, RI.	3,500	2000	Leased	3/31/10
1175 Cumberland Hill Road, Woonsocket, RI.	3,300	1998	Owned	Not Applicable

Administrative and operational offices:
2104 Plainfield Pike, Cranston, RI.	700	2002	Owned	Not Applicable
625 G. Washington Highway, Lincoln, RI.	23,600	2003	Owned	Not Applicable
One Turks Head Place, Providence, RI.	20,600	1999	Leased	(B) 6/30/09
One Ames Court, Plainview, NY.	4,400	2005	Leased	1/31/13

Planned branch offices:
40 Newport Avenue, East Providence, RI.	(A)	Not Applicable	Leased	12/31/17

(A)

Facility currently under construction or in planning.

(B)

Notice provided to exercise additional lease option term.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends – Our common stock is traded on the Nasdaq Global Select Market SM under the symbol “BARI.” The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price		Dividend
	High	Low	Paid
2007:
First Quarter	$44.75	$42.10	$0.15
Second Quarter	44.41	36.04	0.15
Third Quarter	39.84	32.07	0.16
Fourth Quarter	36.70	32.61	0.16
2008:
First Quarter	$37.15	$30.70	$0.16
Second Quarter	38.13	28.05	0.16
Third Quarter	32.00	26.00	0.17
Fourth Quarter	30.00	19.05	0.17

As of February 28, 2009, there were approximately 105 holders of record of our common stock.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury to participate in the CPP. Due to the Company’s participation in the CPP, the Company may not increase its quarterly dividend (above its current level of $0.17 per share) without the prior consent of the U.S. Treasury for three years from the date of the U.S. Treasury’s investment unless the Series A preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the Company. See Note 19 of Notes to the Consolidated Financial Statements for additional CPP information.

Stock Repurchase Program – The Company has maintained a stock repurchase program authorized by the Company’s board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program during the first quarter of 2008.  Due to the Company’s participation in the CPP, the Company may not repurchase shares of common stock prior to the third anniversary of the U.S. Treasury’s investment (December 19, 2011) without the prior consent of the U.S. Treasury, unless the Series A preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the Company.

In February 2008 and January 2009, the Company’s Chief Executive Officer delivered 7,450 and 23,700 shares, respectively, of the Company's common stock to satisfy the exercise price for 20,000 stock options exercised each in 2008 and 2009. The shares delivered were valued at $33.30 and $20.30 per share, respectively. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash. The delivered shares are included with treasury stock in the Consolidated Balance Sheets.

The following graph and table show changes in the value of $100 invested on December 31, 2003 through December 31, 2008 in our common stock, the SNL Bank $1 Billion to $5 Billion Index and the Russell 3000 Index. The investment values are based on share price appreciation plus dividends paid in cash, assuming that dividends were reinvested on the date they were paid.

Total Return Performance
200
100
0
Index Value
Bancorp Rhode Island, Inc.
Russell 3000
SNL Bank $1B-$5B Index
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08

	Period Ending					
Index	**12/31/03**	**12/31/04**	**12/31/05**	**12/31/06**	**12/31/07**	**12/31/08**
Bancorp Rhode Island, Inc.	100.00	122.38	104.50	137.93	110.65	70.24
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Bank $1B-$5B Index	100.00	123.42	121.31	140.38	102.26	84.81

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere herein.

	As of and for the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share data)
Statements of operations data:
Interest income	$80,298	$86,070	$81,202	$69,520	$57,719
Interest expense	34,930	44,826	38,974	26,619	19,625
Net interest income	45,368	41,244	42,228	42,901	38,094
Provision for loan and lease losses	4,520	700	1,202	1,423	836
Noninterest income	10,609	10,785	8,988	9,274	8,581
Noninterest expense	37,886	38,025	38,727	36,343	32,929
Income before taxes	13,571	13,304	11,287	14,409	12,910
Income taxes	4,427	4,259	3,576	4,840	4,296
Net income	9,144	9,045	7,711	9,569	8,614
Preferred stock dividends	(50)	—	—	—	—
Accretion of preferred shares discount	(8)	—	—	—	—
Net income applicable to common shares	$9,086	$9,045	$7,711	$9,569	$8,614

Per share data:
Basic earnings per common share	$1.99	$1.89	$1.62	$2.14	$2.17
Diluted earnings per common share	$1.96	$1.84	$1.57	$2.04	$2.04
Dividends per common share	$0.66	$0.62	$0.60	$0.60	$0.58
Dividend pay-out ratio	33.7%	33.7%	38.2%	29.4%	28.4%
Book value per share of common stock	$26.14	$24.79	$23.39	$22.21	$19.68
Tangible book value per share of common stock	$23.52	$22.21	$21.03	$19.83	$16.99
Average common shares outstanding - basic	4,560,858	4,791,625	4,766,854	4,478,081	3,975,413
Average common shares outstanding - diluted	4,631,208	4,918,763	4,920,569	4,697,134	4,222,856
Balance sheet data:
Total assets	$1,528,974	$1,477,119	$1,479,099	$1,442,782	$1,239,069
Investment securities	60,842	76,986	103,425	150,959	104,600
Mortgage-backed securities	265,564	258,195	240,462	234,858	159,946
Total loans and leases receivable	1,077,742	1,038,132	1,004,292	950,806	886,301
Allowance for loan and lease losses	14,664	12,619	12,377	11,665	11,454
Goodwill, net	12,019	11,772	11,317	11,234	10,766
Deposits	1,042,192	1,014,780	1,016,423	980,969	880,674
Borrowings	320,015	331,703	337,097	344,769	271,386
Total shareholders' equity	149,605	113,108	112,085	104,832	78,923
Common shareholders’ equity	119,597	113,108	112,085	104,832	78,923
Average balance sheet data:
Total assets	$1,484,867	$1,469,574	$1,451,959	$1,347,510	$1,168,454
Investment securities	60,972	112,461	144,460	131,711	102,827
Mortgage-backed securities	274,160	229,872	227,973	209,004	132,946
Total loans and leases receivable	1,052,552	1,014,951	980,598	916,273	848,550
Allowance for loan and lease losses	13,350	12,503	12,002	11,560	11,072
Goodwill, net	11,982	11,318	11,290	11,067	10,766
Deposits	1,018,510	1,010,162	965,194	928,374	858,739
Borrowings	332,602	326,398	362,721	306,344	227,365
Total shareholders' equity	116,492	114,872	106,874	95,922	74,704
Common shareholders’ equity	114,183	114,872	106,874	95,922	74,704
Operating ratios:
Interest rate spread	2.72%	2.29%	2.50%	2.92%	3.07%
Net interest margin	3.21%	2.96%	3.06%	3.35%	3.44%
Efficiency ratio (a)	67.68%	73.08%	75.62%	69.66%	70.55%
Return on average assets	0.62%	0.62%	0.53%	0.71%	0.74%
Return on equity	8.01%	7.87%	7.22%	9.98%	11.53%
Return on common equity	7.80%	7.87%	7.22%	9.98%	11.53%
Tangible equity ratio	9.07%	6.92%	6.87%	6.54%	5.55%
Tangible common equity ratio	7.09%	6.92%	6.87%	6.54%	5.55%
Asset quality ratios:
Nonperforming loans and leases to total loans and leases	1.33%	0.40%	0.14%	0.04%	0.08%
Nonperforming assets to total assets	0.94%	0.28%	0.10%	0.03%	0.06%
Allowance for loan and lease losses to nonperforming loans and leases	102.05%	304.15%	875.94%	2,810.84%	1,562.62%
Allowance for loan and lease losses to total loans and leases	1.36%	1.22%	1.23%	1.23%	1.29%
Net loans and leases charged-off to average loans and leases outstanding	0.24%	0.05%	0.05%	0.13%	0.01%

	As of and for the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Capital ratios:
Average common shareholders’ equity to average total assets	7.69%	7.82%	7.36%	7.11%	6.40%
Tier I leverage ratio	10.04%	7.87%	8.37%	8.21%	7.06%
Tier I risk-based capital ratio	14.23%	11.06%	12.05%	12.62%	10.01%
Total risk-based capital ratio	15.48%	12.28%	13.27%	13.87%	11.26%

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

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at  MACROBUTTON HtmlResAnchor http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the FHLB.

Overview

In 2008, the Company continued its balance sheet conversion to a more commercial profile and improved its profitability. The Company increased its commercial loan and lease portfolio by nearly 15%. Net interest income and diluted earnings per common share improved in 2008, while the Company slightly reduced its operating costs. For a fuller narrative commentary on these matters, refer to Item 1, “Business.”

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets (“net interest margin”), and the quality of the Company’s assets.

The Company’s net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis table shown on page 33. Information as to the components of interest income and interest expense and average rates is provided under "Average Balances, Yields and Costs" on page 32.

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

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition – Asset Quality.”

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

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 87% (based upon June 2008 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media.

The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank formed a private banking division and completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”). The Bank is using the Macrolease platform to generate additional income by originating equipment leases for third parties, as well as increasing the Bank's portfolio of equipment leases.

In 2008, approximately 81.0% of the Company’s total revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income.

In 2008, the Bank experienced an overall increase in net interest margin, as the 2008 net interest margin of 3.21% was 25 basis points (“bps”) higher than the 2007 net interest margin of 2.96%.

The future operating results of the Company will depend on the ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan and lease losses, review of goodwill for impairment, valuation of investment and mortgage-backed securities and income taxes. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

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

Nonperforming commercial, commercial real estate and small business loans and leases in excess of a specified dollar amount are deemed to be “impaired.” The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral if collateral dependent, the present value of expected future cash flows, or where available, the observable market price of the loans. Provisions for losses on the remaining commercial, commercial real estate, small business, residential mortgage and consumer loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments.

While management evaluates currently available information in establishing the allowance for loan and lease losses, future additions to the allowance may be necessary if conditions differ substantially from the assumptions used in making evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Review of goodwill for impairment

In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company’s balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions,” the Company ceased amortizing this goodwill and currently reviews it at least annually for impairment.

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.3 million of goodwill through December 31, 2008.

The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. The fair value of the Company was determined using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Valuation of investments and mortgage-backed securities

Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2008 and 2007, all of the Company’s investment and mortgage-backed securities were classified as available for sale.

Declines in the fair values of securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that management concludes that other-than-temporary impairment occurs. The Company uses various indicators in determining whether a security is other-than-temporarily impaired, including for debt securities, when it is probable that the contractual interest and principal will not be collected, the length of time and extent to which fair value has been less than cost and the creditworthiness and near-term prospects of the issuer. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability of the Company to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. Continued adverse economic and market conditions could result in losses from other-than-temporary impairment.

Income taxes

Certain areas of accounting for income taxes require management’s judgment, including determining the expected realization of deferred tax assets and the adequacy of liabilities for uncertain tax positions. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of the net deferred tax assets or liabilities for uncertain tax positions could vary materially from the amounts previously recorded.

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or a deduction taken on the Company’s tax return but not yet recognized as an expense in the Company’s financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

Results of Operations

Net Interest Income

Net interest income for 2008 was $45.4 million, compared to $41.2 million for 2007 and $42.2 million for 2006. The net interest margin increased in 2008 to 3.21%, compared to 2.96% in 2007. In 2006, the net interest margin was 3.06%. The increase in net interest income of $4.1 million, or 10.0%, during 2008 was primarily attributable to achieving a lower cost of funding. Average earning assets increased $17.9 million, or 1.3%, and average interest-bearing liabilities increased $20.9 million, or 1.8%, during 2008, compared to 2007.

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

	Year ended December 31,
	2008			2007			2006
	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield
Assets	(Dollars in thousands)
Earning assets:
Overnight investments	$8,577	$264	3.07%	$21,030	$1,103	5.24%	$9,931	$517	5.21%
Investment securities	60,972	2,767	4.54%	112,461	5,707	5.07%	144,460	6,245	4.32%
Mortgage-backed securities	274,160	13,655	4.98%	229,872	11,166	4.86%	227,973	10,542	4.62%
Stock in the FHLB	15,671	610	3.89%	15,723	1,056	6.72%	16,473	906	5.50%
Loans receivable:
Commercial loans and leases	617,254	39,709	6.43%	540,383	39,657	7.34%	473,851	34,381	7.26%
Residential mortgage loans	226,483	12,095	5.34%	255,442	13,768	5.39%	288,374	15,352	5.32%
Consumer and other loans	208,815	11,198	5.36%	219,126	13,613	6.21%	218,373	13,259	6.07%
Total earning assets	1,411,932	80,298	5.69%	1,394,037	86,070	6.17%	1,379,435	81,202	5.89%
Cash and due from banks	23,062			24,178			22,274
Allowance for loan and lease losses	(13,350)			(12,503)			(12,002)
Premises and equipment	13,195			14,458			14,840
Goodwill, net	11,982			11,318			11,290
Accrued interest receivable	4,888			5,865			5,840
Bank-owned life insurance	25,033			23,627			20,841
Prepaid expenses and other assets	8,125			8,594			9,441
Total assets	$1,484,867			$1,469,574			$1,451,959
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$60,438	162	0.27%	$62,327	391	0.63%	$71,188	356	0.50%
Money market accounts	5,249	69	1.31%	6,285	135	2.15%	8,757	161	1.84%
Savings accounts	388,060	7,042	1.81%	376,746	11,028	2.93%	349,675	7,929	2.27%
Certificate of deposit accounts	389,021	14,306	3.68%	382,711	17,676	4.62%	355,908	14,030	3.94%
Overnight and short-term borrowings	54,878	902	1.64%	57,117	2,717	4.76%	44,241	2,124	4.80%
Wholesale repurchase agreements	10,000	540	5.32%	11,425	602	5.27%	20,000	870	4.35%
FHLB borrowings	254,321	10,960	4.31%	240,668	10,768	4.47%	279,922	12,044	4.30%
Subordinated deferrable interest debentures	13,403	949	7.08%	17,188	1,509	8.78%	18,558	1,460	7.87%
Total interest-bearing liabilities	1,175,370	34,930	2.97%	1,154,467	44,826	3.88%	1,148,249	38,974	3.39%
Noninterest-bearing deposits	175,742			182,093			179,666
Other liabilities	17,263			18,142			17,170
Total liabilities	1,368,375			1,354,702			1,345,085
Shareholders’ equity	116,492			114,872			106,874
Total liabilities and shareholders’ equity	$1,484,867			$1,469,574			$1,451,959
Net interest income		$45,368			$41,244			$42,228
Net interest rate spread			2.72%			2.29%			2.50%
Net interest rate margin			3.21%			2.96%			3.06%

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

	Year ended December 31,
	2008 vs. 2007 Increase/(decrease) due to			2007 vs. 2006 Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$(346)	$(493)	$(839)	$3	$583	$586
Investment securities	(532)	(2,408)	(2,940)	982	(1,520)	(538)
Mortgage-backed securities	280	2,209	2,489	522	102	624
Stock in the FHLB	(443)	(3)	(446)	193	(43)	150
Commercial loans and leases	(5,555)	5,607	52	139	5,137	5,276
Residential mortgage loans	(127)	(1,546)	(1,673)	189	(1,773)	(1,584)
Consumer and other loans	(1,860)	(555)	(2,415)	366	(12)	354
Total interest income	(8,583)	2,811	(5,772)	2,394	2,474	4,868
Interest expense:
NOW accounts	(217)	(12)	(229)	83	(48)	35
Money market accounts	(46)	(20)	(66)	24	(50)	(26)
Savings accounts	(4,308)	322	(3,986)	2,448	651	3,099
Certificate of deposit accounts	(3,645)	275	(3,370)	2,534	1,112	3,646
Overnight & short-term borrowings	(1,711)	(104)	(1,815)	(20)	613	593
FHLB and other borrowings	(417)	547	130	623	(2,167)	(1,544)
Capital trust and other subordinated securities	(254)	(306)	(560)	162	(113)	49
Total interest expense	(10,598)	702	(9,896)	5,854	(2)	5,852
Net interest income	$2,015	$2,109	$4,124	$(3,460)	$2,476	$(984)

Comparison of Years Ended December 31, 2008 and December 31, 2007

General

Net income for 2008 increased $99,000, or 1.1%, to $9.1 million from $9.0 million for 2007. Earnings per diluted common share (“EPS”) increased from $1.84 for 2007 to $1.96 for 2008. The 2008 earnings represented a return on average assets of 0.62% and a return on average equity of 8.01% for 2008, as compared to a return on average assets of 0.62% and a return on average equity of 7.87% for 2007.

Net Interest Income

For 2008, net interest income was $45.4 million, compared to $41.2 million for 2007. The net interest margin for 2008 was 3.21% compared to a net interest margin of 2.96% for 2007. Although the yield on the Company’s interest-earning assets declined by 49 bps compared to 2007, net interest income increased $4,124,000, or 10.0%. The increase in net interest income is a result of the cost of funds on interest-bearing liabilities declining 91 bps compared to the prior year.

Interest Income – Investments

Total investment income (consisting of interest on overnight investments, investment securities and MBSs, and dividends on FHLB stock) was $17.3 million for 2008, compared to $19.0 million for 2007. This decrease in total investment income of $1,736,000, or 9.1%, was attributable to a 21 basis point decrease in the overall yield on investments, from 5.02% in 2007 to 4.81% in 2008, along with a decrease in the average balance of investments of approximately $19.7 million.

Interest Income – Loans and Leases

Interest from loans was $63.0 million for 2008, and represented a yield on total loans of 5.99%. This compares to $67.0 million of interest, and a yield of 6.61%, for 2007. Increased interest income resulting from growth in the average balance of loans of $37.6 million, or 3.7%, was counteracted by a decrease in the yield on loans of 62 bps.

The average balance of the various components of the loan portfolio changed as follows: commercial loans and leases increased $76.9 million, or 14.2%; consumer and other loans decreased $10.3 million, or 4.7%; and residential mortgage loans decreased $29.0 million, or 11.3%. The yield on the various components of the loan portfolio changed as follows:  commercial loans and leases decreased 91 bps, to 6.43%; consumer and other loans decreased 85 bps, to 5.36%; and residential mortgage loans decreased 5 bps, to 5.34%. The yields on loans and leases declined primarily from lower yields on new originations and repricing of existing variable rate assets.

Interest Expense – Deposits and Borrowings

Interest paid on deposits and borrowings decreased by $9.9 million, or 22.1%, due to lower market interest rates during 2008. The overall average cost for interest-bearing liabilities decreased 91 bps from 3.88% for 2007, to 2.97% for 2008. The average balance of total interest-bearing liabilities increased $20.9 million, or 1.8%, to $1.18 billion for 2008.

The growth in deposit average balances of $14.7 million, or 1.8%, during 2008 was centered primarily in savings accounts (up $11.3 million, or 3.0%) and CD accounts (up $10.0 million, or 2.8%). These increases were partially offset by a decrease in brokered CDs (down $3.6 million, or 15.8%). The cost of deposits in total decreased 97 bps in 2008 to 2.56%, compared to 3.53% in the prior year.

The average balance of borrowings increased as compared to the prior year, with increases in FHLB funding (up $13.7 million, or 5.7%) slightly offset by decreases in subordinated debentures (down $3.8 million, or 22.0%) and decreases in short term and other borrowings (down $3.7 million, or 5.3%). Overall, the cost of nondeposit borrowings decreased 77 bps in 2008 to 4.01%, compared to 4.78% in the prior year, reflecting the market interest rate declines experienced in 2008.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $4.5 million for 2008, compared to $700,000 for 2007. Additions were made to the provision in 2008 in response to increased nonperforming and classified loans, increased levels of charge-offs, weakened economic conditions and growth in the commercial loan portfolio. The increased provision served to improve the ratio of the allowance for loan and lease losses to 1.36% as of December 31, 2008, compared to 1.22% at the prior year-end. The allowance for loan and lease losses expressed as a percentage of nonperforming loans and leases was 102.05% at December 31, 2008 and 304.2% at December 31, 2007. Net charge-offs for 2008 were $2.5 million compared to $458,000 for 2007.

Management evaluates several factors including new loan originations, actual and estimated charge-offs and the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan and lease losses in future periods. Also see discussion under “Allowance for Loan and Lease Losses.”

Noninterest Income

Total noninterest income decreased by $176,000 or 1.6%, from $10.8 million for 2007, to $10.6 million for 2008. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2008	2007
	(In thousands)
Service charges on deposit accounts	$5,711	$5,578
Income from bank-owned life insurance	1,080	1,038
Loan related fees	803	649
Commissions on nondeposit investment products	745	575
Gain (loss) on sale of AFS securities	725	254
Impairment of available for sale securites	(219)	—
Net gains on lease sales and commissions on loans originated for others	454	1,216
Other income	1,310	1,475
Total noninterest income	$10,609	$10,785

Deposit account service charges continue to represent the largest source of noninterest income for the Company and produced growth of $133,000, or 2.4%. Income from bank-owned life insurance (“BOLI”) increased $42,000, or 4.0%. Loan related fees increased $154,000, or 23.7%, primarily as a result of a new swap product discussed below. An increase in the volume of nondeposit investment products provided additional noninterest income of $170,000, or 29.6%. Additionally, noninterest income for 2008 benefited from gains on sales of AFS securities of $725,000, while noninterest income for 2007 benefited from gain on sales of AFS securities of $254,000. These increases were offset by volume based decreases in net gains on lease sales and commissions on loans originated for others (down $762,000, or 62.7%) and other income (down $165,000, or 11.2%). Additionally, the Company recorded $219,000 in losses on other-than-temporary impairment of an AFS security.

In the fourth quarter of 2008, the Company entered into interest rate swaps with commercial loan borrowers to aid them in managing their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. The Company concurrently entered into a mirroring swap with a third party financial institution. The third party financial institution exchanges the client’s fixed rate loan payments for floating rate loan payments. The Company retains the risk associated with the potential failure of counterparties and inherent in making loans.

The interest rate swap contracts are carried at fair value with changes recorded as a component of loan related fees in other noninterest income. For the twelve months ended December 31, 2008, net gains on these interest rate swap contracts, which include fee income and adjustments for credit valuation, amounted to approximately $250,000. The Company did not have interest rate swap contracts at December 31, 2007.

Noninterest Expense

Noninterest expenses for 2008 decreased a total of $139,000, or 0.4%, to $37.9 million. The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2008	2007
	(In thousands)
Salaries and employee benefits	$20,091	$20,859
Occupancy and equipment	4,578	4,872
Professional services	2,968	2,212
Data processing	2,816	2,850
Marketing	1,607	1,562
Loan servicing	643	767
Loan workout and other real estate owned	543	190
Other expenses	4,640	4,713
Total noninterest expense	$37,886	$38,025

The Company realized savings in salaries and benefits (down $768,000, or 3.7%) due to staff vacancies, occupancy and equipment (down $294,000, or 6.0%) and loan servicing (down $124,000, or 16.2%). Additionally, other expenses decreased by $73,000, or 1.5%. Partially offsetting these items were increases in professional services (up $756,000, or 34.2%) primarily due to the outsourcing of certain internal audit activities and legal costs incurred related to an investigation of claims made by the Company’s dissident shareholder related to the 2008 proxy contest, conducted by a special committee of the Board of Directors. In August 2008, the committee determined, based on the results of the investigation, that there was no merit to the claims. Additionally, loan workout and other real estate owned expenses increased (up $353,000, or 185.8%). Overall, the Company’s efficiency ratio improved to 67.68% for 2008, from 73.08% for 2007.

Income Tax Expense

The Company recorded income tax expense of $4.4 million for 2008, compared to $4.3 million for 2007. This represented total effective tax rates of 32.6% and 32.0%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

Comparison of Years Ended December 31, 2007 and December 31, 2006

General

Net income for 2007 increased $1.3 million, or 17.3%, to $9.0 million from $7.7 million for 2006. Earnings per diluted common share (“EPS”) increased from $1.57 for 2006 to $1.84 for 2007. The 2007 earnings represented a return on average assets of 0.62% and a return on average equity of 7.87% for 2007, as compared to a return on average assets of 0.53% and a return on average equity of 7.22% for 2006.

Net income and EPS in 2006 were negatively impacted by approximately $558,000 or $0.11, net of taxes, due to the investment portfolio restructuring the Company undertook in the third quarter of 2006 in an effort to improve earnings in future periods.

To provide additional analysis regarding the Company's operating results, the following tables set forth certain non-GAAP information relating to the reconciliation of GAAP net income, EPS and related operating ratios to pro forma amounts, which adjust for the investment portfolio restructuring losses in 2006. Management believes this information is useful to the investor in comparing the Company’s operating results to those from the prior year. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

The following tables summarize the impact of investment portfolio restructuring losses for the periods indicated below:

	Year ended December 31,
(In thousands, except per share data)	2007	2006
Net income (GAAP)	$9,045	$7,711
Adjust for:
Losses on AFS portfolio restructuring, net of tax	—	558
Pro forma net income	$9,045	$8,269

Diluted earnings per share (GAAP)	$1.84	$1.57
Effect of:
Losses on AFS portfolio restructuring, net of tax	0.00	0.11
Pro forma diluted earnings per share	$1.84	$1.68

	Year Ended December 31, 2007
	Return on	Return on	Efficiency
	Average Assets	Average Equity	Ratio
GAAP ratios	0.62%	7.87%	73.08%
Effect of:
Losses on AFS portfolio restructuring	0.00%	0.00%	0.00%
Pro forma ratios	0.62%	7.87%	73.08%

	Year Ended December 31, 2006
	Return on	Return on	Efficiency
	Average Assets	Average Equity	Ratio
GAAP ratios	0.53%	7.22%	75.62%
Effect of:
Losses on AFS portfolio restructuring	0.04%	0.52%	-1.25%
Pro forma ratios	0.57%	7.74%	74.37%

On a pro forma basis, operating results for 2007 improved as compared to 2006. Margin compression did lead to a decline in net interest income of $984,000, or 2.3%, which was partly countered by an increase in total average earning assets of approximately $14.6 million. Noninterest income, excluding losses on AFS portfolio restructuring, increased by $938,000, or 9.5%, led primarily by gains on lease sales and increases in deposit service charges. Additionally, earnings benefited from a decline in noninterest expenses of $702,000, or 1.8%.

Net Interest Income

For 2007, net interest income was $41.2 million, compared to $42.2 million for 2006. The net interest margin for 2007 was 2.96% compared to a net interest margin of 3.06% for 2006. The decrease in net interest income of $984,000, or 2.3%, was attributable to margin pressures as the average earning assets increased $14.6 million, or 1.1%, and average interest-bearing liabilities increased $6.2 million, or 0.5%, over the preceding year. The decrease of 10 bps in the net interest margin was primarily due to the shape of the yield curve and competition for deposits, loans and customers in the Bank’s market area.

Interest Income – Investments

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

Interest Income – Loans and Leases

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

Interest Expense – Deposits and Borrowings

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

The rise in deposit and borrowing costs can be attributed to a number of factors. Customer demand remained strong for higher-yielding deposit products, due in part to relatively high short-term rates for the majority of 2007. Competition for deposits continued to be strong. Additionally, bank and non-bank advertising continued to be prevalent in the Bank’s local market area, which increased customer awareness of attractive rates. Moreover, online banking enabled customers to more actively manage their finances and facilitated the movement of available funds from demand deposit accounts and lower-yielding deposit accounts into higher-yielding deposit products. In an effort to attract and retain customers and deposit relationships, the Bank offered higher-yielding savings accounts in addition to the normally higher-yielding CDs.

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

Noninterest Income

Total noninterest income increased by $1.8 million or 20.0%, from $9.0 million for 2006, to $10.8 million for 2007. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2007	2006
	(In thousands)
Service charges on deposit accounts	$5,578	$5,055
Net gains on lease sales and commissions on loans originated for others	1,216	566
Income from bank-owned life insurance	1,038	785
Loan related fees	649	694
Commissions on nondeposit investment products	575	872
Gain on sales of AFS securities	254	—
Loss on AFS portfolio restructuring	—	(859)
Other income	1,475	1,875
Total noninterest income	$10,785	$8,988

Noninterest income for 2007 benefited from gains on AFS securities of $254,000, while noninterest income for 2006 was negatively impacted by losses on the AFS securities portfolio restructuring of $859,000. Excluding securities losses resulting from the portfolio restructuring, noninterest income increased $938,000, or 9.5%. Deposit account service charges continued to represent the largest source of noninterest income for the Company and produced growth of $523,000, or 10.3%, as the Company implemented a revenue enhancement program. The Macrolease platform sold $21.8 million of leases in 2007, generating $1.0 million of noninterest income, compared to $407,000 in the prior year. Income from bank-owned life insurance (“BOLI”) increased $253,000, or 32.2%, from the prior year as a result of additional purchases of insurance during 2006, as well as the tax-free exchange the Company conducted for a portion of its BOLI to other life insurance carriers in the fourth quarter of 2006. These increases were offset by volume based decreases in commissions on nondeposit investment products (down $297,000, or 34.1%) and loan related fees (down $45,000, or 6.5%). Additionally, other income decreased $400,000, or 21.3%, mainly due to decreases in customer external sweep income and reduced commissions on historic tax credits.

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

Overall, the Company’s efficiency ratio improved to 73.08% for 2007, from 75.62% for 2006. After adjusting for securities losses related to the restructuring of the AFS securities portfolio in 2006, the efficiency ratio improved on a pro forma basis to 73.08% for 2007, from 74.37% for 2006. However, the efficiency ratios were negatively impacted by the compression in the net interest margin, which partially lessened the impact of cost savings realized and noninterest income improvement.

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

Financial Condition

Loans and Leases Receivable

Total loans and leases were $1.08 billion, or 70.5% of total assets, at December 31, 2008, compared to $1.04 billion, or 70.3% of total assets, at December 31, 2007, an increase of $39.6 million, or 3.8%. This increase was centered in commercial loans (where the Company concentrates its origination efforts) and was partially offset by decreases in residential mortgage loans (which the Company primarily purchases) and consumer loans. Total loans and leases as of December 31, 2008 are segmented in three broad categories: commercial loans and leases that aggregate $658.4 million, or 61.1%, of the portfolio; residential mortgages that aggregate $212.7 million, or 19.7% of the portfolio; and consumer and other loans that aggregate $206.7 million, or 19.2% of the portfolio.

The following is a summary of loans and leases receivable:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Commercial loans and leases:
Commercial real estate – owner occupied	$175,472	$157,431	$140,812	$112,987	$93,027
Commercial & industrial	164,569	131,927	106,017	73,620	78,918
Commercial real estate – nonowner occupied	133,782	102,990	102,390	95,779	90,716
Small business	50,464	45,778	41,785	38,641	37,820
Multi-family	53,159	42,536	34,294	33,725	32,415
Construction	22,300	38,832	37,237	37,772	32,319
Leases and other (1)	63,799	58,702	62,979	48,745	38,116
Subtotal	663,545	578,196	525,514	441,269	403,331
Unearned lease income (1)	(6,980)	(5,742)	(6,651)	(3,366)	(226)
Net deferred loan origination costs (fees)	1,857	1,214	927	406	(335)
Total commercial loans and leases	658,422	573,668	519,790	438,309	402,770
Residential mortgage loans:
One- to four-family adjustable rate	126,689	155,087	165,140	202,223	199,031
One- to four-family fixed rate	85,057	92,485	96,880	101,598	115,350
Subtotal	211,746	247,572	262,020	303,821	314,381
Premium on loans acquired	953	1,198	1,979	2,257	1,826
Net deferred loan origination fees	(34)	(42)	(54)	(62)	(72)
Total residential mortgage loans	212,665	248,728	263,945	306,016	316,135
Consumer and other loans:
Home equity – term loans	127,142	149,192	152,484	134,932	110,542
Home equity – lines of credit	76,038	62,357	64,208	67,959	53,551
Unsecured and other	2,216	2,774	2,359	2,151	2,219
Subtotal	205,396	214,323	219,051	205,042	166,312
Premium on loans acquired	—	—	—	2	15
Net deferred loan origination costs	1,259	1,413	1,506	1,437	1,069
Total consumer and other loans	206,655	215,736	220,557	206,481	167,396
Total loans and leases receivable	$1,077,742	$1,038,132	$1,004,292	$950,806	$886,301

(1)   Included within commercial loans and leases were $156,000 of leases held for sale at December 31, 2008.

Commercial loans and leases – During 2008, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment leases, multi-family real estate, construction and small business loans) increased $84.8 million, or 14.8%. The primary drivers of this growth occurred in the commercial real estate and commercial & industrial areas.

The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $32.6 million, or 24.7%, and owner-occupied commercial real estate loans increased $18.0 million, or 11.5%, since year-end 2007.

With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originates leases for third parties as a source of noninterest income. In addition, the Bank historically has purchased equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the vast majority of these leases. These "government" leases generally have maturities of five years or less and are not dependent on residual collateral values. At December 31, 2008, leases comprised 9.7% of the commercial loan and lease portfolio, with $55.2 million of Macrolease-generated leases and $8.6 million of purchased government leases. Included within these amounts were $156,000 of leases generated for sale at December 31, 2008.

The Bank's commercial real estate ("CRE") group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2007, CRE loans have increased $24.9 million, or 13.5%, on a net basis. During the past twelve months, the Bank originated over $65 million of new CRE loans; however repayments were near $40 million during the same period.

At December 31, 2008, small business loans (business lending relationships of approximately $250,000 or less) were $50.5 million at December 31, 2008, representing 7.7% of the commercial portfolio, compared to $45.8 million at December 31, 2007, representing 8.0% of the commercial portfolio. These loans reflect those originated by the Bank's business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.

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

Residential mortgage loans – Residential mortgage loans decreased $36.1 million, or 14.5%, as repayments ($36.6 million) exceeded originations ($2.9 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans with high credit quality if and when opportunities develop.

Consumer loans – During 2008, consumer loan outstandings decreased $9.1 million, or 4.2%, to $206.7 million at December 31, 2008, from $215.7 million at December 31, 2007. The decline in growth was reflective of the softening of housing prices in the local market area over the past 30 months. The Company believes the softening prices have reduced consumer appetite for borrowing against the value of their homes. However, the Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, still possess attractive cash flow characteristics in the current interest rate environment.

The table below shows loan and lease originations, purchases and repayment activities.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Originations and principal additions:
Loans and leases purchased:
Commercial loans and leases	$18,385	$8,143	$11,454	$9,243	$3,257
Residential mortgage loans	—	33,998	5,644	56,512	55,273
Total loans and leases purchased	18,385	42,141	17,098	65,755	58,530
Loans and leases originated:
Commercial loans and leases	176,227	131,766	146,802	99,490	109,560
Residential mortgage loans	2,850	725	1,450	5,009	9,635
Consumer and other loans	23,721	38,623	64,715	82,426	90,655
Total loans and leases originated	202,798	171,114	212,967	186,925	209,850
Principal reductions:
Net charge-offs/transfers to OREO:
Commercial loans and leases	(1,107)	(152)	(453)	(1,205)	(98)
Residential mortgage loans	(2,098)	(835)	—	—	—
Consumer and other loans	(137)	(58)	(37)	(7)	(51)
Total net charge-offs/transfers to OREO	(3,342)	(1,045)	(490)	(1,212)	(149)
Principal payments:
Commercial loans and leases	(114,121)	(90,011)	(78,024)	(72,736)	(42,052)
Residential mortgage loans	(36,575)	(48,717)	(48,763)	(71,249)	(114,813)
Consumer and other loans	(32,312)	(42,995)	(50,205)	(42,978)	(39,417)
Total principal payments	(183,008)	(181,723)	(176,992)	(186,963)	(196,282)
Change in total loans and leases receivable (before net items)	$34,833	$30,487	$52,583	$64,505	$71,949

The following table sets forth certain information at December 31, 2008, regarding the aggregate dollar amount of certain loans maturing in the loan portfolio based on scheduled payments to maturity. Actual loan principal payments may vary from this schedule due to refinancings, modifications and other changes in loan terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
	One year or less	After one, but within five years	After five years
	(In thousands)
Commercial & industrial loans (including leases)	$81,596	$113,822	$25,970
Construction/permanent loans	11,565	4,688	6,047
Home equity lines of credit	61	340	75,637
Interest-only residential first mortgages	1,620	25,740	4,873
Small business loans	23,509	18,003	8,951
Total	$118,351	$162,593	$121,478

The following table sets forth as of December 31, 2008, the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
		Floating or
		adjustable
	Fixed rates	rates
	(In thousands)
Commercial & industrial loans (including leases)	$114,862	$24,930
Construction/permanent loans	—	10,735
Home equity lines of credit	340	75,637
Interest-only residential first mortgages	—	30,615
Small business loans	16,452	10,502
Total	$131,654	$152,419

Asset Quality

The definition of nonperforming assets includes nonperforming loans and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans are defined as nonaccrual loans, loans past due 90 days or more but still accruing and impaired loans. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered impaired loans. There were $10.3 million of impaired loans included in nonaccrual loans at December 31, 2008, compared to $3.0 million of impaired loans at December 31, 2007. There were no impaired loans at December 31, 2006.

Nonperforming Assets – At December 31, 2008, the Company had nonperforming assets of $15.2 million, or 1.0%, of total assets. This compares to nonperforming assets of $4.1 million, or 0.28% of total assets, at December 31, 2007, and nonperforming assets of $1.4 million, or 0.10% of total assets, at December 31, 2006. Nonperforming assets at December 31, 2008 consisted of commercial loans and leases aggregating $9.7 million, residential loans aggregating $4.3 million, commercial loans and leases 90 days past due, but still accruing of $324,000 and other real estate owned of $863,000. Nonperforming assets at December 31, 2007 and 2006 were primarily comprised of nonaccrual commercial loans and nonaccrual residential loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2008 level of nonperforming assets is low relative to the size of the Company’s loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in 2008.  If current economic conditions continue or worsen, management believes that the level of nonperforming will increase, as will its level of charged-off loans.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans and leases accounted for on a nonacrrual basis	$14,045	$4,012	$1,407	$415	$733
Loans and leases past due 90 days or more, but still accruing	324	100	6	—	—
Restructured loans and leases on a nonaccrual basis	—	37	—	—	—
Total nonperforming loans and leases	14,369	4,149	1,413	415	733
Other real estate owned	863	—	—	—	—
Total nonperforming assets	$15,232	$4,149	$1,413	$415	$733
Restructured loans and leases not included in nonperforming assets	$32	$—	$—	$—	$—
Nonperforming loans as a percent of total loans and leases	1.33%	0.40%	0.14%	0.04%	0.08%
Nonperforming assets as a percent of total assets	1.00%	0.28%	0.10%	0.03%	0.06%

Nonaccrual Loans – Accrual of interest income on all loans is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from nonaccrual when concern no longer exists as to the collectibility of principal or interest, typically when payment has been received timely for six months. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2008, nonaccrual loans totaled $14.0 million. Interest on nonaccrual loans that would have been recorded as additional income for the year ended December 31, 2008, had the loans been current in accordance with their original terms, totaled $728,000. This compares with $156,000 and $50,000 of foregone interest income on nonaccrual loans for the years ended December 31, 2007 and 2006, respectively.

The following table sets forth certain information regarding nonaccrual loans.

	December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Principal	of Total	Principal	of Total	Principal	of Total
	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans	$4,314	0.40%	$822	0.08%	$1,327	0.13%
Commercial loans and leases	9,682	0.90%	3,190	0.31%	80	0.01%
Restructured Loans	—	0.00%	37	0.00%	—	0.00%
Consumer and other loans	49	0.00%	—	0.00%	—	0.00%
Total nonaccrual loans	$14,045	1.30%	$4,049	0.39%	$1,407	0.14%

Delinquencies – At December 31, 2008, $9.0 million of loans and leases were 30 to 89 days past due. This compares to $12.6 million and $5.9 million of loans 30 to 89 days past due as of December 31, 2007 and 2006, respectively. The majority of these loans at December 31, 2008 were commercial loans and leases and residential loans, while nonaccrual loans at December 31, 2007 and 2006 were primarily commercial loans and leases. Within loans past due 30 to 89 days at December 31, 2008 were $1.3 million of commercial leases to government entities, which were primarily attributable to administrative delays as opposed to underlying credit or cash flow issues. This amount compares to $3.8 million of government leases past due 30 to 89 days at December 31, 2007 and $679,000 at December 31, 2006.

Management reviews delinquent loans frequently to assess problem situations and to address these problems quickly. In the case of consumer and commercial loans, the Bank contacts the borrower when a loan becomes delinquent. When a payment is not made, generally within 10-15 days of the due date, a late charge is assessed. After 30 days of delinquency, a notice is sent to the borrower advising that failure to cure the default may result in formal demand for payment in full. In the event of further delinquency, the matter is generally referred to legal counsel to commence civil proceedings to collect all amounts owed. In the case of residential mortgage loans, delinquency and collection proceedings are conducted by either the Bank, or its mortgage servicers, in accordance with standard servicing guidelines. In any circumstance where the Bank is secured by real property or other collateral, the Bank enforces its rights to the collateral in accordance with applicable law.

The following table sets forth information as to loans delinquent for 30 to 89 days.

	December 31,
	2008		2007		2006
	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans	Principal Balance	Percent of Total Loans
	(Dollars in thousands)
Loans and leases delinquent for 30 to 59 days:
Commercial loans and leases	$3,335	0.31%	$6,594	0.64%	$4,671	0.47%
Residential mortgage loans	921	0.08%	1,309	0.13%	486	0.05%
Consumer and other loans	1,488	0.14%	981	0.09%	243	0.02%
Total loans and leases delinquent 30 to 59 days	5,744	0.53%	8,884	0.86%	5,400	0.54%
Loans and leases delinquent for 60 to 89 days:
Commercial loans and leases	3,515	0.33%	3,414	0.33%	476	0.05%
Residential mortgage loans	117	0.01%	275	0.03%	—	0.00%
Consumer and other loans	150	0.01%	13	0.00%	—	0.00%
Total loans and leases delinquent 60 to 89 days	3,782	0.35%	3,702	0.36%	476	0.05%
Total loans and leases delinquent 30 to 89 days	$9,526	0.88%	$12,586	1.22%	$5,876	0.59%

Adversely Classified Assets – The Company’s management adversely classifies certain assets as “substandard”, “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2008, the Company had $22.7 million of assets that were classified as substandard. This compares to $9.5 million and $8.2 million of assets that were classified as substandard at December 31, 2007 and 2006, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2008, included in the $22.7 million of assets that were classified as substandard, were $8.3 million of performing loans. This compares to $5.3 million and $8.2 million of adversely classified performing assets at December 31, 2007 and 2006, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses has been established for credit losses inherent in the loan and lease portfolio through a charge to earnings. The allowance for loan and lease losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio.

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

When an insured institution classifies problem loans as either substandard or doubtful, it is required to establish allowances for loan and lease losses in an amount deemed prudent by management. Additionally, general loss allowances are established to recognize the inherent risk associated with lending activities, and have not been allocated to particular problem loans and leases.

The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial loans and leases	$10,708	61.1%	$8,786	55.2%	$7,944	51.8%	$7,002	46.1%	$6,251	45.4%
Residential mortgage loans	1,239	19.7%	1,002	24.0%	1,440	26.2%	1,653	32.2%	1,644	35.7%
Consumer and other loans	1,609	19.2%	1,637	20.8%	2,086	22.0%	1,894	21.7%	1,545	18.9%
Unallocated	1,108	NA	1,194	NA	907	NA	1,116	NA	2,014	NA
Total	$14,664	100.0%	$12,619	100.0%	$12,377	100.0%	$11,665	100.0%	$11,454	100.0%

Assessing the appropriateness of the allowance for loan and leases losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan and lease portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods.

A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan and lease portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.1 million at December 31, 2008, compared to $1.2 million at December 31, 2007. With respect to changes within the allocation of the allowance for loan and lease losses, allocations at December 31, 2008 reflect both changes in loan and lease balances as well as reassessment of risks within the various loan and lease categories.

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

The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the entire loan and lease portfolio. The Company’s primary concern is the appropriateness of the total allowance for loan and lease losses. Based on the evaluation described above, management believes that the year-end allowance for loan and lease losses is appropriate.

During 2008, 2007 and 2006, the Bank made additions to the allowance for loan and lease losses of $4.5 million, $700,000 and $1.2 million and experienced net charge-offs of $2.5 million, $458,000 and $490,000, respectively. At December 31, 2008, the allowance for loan and leases losses stood at $14.7 million and represented 102.05% of nonperforming loans and leases and 1.36% of total loans outstanding. This compares to an allowance for loan and lease losses of $12.6 million, representing 304.15% of nonperforming loans and leases and 1.22% of total loans and leases outstanding at December 31, 2007.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Allowance for Loan and Lease Losses
Balance at beginning of year	$12,619	$12,377	$11,665	$11,454	$10,690
Loans charged-off:
Commercial loans and leases	(1,186)	(184)	(472)	(1,266)	(98)
Residential mortgage loans	(1,235)	(248)	—	—	—
Consumer and other loans	(168)	(96)	(47)	(8)	(52)
Total loans charged-off	(2,589)	(528)	(519)	(1,274)	(150)
Recoveries of loans previously charged-off:
Commercial loans and leases	79	32	19	61	70
Residential mortgage loans	4	—	—	—	—
Consumer and other loans	31	38	10	1	8
Total recoveries of loans previously charged-off	114	70	29	62	78
Net charge-offs	(2,475)	(458)	(490)	(1,212)	(72)
Provision for loan losses charged against income	4,520	700	1,202	1,423	836
Balance at end of year	$14,664	$12,619	$12,377	$11,665	$11,454

Net charge-offs to average loans outstanding	0.24%	0.05%	0.05%	0.13%	0.01%

Investments

Total investments (consisting of overnight investments, investment securities, MBSs, and FHLB stock) totaled $343.2 million, or 22.4% of total assets, at December 31, 2008. This compares to total investments of $367.9 million, or 24.9% of total assets, as of December 31, 2007. The decrease of $24.7 million, or 6.7%, was centered in decreases of investment securities of $16.1 million and overnight investments of $16.0 million. These declines were partially offset by an increase in mortgage-backed securities of $7.4 million. All investment securities and MBSs at December 31, 2008 and 2007 were classified as securities available for sale. At December 31, 2008, the investment portfolio carried a total net unrealized gain of $639,000, compared to $106,000 of net unrealized loss at December 31, 2007. The primary driver of the increase in net unrealized gains is attributable to the yields on fixed-rate MBSs as compared to the market rates on similar securities at December 31, 2008, partially offset by declines in the fair value of other investment securities.

The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During 2008, the Company purchased $145.2 million of available for sale securities compared to $96.8 million throughout 2007. Maturities, calls and principal payments totaled $124.7 million for 2008 compared to $110.1 million for 2007. Additionally, the Company sold $29.8 million of mortgage-backed securities generating gains of $725,000.

A summary of investment and mortgage-backed securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)
At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred securities	2,735	—	(1,255)	1,480
U.S. Agency mortgage-backed securities	201,001	4,289	(476)	204,814
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
Total	$325,767	$4,801	$(4,162)	$326,406
At December 31, 2007:
GSE obligations	$68,185	$90	$(100)	$68,175
Corporate debt securities	6,028	2	(174)	5,856
Trust preferred securities	2,980	—	(25)	2,955
U.S. Agency mortgage-backed securities	183,723	1,169	(492)	184,400
Collateralized mortgage obligations	74,371	193	(769)	73,795
Total	$335,287	$1,454	$(1,560)	$335,181
At December 31, 2006:
GSE obligations	$85,992	$1	$(704)	$85,289
Corporate debt securities	12,122	7	(105)	12,024
Trust preferred securities	6,152	49	(89)	6,112
U.S. Agency mortgage-backed securities	157,323	114	(2,271)	155,166
Collateralized mortgage obligations	86,935	18	(1,657)	85,296
Total	$348,524	$189	$(4,826)	$343,887

(1) Amortized cost is net of write-downs as a result of other-than-temporary impairment.

The following table sets forth the contractual maturities of investment and mortgage-backed securities available for sale and the weighted average yields of such securities:

	Within one year		After one, but within five years		After five, but within ten years		After ten years
	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield
	(Dollars in thousands)
At December 31, 2008:
U.S. Treasury obligations	$9,988	0.20%	$—	0.00%	$—	0.00%	$—	0.00%
GSE obligations	5,013	4.11%	42,374	4.03%	—	0.00%	—	0.00%
Corporate debt securities	1,987	4.87%	—	0.00%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	1,480	5.41%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	26,677	4.83%	178,137	5.03%
Collateralized mortgage obligations	—	0.00%	—	0.00%	20,408	4.43%	40,342	5.23%
Total	$16,988	0.69%	$42,374	0.00%	$47,085	4.66%	$219,959	5.07%
At December 31, 2007:
GSE obligations	$22,386	4.45%	$45,789	5.00%	$—	0.00%	$—	0.00%
Corporate debt securities	3,954	4.97%	1,902	4.87%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	2,955	6.93%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	13,322	4.55%	171,078	5.11%
Collateralized mortgage obligations	—	0.00%	—	0.00%	4,734	3.95%	69,061	5.06%
Total	$26,340	4.53%	$47,691	4.99%	$18,056	4.39%	$243,094	5.12%
At December 31, 2006:
GSE obligations	$9,959	2.90%	$75,330	4.78%	$—	0.00%	$—	0.00%
Corporate debt securities	6,034	5.33%	5,990	4.93%	—	0.00%	—	0.00%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	6,112	7.63%
U.S. Agency mortgage-backed securities	—	0.00%	—	0.00%	15,136	4.55%	140,030	4.82%
Collateralized mortgage obligations	—	0.00%	—	0.00%	2,604	4.06%	82,692	5.01%
Total	$15,993	3.81%	$81,320	4.79%	$17,740	4.48%	$228,834	4.96%

The Company performs regular impairment analysis on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. In making these other-than-temporary determinations, management considers, among other facts, the length of time and extent to which the fair value has been less than cost and the creditworthiness and near-term prospects of the issuer. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

The Company owns two collateralized debt obligations (“CDOs”) backed by pools of trust preferred securities. The total unrealized loss on these securities at December 31, 2008 was $1.3 million. During the third quarter of 2008, one of the CDOs was determined to have experienced an adverse change in cash flows and to be other-than-temporarily impaired. As such, the Company recorded a $219,000 charge to noninterest income to reflect the fair value of the security of $767,000 at September 30, 2008. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

The Company’s remaining securities in an unrealized loss position were deemed not to be other-than-temporarily impaired after considering the aforementioned factors. In addition, the Company has the intent and ability to hold securities with unrealized losses until recovery or maturity and believes it will continue to receive all contractual principal and interest payments.

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During both 2008 and 2006, the Bank purchased $3.5 million of BOLI. The cash surrender value of these life insurance policies was $28.8 million and $24.2 million at December 31, 2008 and 2007, respectively.

Deposits and Borrowings

The Bank continues to concentrate its time and efforts towards its deposit-gathering network. The Bank’s total deposits increased on a net basis by $27.4 million, or 2.7%, during 2008, remaining constant at $1.0 billion for 2008 and 2007 respectively. In 2008, consumer demands shifted towards higher yielding deposit accounts. As a result, CD balances increased $49.4 million, or 13.2%. Savings accounts decreased by $15.7 million, or 4.0%, in 2008. Additionally, demand deposit accounts were up $3.9 million, or 2.2%, while NOW and money market accounts were down $8.5 million, or 13.0%, and $1.6 million, or 26.6%, respectively. Core deposit accounts as percentage of total deposits decreased to 59.4% at December 31, 2008 as compared to 63.1% at December 31, 2007.

By comparison, total deposits decreased $1.6 million, or 0.2%, during 2007 and can be summarized as follows:  demand deposit accounts decreased $27.6 million, or 13.8%, NOW and money market accounts decreased $6.4 million, or 8.3%, savings accounts increased $40.1 million, or 11.3%, and CDs decreased $7.6 million, or 2.0%, during 2007.

The following table sets forth certain information regarding deposits:

	December 31,
	2008			2007			2006
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$56,703	5.5%	0.10%	$65,191	6.4%	0.60%	$70,736	7.0%	0.67%
Money market accounts	4,445	0.4%	0.39%	6,054	0.6%	2.32%	6,991	0.7%	2.69%
Savings accounts	381,106	36.6%	1.46%	396,838	39.1%	3.01%	356,707	35.1%	2.81%
Certificate of deposit accounts	423,443	40.6%	3.29%	374,063	36.9%	4.46%	381,707	37.5%	4.45%
Total interest bearing deposits	865,697	83.1%	2.26%	842,146	83.0%	3.46%	816,141	80.3%	3.40%
Noninterest bearing accounts	176,495	16.9%	0.00%	172,634	17.0%	0.00%	200,282	19.7%	0.00%
Total deposits	$1,042,192	100.0%	1.89%	$1,014,780	100.0%	2.86%	$1,016,423	100.0%	2.73%

At December 31, 2008, CDs with balances greater than $100,000 aggregated $127.1 million, compared to $116.7 million and $144.3 million at December 31, 2007 and 2006, respectively.

Total borrowings, excluding subordinated deferrable interest debentures, decreased $11.7 million, or 3.8%, during 2008, to $306.6 million, from $318.3 million at December 31, 2007. The Company had $318.5 million of borrowings outstanding at the end of 2006. Over the past three years, the Bank’s customers have increased their utilization of the Bank’s cash management product suite, specifically taking advantage of overnight investments in the Bank’s repurchase agreement program, while the Bank’s FHLB borrowings remained constant with the prior year-end levels. In the first quarter of 2007, the Bank decreased the amount of its wholesale repurchase agreements by $10.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.

On a long-term basis, the Company intends to continue concentrating on increasing its core deposits, and will utilize FHLB borrowings, brokered deposits, Federal Reserve discount window borrowings, or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk.

Subordinated Deferrable Interest Debentures

In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II. As of December 31, 2008, the Company had $13.4 million outstanding of subordinated deferrable interest debentures issued to its three statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. The regulatory capital generated from issuing the trust preferred securities helped support the Company’s continued asset growth.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds, maturing investment securities and sales of securities from the available for sale portfolio. While management believes that these sources are sufficient to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity.

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2008, overnight investments, investment securities and mortgage-backed securities available for sale amounted to $327.5 million, or 21.4% of total assets. This compares to $352.3 million, or 23.8% of total assets, at December 31, 2007. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve Bank and/or issuance of senior unsecured debt as defined under the FDIC’s Temporary Liquidity Guarantee Program. Management believes that the Company has adequate liquidity to meet its commitments.

Commitments and Contingent Liabilities

The following table sets forth the contractual obligations of the Company:

	Payments due or commitments expiring - by period
	Total	Less than one year	One to three years	Four to five years	After five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$238,936	$2	$85,270	$23,400	$130,264
Subordinated deferrable interest debentures	13,403	—	—	—	13,403
Lease obligations	13,427	1,409	2,386	2,124	7,508
Other:
Treasury, Tax and Loan payments	4,280	4,280	—	—	—
Retail repurchase agreements	53,396	53,396	—	—	—
Wholesale repurchase agreements	10,000	—	10,000	—	—
Total contractual cash obligations	$333,442	$59,087	$97,656	$25,524	$151,175
Other commitments:
Commitments to originate or purchase loans	$25,474	$25,474	$—	$—	$—
Unused lines of credit and other commitments	193,870	88,966	21,137	640	83,127
Letters of credit and standby letters of credit	3,011	2,834	177	—	—
Forward commitments to originate leases for sale	329	329	—	—	—
Forward commitments to sell leases	156	156	—	—	—
Supplemental retirement benefits	3,342	—	—	—	3,342
Total other commitments	$226,182	$117,759	$21,314	$640	$86,469

In connection with the Macrolease acquisition, the Company has an obligation to issue 5,610 shares of common stock in 2009 based upon Macrolease achieving certain performance targets during 2008 and has an obligation to issue up to an additional 17,513 shares of its common stock over the next two years contingent upon Macrolease reaching specified performance criteria.

Capital Resources

Total shareholders’ equity of the Company at December 31, 2008 was $149.6 million, as compared to $113.1 million at December 31, 2007. This increase of $36.5 million was primarily attributable to the U.S. Treasury’s $30 million investment pursuant to the CPP as described below. The remaining increase in equity of $6.5 million resulted from net income of $9.1 million, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $1.8 million, net unrealized gains on securities increasing $484,000, share repurchases of $1.9 million and common stock dividends paid of $3.0 million.

Additionally, the Company had a stock repurchase program authorized by the Company’s Board of Directors, which enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Exchange Act. Under the program, the Company repurchased 352,250 shares at a total cost of $12.1 million as of December 31, 2008.  The Company repurchased 305,200 shares at a total cost of $10.2 million during 2007. Also see Part II, Item 5 — Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities, included on page 25 of this annual report.

On December 19, 2008, the Company entered into a definitive agreement with the U.S. Treasury to participate in the CPP. Pursuant to the agreement, the Company sold 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference equal to $1,000 per share, with an attached warrant to purchase 192,967 shares of Company common stock, for the aggregate price of $30 million, to the U.S. Treasury.  The Series A preferred shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter. Under the terms of the CPP, the Series A preferred shares may be redeemed with the approval of the FRB in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at the liquidation preference plus accrued and unpaid dividends. The warrant has a 10-year term with 50% vesting immediately upon issuance and the remaining 50% vesting on January 1, 2010 if certain qualified equity offerings are not satisfied. The warrant has an exercise price, subject to anti-dilution adjustments, equal to $23.32 per share of common stock.  Due to the Company’s participation in the CPP, the Company may not increase its dividend or repurchase shares of its common stock for three years from the date of the agreement without the prior consent of the U.S. Treasury unless the Series A preferred shares have been redeemed in whole or transferred to a third party which is not an affiliate of the Company. Redemption of the Series A preferred shares is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2008, the Bank’s Tier I Leverage Ratio stood at 7.92%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well-capitalized.” According to these standards, the Bank had a Tier I risk-weighted capital ratio of 11.21% and a total risk-weighted capital ratio of 12.46% at December 31, 2008.

The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2008, the Company’s Tier I Leverage Ratio was 10.04%, its Tier I Risk-based capital ratio was 14.23% and its Total Risk-Based Capital Ratio was 15.48%.

As of December 31, 2008, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

At December 31, 2008, the Company had $13.4 million of trust preferred securities outstanding; the proceeds of which the Company has utilized as Tier I capital to help support the Company’s growth. See Note 13 - Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures in the accompanying Notes to Consolidated Financial Statements included on page F-27 in this report for further information.

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

Recent Accounting Developments

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included on page F-8 in this report for details of recent accounting developments and their expected impact on the Company’s financial statements.

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

The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate ramps of up to 200 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure to income resulting from changes in market interest rates remains within established tolerance levels over  a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over  a 12-month period, estimated net interest income should decline by no more than 10.0%. As of December 31, 2008, net interest income simulation indicated that the Company’s exposure to changing interest rates was within these tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.

The following table presents the estimated impact of interest rate ramps on estimated net interest income over a 12-month period beginning January 1, 2009:

	Estimated impact on net interest income
	Dollar change	Percent change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 200 basis point ramp	$(237)	-0.56%
Down 200 basis point ramp	(2,534)	-5.94%

The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2008, the Company’s cumulative one-year gap was a positive $155.5 million, or 10.2% of total assets, compared to a positive $16.8 million, or 1.1% of total assets, at the end of 2007.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2008. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and MBSs have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within Three Months	Over Three to Six months	Over Six to Twelve months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$1,113	$—	$—	$—	$—	$1,113
Investment securities	35,870	8,630	16,020	52	270	60,842
Mortgage-backed securities	23,715	23,700	42,348	126,550	49,251	265,564
FHLB Stock	15,671	—	—	—	—	15,671
Commercial loans and leases	208,313	44,423	78,358	302,162	25,166	658,422
Residential mortgage loans	31,370	31,132	60,382	61,748	28,033	212,665
Consumer and other loans	83,973	7,136	13,260	68,637	33,649	206,655
Total interest-earning assets	400,025	115,021	210,368	559,149	136,369	1,420,932
Interest-bearing liabilities:
NOW accounts	4,725	4,725	9,450	37,803	—	56,703
Money market accounts	370	370	741	2,964	—	4,445
Savings accounts	31,827	31,827	63,654	253,798	—	381,106
Certificate of deposit accounts	96,453	100,762	154,324	71,904	—	423,443
Overnight & short-term borrowings	57,676	—	—	—	—	57,676
FHLB and other borrowings	754	756	1,540	117,615	128,271	248,936
Subordinated deferrable interest debentures	10,000	—	—	—	3,403	13,403
Total interest-bearing liabilities	201,805	138,440	229,709	484,084	131,674	1,185,712
Net interest sensitivity gap during the period	$198,220	$(23,419)	$(19,341)	$75,065	$4,695	$235,220
Cumulative gap -- 12/31/08	$198,220	$174,801	$155,460	$230,525	$235,220
Cumulative gap -- 12/31/07	$121,946	$5,443	$16,844	$143,935	$232,232
Interest-sensitive assets as a percent of
Interest-sensitive liabilities (cumulative)	198.22%	151.38%	127.28%	121.87%	119.84%
Cumulative gap as a percent of total assets	12.96%	11.43%	10.17%	15.08%	15.38%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to financial statements is included on page 58 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act of 1934, as amended, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

There is no other information to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position

Merrill W. Sherman	60	President and Chief Executive Officer
Linda H. Simmons	49	Chief Financial Officer and Treasurer
James V. DeRentis	47	Vice President and Assistant Secretary
Mark J. Meiklejohn	45	Vice President
Robert H. Wischnowsky	52	Vice President

Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Ms. Sherman is also a director of The Providence Journal Company, a BELO Corp. subsidiary.

Linda H. Simmons. Ms. Simmons has served as Chief Financial Officer and Treasurer of the Company and Bank since July 2005 and served as the Bank’s Executive Vice President – Finance and Treasurer from September 2004 to July 2005. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group where she held various positions with responsibilities in the asset/liability management area.

James V. DeRentis. Mr. DeRentis has served as Vice President of the Company since December 2005 and the Bank’s Chief Business Officer since October 2005. Mr. DeRentis previously served as the Bank’s Executive Vice President – Retail Banking from October 2001 through September 2005. Immediately prior, Mr. DeRentis served as the Bank’s Senior Vice President – Retail Banking from December 1998 through October 2001.

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

Robert H. Wischnowsky. Mr. Wischnowsky has served as Vice President of the Company and Executive Vice President and Chief Information Officer of the Bank since December 2008. From 2004 until joining the Bank, Mr. Wischnowsky was Chief Information Officer and Senior Vice President of Information Systems at Tercet Capital, LLC. From 1985 to 2004, Mr. Wischnowsky held various information technology positions at FleetBoston Financial Corporation and its predecessor Fleet companies, including Executive Vice President and Chief Technology Officer.

Code of Ethics and Governance Principles

The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company’s Board of Directors has also adopted Corporate Governance Guidelines and Principles (“the Guidelines”), which along with the charters of Board committees provide the framework for the governance of the Company. The Company will provide a copy of the Codes, the Guidelines and/or committee charters to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website,  MACROBUTTON HtmlResAnchor http://www.bankri.com, under “Investor Relations.” The Company has posted the Codes, the Guidelines and the committee charters on the Company’s website under

“Investor Relations/Governance Documents.” The Company intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Global Select Market SM.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compen-sation” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2008:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	318,355(1)	$ 26.14	132,178(2)

Equity Compensation Plans Not Approved by Security Holders	--	Not applicable	--

Total	318,355	$ 26.14	132,178

(1)

Includes 279,835 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 38,500 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)

Includes 127,678 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 4,500 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 15 to the Company’s Consolidated Financial Statements included in this annual report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections entitled “Transactions with Management” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2

By-laws of the Company, as amended(1)

10.1

Amended and Restated Employment Agreement of Merrill W. Sherman dated
February 20, 2007(2)†

10.1(a)

First Amendment to Amended and Restated Executive Employment Agreement of Merrill W. Sherman dated as of March 6, 2008(3)†

10.1 (b)

Letter Agreement of Merrill W. Sherman dated December 15, 2008 related to CPP restrictions†

10.2

Amended and Restated Employment Agreement of Linda H. Simmons dated February 20, 2007(2)†

10.2 (a)

Letter Agreement of Linda H. Simmons dated December 15, 2008 related to CPP restrictions†

10.3

Amended and Restated Employment Agreement of James V. DeRentis dated February 20, 2007(2)†

10.3 (a)

Letter Agreement of James V. DeRentis dated December 15, 2008 related to CPP restrictions†

10.4

Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan(4)†

10.5

Amended and Restated Non-Employee Director Stock Plan(5)†

10.5(a)

Amendment to Amended and Restated Non-Employee Director Stock Plan(6)†

10.5(b)

Second Amendment to Amended and Restated Non-Employee Director Stock Plan(7)†

10.6

Bank Rhode Island Amended and Restated Supplemental Executive Retirement Plan†

10.7

Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1(8)†

10.7(a)

Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan(9)†

10.7(b)

Amendment No. 3 to Bank Rhode Island Nonqualified Deferred Compensation Plan(1)†

10.7(c)

Amendment No. 4 to Bank Rhode Island Nonqualified Deferred Compensation Plan(1)†

10.8(a)

Executive Incentive Bonus Plan(10)†

10.8(b)

Executive Incentive Compensation Plan (2008 and thereafter)(11)†

10.9

Executive Employment Agreement of Mark J. Meiklejohn dated as of April 28, 2008(12)†

10.9 (a)

Letter Agreement of Mark J. Meiklejohn dated December 15, 2008 related to CPP restrictions†

10.10

Change of Control Severance Agreement by and between Bank Rhode Island and William C. DeWitt dated as of October 18, 2006(1)†

10.11

Form of Bank Rhode Island Split Dollar Agreement(13)†

10.12

2002 Equity Incentive Plan(14)†

10.13

Executive Employment Agreement of Robert H. Wischnowsky dated as of December 1, 2008†

10.13 (a)

Letter Agreement of Robert H. Wischnowsky dated December 15, 2008 related to CPP restrictions†

11

Computation of Earnings per Share(15)

12.1

Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2008, 2007, 2006, 2005 and 2004

12.2

Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended December 31, 2008, 2007, 2006, 2005 and 2004

21

List of Subsidiaries (as of December 31, 2008)

23

Consent of KPMG LLP, as independent registered public accountants for the Company

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

__________

(1)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(3)

Incorporated by reference from the Company’s Quarterly Report for the period ended March 31, 2008.

(4)

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

(8)

Incorporated by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-33182.

(9)

Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)

Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.

(11)

Incorporated by reference from the Company’s Current Report on Form 8-K dated January 28, 2008.

(12)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(13)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(14)

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

BANCORP RHODE ISLAND, INC.

Date: March 16, 2009	By:	/s/ Merrill W. Sherman
Merrill W. Sherman President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2008, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill W. Sherman	/s/ Linda H. Simmons	/s/ Tiffany R. Sy
Merrill W. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 16, 2009	Linda H. Simmons, Chief Financial Officer and Treasurer (Principal Financial Officer) Date: March 16, 2009	Tiffany R. Sy, Controller (Principal Accounting Officer) Date: March 16, 2009

/s/ Karen Adams	/s/ Ernest J. Chornyei, Jr.	/s/ Bogdan Nowak
Karen Adams, Director Date: March 16, 2009	Ernest J. Chornyei, Jr., Director Date: March 16, 2009	Bogdan Nowak, Director Date: March 16, 2009

/s/ Anthony F. Andrade	/s/ Meredith A. Curren	/s/ Cheryl W. Snead
Anthony F. Andrade, Director Date: March 16, 2009	Meredith A. Curren, Director Date: March 16, 2009	Cheryl W. Snead, Director Date: March 16, 2009

/s/ John R. Berger	/s/ Mark R. Feinstein	/s/ Pablo Rodriguez
John R. Berger, Director Date: March 16, 2009	Mark R. Feinstein, Director Date: March 16, 2009	Pablo Rodriguez, Director Date: March 16, 2009

/s/ Richard L. Bready	/s/ Edward J. Mack	/s/ John A. Yena
Richard L. Bready, Director Date: March 16, 2009	Edward J. Mack, Director Date: March 16, 2009	John A. Yena, Director Date: March 16, 2009

/s/ Malcolm G. Chace	/s/ Michael E. McMahon
Malcolm G. Chace, Director and Chairman of the Board Date: March 16, 2009	Michael E. McMahon, Director Date: March 16, 2009

BANCORP RHODE ISLAND, INC.

Management’s Report on Internal Control

Over Financial Reporting

The management of Bancorp Rhode Island, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Independent Registered Public Accounting Firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

Merrill W. Sherman	Linda H. Simmons
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited Bancorp Rhode Island, Inc.’s (the “Company'”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island

March 16, 2009

BANCORP RHODE ISLAND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:

We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island

March 16, 2009

BANCORP RHODE ISLAND, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets	(In thousands)
Assets:
Cash and due from banks	$54,344	$20,465
Overnight investments	1,113	17,097
Total cash and cash equivalents	55,457	37,562
Investment securities available for sale (amortized cost of $61,857 and $77,193, respectively)	60,842	76,986
Mortgage-backed securities available for sale (amortized cost of $263,910 and $258,094, respectively)	265,564	258,195
Total available for sale securities	326,406	335,181
Stock in the Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	658,422	573,668
Residential mortgage loans	212,665	248,728
Consumer and other loans	206,655	215,736
Total loans and leases receivable	1,077,742	1,038,132
Allowance for loan and lease losses	(14,664)	(12,619)
Net loans and leases receivable	1,063,078	1,025,513
Premises and equipment, net	12,641	13,721
Goodwill, net	12,019	11,772
Accrued interest receivable	5,240	6,557
Investment in bank-owned life insurance	28,765	24,186
Prepaid expenses and other assets	9,697	6,956
Total assets	$1,528,974	$1,477,119
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand deposit accounts	$176,495	$172,634
NOW accounts	56,703	65,191
Money market accounts	4,445	6,054
Savings accounts	381,106	396,838
Certificate of deposit accounts	423,443	374,063
Total deposits	1,042,192	1,014,780
Overnight and short-term borrowings	57,676	66,795
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	238,936	241,505
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	17,162	17,528
Total liabilities	1,379,369	1,364,011
Shareholders’ equity:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares: Issued 30,000 and 0 shares, respectively	—	—
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: 4,926,920 and 4,867,121 shares, respectively	49	49
Additional paid-in capital	101,918	70,123
Treasury Stock, at cost (352,250 and 305,200 respectively)	(12,055)	(10,189)
Retained earnings	59,278	53,194
Accumulated other comprehensive income (loss), net	415	(69)
Total shareholders’ equity	149,605	113,108
Total liabilities and shareholders’ equity	$1,528,974	$1,477,119

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$63,002	$67,038	$62,992
Mortgage-backed securities	13,655	11,166	10,542
Investment securities	2,767	5,707	6,245
Overnight investments	264	1,103	517
Federal Home Loan Bank of Boston stock dividends	610	1,056	906
Total interest and dividend income	80,298	86,070	81,202
Interest expense:
Deposits	21,579	29,230	22,476
Overnight and short-term borrowings	902	2,717	2,124
Wholesale repurchase agreements	540	602	870
Federal Home Loan Bank of Boston borrowings	10,960	10,768	12,044
Subordinated deferrable interest debentures	949	1,509	1,460
Total interest expense	34,930	44,826	38,974
Net interest income	45,368	41,244	42,228
Provision for loan and lease losses	4,520	700	1,202
Net interest income after provision for loan and lease losses	40,848	40,544	41,026
Noninterest income:
Service charges on deposit accounts	5,711	5,578	5,055
Income from bank-owned life insurance	1,080	1,038	785
Loan related fees	803	649	694
Commissions on nondeposit investment products	745	575	872
Loss on restructuring of available for sale securities	—	—	(859)
Net gain (loss) on available for sale securities	725	254	—
Net gains on leases sales and commissions on loans originated for others	454	1,216	566
Impairment of available for sale securities	(219)	—	—
Other income	1,310	1,475	1,875
Total noninterest income	10,609	10,785	8,988
Noninterest expense:
Salaries and employee benefits	20,091	20,859	20,636
Occupancy	3,530	3,527	3,564
Professional services	2,968	2,212	2,186
Data processing	2,816	2,850	2,880
Marketing	1,607	1,562	1,880
Equipment	1,048	1,345	1,407
Loan servicing	643	767	917
Loan workout and other real estate owned	543	190	188
Other expenses	4,640	4,713	5,069
Total noninterest expense	37,886	38,025	38,727
Income before income taxes	13,571	13,304	11,287
Income tax expense	4,427	4,259	3,576
Net income	9,144	9,045	7,711
Preferred stock dividends	(50)	—	—
Accretion of preferred shares discount	(8)	—	—
Net income applicable to common shares	$9,086	$9,045	$7,711

Weighted average shares outstanding - basic	4,560,858	4,791,625	4,766,854
Weighted average shares outstanding - diluted	4,631,208	4,918,763	4,920,569

Per share data:
Basic earnings per common share	$1.99	$1.89	$1.62
Diluted earnings per common share	$1.96	$1.84	$1.57
Cash dividends declared per common share	$0.66	$0.62	$0.60

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total
	(in thousands, except per share data)

Balance at December 31, 2005	$—	$47	$65,768	$—	$42,241	$(3,224)	$104,832
Net income	—	—	—	—	7,711	—	7,711
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $122						(348)	(348)
Reclassification adjustment, net of taxes of $(301)						558	558
Comprehensive income							7,921
Exercise of stock options	—	1	1,662	—	—	—	1,663
Acquisition of Macrolease	—	—	83	—	—	—	83
Share-based compensation	—	—	186	—	—	—	186
Tax benefit from exercise of stock options	—	—	261	—	—	—	261
Dividends on common stock ($ 0.60 per common share)	—	—	—	—	(2,861)	—	(2,861)
Balance at December 31, 2006	—	48	67,960	—	47,091	(3,014)	112,085
Net income		—	—	—	9,045	—	9,045
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(1,586)						2,945	2,945
Comprehensive income							11,990
Exercise of stock options	—	1	1,366	—	—	—	1,367
Stock repurchase	—	—	—	(10,189)	—	—	(10,189)
Share-based compensation	—	—	299	—	—	—	299
Tax benefit from exercise of stock options	—	—	498	—	—	—	498
Dividends on common stock ($ 0.62 per common share)	—	—	—	—	(2,942)	—	(2,942)
Balance at December 31, 2007	—	49	70,123	(10,189)	53,194	(69)	113,108
Net income		—	—	—	9,144	—	9,144
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(438)						813	813
Reclassification adjustment, net of taxes of $177						(329)	(329)
Comprehensive income							9,628
Exercise of stock options	—	—	562	—	—	—	562
Macrolease Acquisition	—	—	656	—	—		656
Stock repurchase	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	380	—	—	—	380
Tax benefit from exercise of stock options	—	—	189	—	—	—	189
Issuance of preferred stock	—	—	28,587	—	—	—	28,587
Accretion of preferred stock discount	—	—	8	—	(8)	—	—
Issuance of warrants	—	—	1,413	—	—	—	1,413
Dividends on preferred stock ($ 1.67 per preferred share)	—	—	—	—	(50)	—	(50)
Dividends on common stock ($ 0.66 per common share)	—	—	—	—	(3,002)	—	(3,002)
Balance at December 31, 2008	$—	$49	$101,918	$(12,055)	$59,278	$415	$149,605

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$9,144	$9,045	$7,711
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(3,252)	(1,295)	550
Provision for loan and lease losses	4,520	700	1,202
Net gains on lease sales	(354)	(1,024)	(407)
Net (gain) loss on sale of available for sale securities	(725)	(254)	859
Impairment of available for sale securities	219	—	—
Net loss on sale of premises and equipment	3	50	—
Gain on sale of other real estate owned	(64)	—	—
Proceeds from sales of leases	11,557	22,829	8,553
Leases originated for sale	(9,250)	(25,071)	(8,146)
Income from bank-owned life insurance	(1,080)	(1,038)	(785)
Share-based compensation expense	380	299	186
Decrease in accrued interest receivable	1,317	198	210
(Increase) decrease in prepaid expenses and other assets	(2,139)	1,505	(826)
Increase in other liabilities	43	3,576	1,310
Net cash provided by operating activities	10,319	9,520	10,417
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(64,585)	(40,000)	(32,990)
Maturities and principal repayments	79,700	66,980	20,085
Proceeds from sales	—	254	60,982
Mortgage-backed securities available for sale:
Purchases	(80,620)	(56,776)	(51,825)
Maturities and principal repayments	45,007	42,881	44,460
Proceeds from sales	30,543	—	445
Net (increase) decrease in loans and leases	(40,140)	(28,196)	(52,145)
Purchase of Federal Home Loan Bank of Boston stock	—	859	(468)
Capital expenditures for premises and equipment	(616)	(2,222)	(2,259)
Proceeds from sale of premises and equipment	41	211	1,209
Proceeds from disposition of other real estate owned	189	590	—
Purchase of bank-owned life insurance	(3,500)	—	(3,539)
Net cash used in investing activities	(33,981)	(15,419)	(16,045)
Cash flows from financing activities:
Net increase (decrease) in deposits	27,412	(1,643)	35,454
Net (decrease) increase in overnight and short-term borrowings	(9,119)	10,454	30,103
Proceeds from long-term borrowings	69,293	100,710	200,000
Repayment of long-term borrowings	(71,862)	(116,558)	(237,775)
Proceeds from issuance of preferred stock and warrants	30,000	—	—
Proceeds from issuance of common stock	562	1,367	1,663
Tax benefit from exercise of stock options	189	498	261
Purchases of treasury stock	(1,866)	(10,189)	—
Dividends on preferred stock	(50)	—	—
Dividends on common stock	(3,002)	(2,942)	(2,861)
Net cash provided by (used in) financing activities	41,557	(18,303)	26,845
Net increase (decrease) in cash and cash equivalents	17,895	(24,202)	21,217
Cash and cash equivalents at beginning of year	37,562	61,764	40,547
Cash and cash equivalents at end of year	$55,457	$37,562	$61,764

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(1)

Organization

Bancorp Rhode Island, Inc. (the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in these Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements relates to the operations of the Bank and its subsidiaries.

The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank is subject to competition from a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer on-line banking products and maintains a web site at  MACROBUTTON HtmlResAnchor http://www.bankri.com. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

(2)

Summary of Significant Accounting Policies

Basis of Presentation – The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to prevailing practices within the banking industry. The Company has one reportable operating segment. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Use of Estimates – In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. These estimates and assumptions are based on management’s estimates and judgment and are evaluated on an ongoing basis using historical experiences and other factors, including the current economic environment. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in management’s estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from management’s estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, evaluation of investments for other-than-temporary impairment, review of goodwill for impairment and income taxes.

Principles of Consolidation – At December 31, 2008 and 2007, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment leasing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.

Securities – Debt securities are classified as available for sale, held-to-maturity or trading. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost (net of write-downs as a result of other-than-temporary impairment) only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2008 and 2007, all of the Company’s investment and mortgage-backed securities were classified as available for sale.

Declines in the fair values of securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that management concludes that other-than-temporary impairment occurs. The Company uses various indicators in determining whether a security is other-than-temporarily impaired, including for debt securities, when it is probable that the contractual interest and principal will not be collected, including assessing the probability that an adverse change in projected future cash flows has occurred, the length of time and extent to which fair value has been less than cost and the creditworthiness and near-term prospects of the issuer. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability of the Company to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans and Leases Receivable – Loans are stated at the principal amount outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs, which are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income. Interest income is accrued on a level yield basis over the life of the loan. Estimated residual values for leased equipment were not material at December 31, 2008 and 2007.

Leases which meet the appropriate criteria specified in Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

Loan and lease origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.

The Company also originates leases for sale in the secondary market. Accordingly, these leases are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. These leases are sold on a non-recourse basis, with gains or losses recognized upon the sale of leases determined on a specific identification basis. Leases held for sale totaled $156,000 at December 31, 2008 and are included within commercial loans and leases in the consolidated balance sheets. There were $3.3 million of leases held for sale at December 31, 2007. The Company had commitments to fund leases held for sale and commitments to sell leases at December 31, 2008 and 2007, which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of these derivative instruments were insignificant at December 31, 2008 and 2007.

Loans on which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest income is discontinued when concern exists as to the collectibility of principal or interest, or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from nonaccrual when they are current and when concern no longer exists as to the collectibility of principal or interest. Interest collected on nonaccruing loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impairment is measured on a discounted cash flow method using the loan’s original contractual interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated selling costs. In addition, the Bank classifies a loan as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.

Allowance for Loan and Lease Losses – The allowance for loan and lease losses is established for credit losses inherent in the loan and lease portfolio through a charge to earnings. The allowance for loan and lease losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio.

When management believes that the collectibility of a loan or lease’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan and lease losses. Recoveries on loans and leases that have been previously charged-off are credited to the allowance for loan and lease losses as received. Increases to the allowance for loan and leases are made by charges to provision for loan and lease losses.

Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans or leases deemed to be impaired, reserve allocations for various loan and lease types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including, but not limited to, the growth, composition and quality of the loan and lease portfolio, historical loss experience, industry loss experience and general economic conditions. While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan and lease portfolios. The Company’s primary concern is the appropriateness of the total allowance for loan and lease losses. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned – Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.

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

Premises and Equipment – Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

Impairment of Long-Lived Assets except Goodwill – The Company reviews long-lived assets, including premises and equipment and other intangible assets, for impairment at least annually or whenever events or changes in business

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less any costs of disposal.

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. The fair value of the Company was determined using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. This valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Bank-Owned Life Insurance – Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for the Bank’s benefit obligations to its employees, including the Bank’s obligations under its Supplemental Executive Retirement Plans. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Securities Sold Under Agreements to Repurchase – The Bank enters into sales of securities under agreements to repurchase, with both the Bank’s commercial customers (“retail repurchase agreements”) and financial institutions (“wholesale repurchase agreements”). These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

Employee Benefits – The Bank maintains a Section 401(k) savings plan for employees of the Bank and its subsidiaries. Under the plan, the Bank makes a matching contribution of the amount contributed by each participating employee, up to 4% of the employee’s yearly salary, subject to Internal Revenue Service (“IRS”) limits. The Bank’s contributions are charged against current operations in the year made.

Share-Based Compensation – The Company maintains stock option plans as described more fully in Note 15. Under SFAS No. 123(R), “Accounting for Stock-Based Compensation,” the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement. Share-based awards requiring future service are recognized as compensation expense over the relevant service period. Share-based awards that do not require future service (“vested awards”) are expensed immediately. The Company estimates expected forfeitures in determining compensation expense.

Income Taxes – The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expenses during the period that includes the enactment date. Income tax-related interest and penalties are classified as a component of income tax expense.

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

Revenue Recognition – Noninterest income is recognized on the accrual basis of accounting.

Comprehensive Income – Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as “other comprehensive income.”

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

Segment Reporting – An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2008, 2007 and 2006. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Guarantees – Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the standby letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year.

Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2008 and 2007. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present, the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Interest Rate Swaps – As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

The Company may use interest rate contracts (swaps and floors) as part of interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2008 and December 31, 2007.

The Company utilizes interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company concurrently enters into a mirror swap contract with a third party. The third party exchanges the client’s floating rate loan payments for fixed rate payments. See also Note 17 Commitments and Contingencies for further information.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty.

Reclassifications – Certain amounts in the prior years’ financial statements may have been reclassified to conform with the current year’s presentation.

Recently Adopted Accounting Pronouncements – In March 2006, the FASB Emerging Issues Task Force (“EITF”) issued interpretive guidance in Issue No. 06-4, in which agreements by companies to share a portion of the proceeds of life insurance policies with an employee during the postretirement period is a postretirement benefit arrangement that must be accounted for under SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” Under EITF No. 06-4, the EITF also concluded the purchase of a split-dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106. Thus, companies will be required to record a liability upon adoption of EITF No. 06-4, which is effective for periods beginning after December 15, 2007. The adoption of EITF No. 06-4 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring assets and liabilities at fair value. This standard is applicable whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand upon the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

within the hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active and was effective October 10, 2008 and did not significantly impact the methods by which the Company determines the fair value of its financial assets.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP eliminates the requirement that a holder’s best estimate of cash flows be based on those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP also reiterates and emphasizes the objective of an other-than-temporary assessment and the related disclosure requirements in SFAS No. 115 and other related guidance, including the requirement that the holder consider all available information when developing the estimate of future cash flows. The FSP is to be applied prospectively for fiscal years and interim periods within those fiscal years ending on or after December 15, 2008. The adoption of FSP EITF 99-20-1 on December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised 2007).” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” The Company does not anticipate the adoption of SFAS No. 141(R) will materially

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

impact its consolidated financial statements upon adoption on January 1, 2009; however, it will significantly impact the accounting for business combinations, if any, subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 on January 1, 2009 to have a material impact on its consolidated financial statements; however it will significantly impact the accounting for acquisitions, if any, after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on the disclosures about its use of derivatives.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. This FSP is for fiscal years and interim periods beginning after December 15, 2008 and is to be applied on a retrospective basis to all periods presented. Early application is prohibited. In April 2008, the Company granted restricted stock which includes nonforfeitable rights to dividends. Accordingly, restricted stock awarded since the beginning of 2008 will be considered participating securities and will be included in the earnings per share calculation upon the adoption of this FSP.  The Company does not expect the adoption of this FSP on January 1, 2009 to have a material impact on earnings per share or any impact on financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FASB Interpretation No. 46 (revised December 2003) to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicers of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The FSP is to be applied prospectively for fiscal years and interim periods within those fiscal years ending on or after December 15, 2008. The adoption of FSP EITF 99-20-1 on December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.3 million of goodwill. In connection with this acquisition, the Company has issued 28,409 shares of its common stock, 19,368 of which were issued in 2008, based upon Macrolease reaching specified performance criteria (“target”). In addition, 23,123 shares of the Company’s common stock may be issued over the next two years contingent upon Macrolease reaching target.

(4)

Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserve balances in a noninterest-bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2008 and 2007, the average amount required to be held was $1.1 million.

(5)

Investment Securities Available for Sale

The Company categorizes obligations issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association as government sponsored enterprise (“GSE”) obligations.

A summary of investment securities available for sale follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)
At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred securities	2,735	—	(1,255)	1,480
Total	$61,857	$256	$(1,271)	$60,842
At December 31, 2007:
GSE obligations	$68,185	$90	$(100)	$68,175
Corporate debt securities	6,028	2	(174)	5,856
Trust preferred securities	2,980	—	(25)	2,955
Total	$77,193	$92	$(299)	$76,986

(1)

Amortized cost is net of write-downs as a result of other-than-temporary impairment.

At December 31, 2008 and 2007, respectively, $32.3 million and $53.0 million, of investment securities were pledged as collateral for repurchase agreements, municipal deposits and Treasury Tax and Loan payments.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2008:
U.S. Treasury obligations	$9,988	$(2)	$-	$-	$9,988	$(2)
Corporate debt securities	1,987	(14)	-	-	1,987	(14)
Trust preferred securities	-	-	1,480	(1,255)	1,480	(1,255)
Total	$11,975	$(16)	$1,480	$(1,255)	$13,455	$(1,271)

At December 31, 2007:
GSE obligations	$-	$-	$29,322	$(100)	$29,322	$(100)
Corporate debt securities	-	-	3,843	(174)	3,843	(174)
Trust preferred securities	974	(13)	1,988	(12)	2,962	(25)
Total	$974	$(13)	$35,153	$(286)	$36,127	$(299)

The Company performs regular impairment analysis on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. In making these other-than-temporary determinations, management considers, among other facts, the length of time and extent to which the fair value has been less than cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

In performing the analysis for the two collateralized debt obligations (“CDOs”) held by the Company, which are backed by pools of trust preferred securities, future cash flows for each security were estimated based upon management’s best estimate of future delinquencies, loss severity and prepayments. Estimated cash flows were used to determine whether all originally scheduled cash flows were expected to be received. Projected credit losses were compared to the current level of credit enhancement to assess whether the security is expected to incur losses in any future period and therefore become other-than-temporarily impaired. The total unrealized loss on these securities at December 31, 2008 was $1.3 million. During the third quarter of 2008, one of the CDOs was determined to have experienced an adverse change in cash flows and to be other-than-temporarily impaired. As such, the Company recorded a $219,000 charge to noninterest income to reflect the fair value of the security of $767,000 at September 30, 2008.

Based on management’s review, the decline in fair value of the remaining securities in an unrealized loss position is not due to credit quality, but to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. The Company has the intent and ability to hold the securities for a period of time sufficient to allow for a full recovery, including to maturity if necessary. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2008. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the contractual maturities of investment securities available for sale and the weighted average yields of such securities:

	Within One Year			After One, But Within Five Years			After Ten Years
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
At December 31, 2008:
U.S. Treasury obligations	$9,990	$9,988	0.20%	$—	$—	0.00%	$—	$—	0.00%
GSE obligations	5,000	5,013	4.11%	42,131	42,374	4.03%	—	—	0.00%
Corporate debt securities	2,001	1,987	4.87%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	2,735	1,480	5.41%
Total	$16,991	$16,988	0.69%	$42,131	$42,374	0.00%	$2,735	$1,480	5.41%
At December 31, 2007:
GSE obligations	$22,429	$22,386	4.45%	$45,756	$45,789	5.00%	$—	$—	0.00%
Corporate debt securities	4,008	3,954	4.97%	2,020	1,902	4.87%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	2,980	2,955	6.93%
Total	$26,437	$26,340	4.53%	$47,776	$47,691	4.99%	$2,980	$2,955	6.93%

The weighted average remaining life of investment securities available for sale at December 31, 2008 and 2007 was 2.7 years and 3.1 years, respectively. Included in the weighted average remaining life calculation at December 31, 2008 and 2007, were $42.1 million and $51.0 million, respectively, of securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments. At December 31, 2008 there were no investment securities with contractual maturities ranging from six to ten years.

The following table presents the sale of investment securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Amortized cost of investment securities sold	$—	$—	$61,834
Gains (losses) realized on sales of investment securities	—	254	(852)
Net proceeds from sales of investment securities	$—	$254	$60,982

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(6)

Mortgage-Backed Securities Available for Sale

A summary of mortgage-backed securities available for sale by issuer follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2008:
Federal National Mortgage Association	$115,524	$2,346	$(164)	$117,706
Collateralized Mortgage Obligations	62,909	256	(2,415)	60,750
Federal Home Loan Mortgage Corporation	76,462	1,943	(49)	78,356
Government National Mortgage Association	9,015	—	(263)	8,752
Total	$263,910	$4,545	$(2,891)	$265,564
At December 31, 2007:
Federal National Mortgage Association	$126,700	$876	$(247)	$127,329
Collateralized Mortgage Obligations	74,371	193	(769)	73,795
Federal Home Loan Mortgage Corporation	44,621	231	(209)	44,643
Government National Mortgage Association	12,402	62	(36)	12,428
Total	$258,094	$1,362	$(1,261)	$258,195

At December 31, 2008 and 2007, respectively, $240.6 million and $183.4 million, of mortgage-backed securities were pledged as collateral for repurchase agreements, municipal deposits, Treasury Tax and Loan payments and FHLB borrowings.

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2008:
Collateralized Mortgage Obligations	$30,771	$(1,385)	$10,343	$(1,030)	$41,114	$(2,415)
Federal National Mortgage Association	15,090	(147)	604	(17)	15,694	(164)
Federal Home Loan Mortgage Corporation	11,077	(46)	155	(3)	11,232	(49)
Government National Mortgage Association	6,849	(157)	1,903	(106)	8,752	(263)
Total	$63,787	$(1,735)	$13,005	$(1,156)	$76,792	$(2,891)
At December 31, 2007:
Collateralized Mortgage Obligations	$8,857	$(169)	$44,912	$(600)	$53,769	$(769)
Federal National Mortgage Association	3,099	(9)	22,916	(238)	26,015	(247)
Federal Home Loan Mortgage Corporation	295	(2)	16,094	(207)	16,389	(209)
Government National Mortgage Association	1,218	(2)	2,497	(34)	3,715	(36)
Total	$13,469	$(182)	$86,419	$(1,079)	$99,888	$(1,261)

The Company performs regular impairment analysis on the mortgage-backed securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. In making these other-than-temporary determinations, management considers, among other facts, the length of time and extent to which the fair value has been less than cost, projected future cash flows, future delinquencies, loss severity and prepayments. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.

Based on management’s review, the decline in fair value of the Company’s mortgage-backed securities in an unrealized loss position is not due to credit quality, but to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. The Company has the intent and ability to hold the securities for a period of time sufficient to allow for a full recovery, including to maturity if

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

necessary. As such, management has determined that the securities are not other-than-temporarily impaired as of
December 31, 2008. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize losses on other-than-temporary impairments in future periods.

The following table sets forth the maturities of mortgage-backed securities available for sale and the weighted average yields of such securities:

	After Five, But Within Ten Years			After Ten Years
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
At December 31, 2008:
Federal National Mortgage Association	$20,411	$21,066	4.78%	$95,113	$96,639	4.97%
Collateralized Mortgage Obligations	20,867	20,408	4.43%	42,042	40,343	5.23%
Federal Home Loan Mortgage Corporation	5,353	5,538	5.00%	71,109	72,818	5.22%
Government National Mortgage Association	—	—	—	9,015	8,752	4.22%
Total	$46,631	$47,012	4.65%	$217,279	$218,552	5.07%
At December 31, 2007:
Federal National Mortgage Association	$13,256	$13,322	4.55%	$113,444	$114,007	5.11%
Collateralized Mortgage Obligations	4,809	4,734	3.95%	69,562	69,061	5.06%
Federal Home Loan Mortgage Corporation	—	—	—	44,621	44,643	5.07%
Government National Mortgage Association	—	—	—	12,402	12,428	5.25%
Total	$18,065	$18,056	4.39%	$240,029	$240,139	5.10%

Maturities on mortgage-backed securities are based on contractual maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments; therefore there are no final contractual maturities in periods prior to five years. The weighted average remaining contractual term of mortgage-backed securities available for sale at December 31, 2008 and 2007 was 18.4 years and 19.0 years, respectively.

The following table presents the sale of mortgage-backed securities available for sale and the resulting gains and losses from such sales:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Amortized cost of mortgage-backed securities sold	$29,818	$—	$452
Gain/(Loss) realized on sales of mortgage-backed securities	725	—	(7)
Net proceeds from sales of mortgage-backed securities	$30,543	$—	$445

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(7)

Loans and Leases Receivable

The following is a summary of loans and leases receivable:

	December 31,
	2008	2007
	(In thousands)
Commercial loans and leases:
Commercial real estate – owner occupied	$175,472	$157,431
Commercial and industrial	164,569	131,927
Commercial real estate – nonowner occupied	133,782	102,990
Small business	50,464	45,778
Multi-family	53,159	42,536
Construction	22,300	38,832
Leases and other (1)	63,799	58,702
Subtotal	663,545	578,196
Unearned lease income	(6,980)	(5,742)
Net deferred loan origination costs	1,857	1,214
Total commercial loans and leases	658,422	573,668
Residential mortgage loans:
One- to four-family adjustable rate	126,689	155,087
One- to four-family fixed rate	85,057	92,485
Subtotal	211,746	247,572
Premium on loans acquired	953	1,198
Net deferred loan origination fees	(34)	(42)
Total residential mortgage loans	212,665	248,728
Consumer and other loans:
Home equity – term loans	127,142	149,192
Home equity – lines of credit	76,038	62,357
Unsecured and other	2,216	2,774
Subtotal	205,396	214,323
Net deferred loan origination costs	1,259	1,413
Total consumer and other loans	206,655	215,736
Total loans and leases receivable	$1,077,742	$1,038,132

(1) Included within commercial loans and leases were $156,000 of leases held for sale at December 31, 2008, while $3.3 million of leases were held for sale at December 31, 2007.

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

The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England. Most loans made by the Bank are secured by borrowers’ personal or business assets. The Bank considers a concentration of credit risk to exist when the aggregate credit exposure to a borrower or group of borrowers in a single industry within a geographical region exceeds 25% of the Bank’s capital plus reserves. At December 31, 2008, the Bank did not have a concentration of credit risk. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the Rhode Island economy in particular, and the New England, northeast and national economies, in general.

The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $21.7 million. At December 31, 2008, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $15.0 million.

At December 31, 2008, the risk elements contained within the loan portfolio were centered in $14.0 million of nonaccrual loans. There were $3.8 million of loans past due 60 to 89 days at December 31, 2008. At December 31, 2008, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $4.0 million of nonaccrual loans and $3.7 million of loans past due 60 to 89 days as of December 31, 2007. There were $10.3 million of impaired loans with $949,000 of specific impairment reserves at December 31, 2008, while included in nonaccrual loans as of December 31, 2007 were impaired loans of $3.0 million with specific reserves of $486,000. The average balance of impaired loans was $5.4 million during 2008, $1.4 million during 2007 and $1.0 million during 2006.

A summary of impaired loans is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)
Impaired loans requiring a specific reserve	$2,926	$3,031
Impaired loans not requiring a specific reserve	7,379	—
Total impaired loans	$10,305	$3,031

The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income in accordance with original terms	$1,073	$348	$99
Income recognized	(345)	(192)	(49)
Foregone interest income	$728	$156	$50

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

	Year Ended December 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$7,575	$5,414
Additions	3,150	2,661
Repayments	(890)	(500)
Balance at end of year	$9,835	$7,575

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(8)

Allowance for Loan and Lease Losses

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Allowance for Loan and Lease Losses
Balance at beginning of year	$12,619	$12,377	$11,665
Provision for loan and lease losses	4,520	700	1,202
Loans charged-off	(2,589)	(528)	(519)
Recoveries of loans previously charged-off	114	70	29
Balance at end of year	$14,664	$12,619	$12,377

(9)

Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Land and improvements	$1,871	$1,849
Office buildings and improvements	5,524	5,532
Leasehold improvements	7,597	7,586
Data processing equipment and software	6,223	6,491
Furniture, fixtures and other equipment	5,421	6,169
Subtotal	26,636	27,627
Less accumulated depreciation and amortization	(13,995)	(13,906)
Total premises and equipment	$12,641	$13,721

The Company utilizes a useful life of 40 years for buildings, 15 years for building improvements and 5 years for land improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software’s useful life varies but is primarily three years. Furniture, fixtures and other equipment’s useful life varies but is primarily five years. Depreciation expense totaled $1.7 million, $2.0 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $1.5 million and $1.5 million, respectively. In October 2007, the Bank transferred its rights to develop a planned branch site to a third party via a noncancellable sublease agreement. The Bank’s rent expense for the year ended December 31, 2008 is net of sublease rentals of $150,000.

In connection with the acquisition of branches from Fleet Financial Group, Inc. and related entities, the Bank assumed the liability for lease payments on seven banking offices previously occupied by Shawmut Bank Connecticut, N.A. The Bank has renegotiated some of these leases and has also entered into agreements to lease additional space.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum
Lease
Payments
(In thousands)
2009	$1,409
2010	1,261
2011	1,125
2012	1,132
2013	992
Thereafter	7,508
$13,427

Minimum payments have not been reduced by minimum sublease rentals of $3.7 million due in the future under a noncancellable sublease.

(10)  Deposits

Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2008	2007
	(In thousands)
1 year or less remaining	$352,355	$349,527
More than 1 year to 2 years remaining	28,746	18,095
More than 2 years to 3 years remaining	32,060	4,183
More than 3 years to 4 years remaining	958	1,171
More than 4 years remaining	9,324	1,087
Total	$423,443	$374,063

At December 31, 2008, certificate of deposit accounts included $30.0 million obtained through brokers, compared to $20.0 million at December 31, 2007. At December 31, 2008 and 2007, certificate of deposit accounts with balances of $100,000 or more aggregated $127.1 million and $116.7 million, respectively.

(11)  Short-Term Borrowings and Repurchase Agreements

Overnight and short-term borrowings and repurchase agreements consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Treasury tax and loan notes	$4,280	$4,385
Retail repurchase agreements	53,396	62,410
Wholesale repurchase agreements	10,000	10,000
Total	$67,676	$76,795

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The Bank utilizes the Note Option for remitting Treasury Tax and Loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by GSE obligations owned by the Bank. Treasury Tax and Loan notes are included as a component of overnight and short-term borrowings on the consolidated balance sheets. Information concerning these Treasury Tax and Loan notes is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Outstanding at end of year	$4,280	$4,385
Outstanding collateralized by securities with:
Par value	4,251	5,000
Fair value	4,366	5,001
Average outstanding for the year	967	1,061
Maximum outstanding at any month end	4,280	4,852
Weighted average rate at end of year	0.05%	3.18%
Weighted average rate paid for the year	1.64%	4.76%

The Bank has a short-term line of credit with the FHLB. Unused borrowing capacity under this line at December 31, 2008 and 2007 was $15.0 million and $25.0 million, respectively. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of U.S. Government and Agency obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans.

Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Outstanding at end of year	$—	$—
Maturity date	Not applicable	Not applicable
Average outstanding for the year	$376	$65
Maximum outstanding at any month end	4,303	—
Weighted average rate at end of year	Not applicable	Not applicable
Weighted average rate paid for the year	3.66%	5.56%

The Bank utilizes retail repurchase agreements in connection with a cash management product that the Bank offers its commercial customers and wholesale repurchase agreements with financial institutions. Sales of repurchase agreements are treated as financings. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts. All of these agreements are collateralized by GSE obligations owned by the Bank. The securities underlying the agreements were held by the Bank in a special custody account and remained under the Bank’s control.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Outstanding at end of year	$53,396	$62,410
Maturity date	January 2009	January 2008
Outstanding collateralized by securities with:
Par value	$59,123	$96,521
Fair value	59,954	96,353
Average outstanding for the year	54,766	55,533
Maximum outstanding at any month end	70,889	68,195
Weighted average rate at end of year	0.25%	4.03%

Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Outstanding at end of year	$10,000	$10,000
Maturity date	June 2011	June 2011
Outstanding collateralized by securities with:
Par value	$10,344	$10,506
Fair value	10,496	10,486
Average outstanding for the year	10,000	11,425
Maximum outstanding at any month end	10,000	20,000
Weighted average rate at end of year	5.50%	5.32%
Weighted average rate paid for the year	5.41%	5.27%

Additionally, at December 31, 2008, the Bank had a $3.0 million line of credit with a correspondent bank to facilitate the issuance of letters of credit by the Bank and the conducting of foreign exchange transactions for the Bank’s customers. Since inception, there have been no outstanding balances under this line of credit.

(12)  Federal Home Loan Bank of Boston Borrowings

FHLB borrowings are comprised of the following:

	December 31, 2008			December 31, 2007
	Scheduled	First	Weighted	Scheduled	First	Weighted
	Final	Call	Average	Final	Call	Average
	Maturity	Date (1)	Rate (2)	Maturity	Date (1)	Rate (2)
	(Dollars in thousands)
Within 1 year	$2	$189,002	5.25%	$23,037	$222,038	3.56%
Over 1 year to 2 years	26,270	6,270	4.19%	13	13	5.25%
Over 2 years to 3 years	59,000	20,000	4.97%	28,844	8,844	4.24%
Over 3 years to 5 years	23,400	13,400	4.30%	69,000	—	4.90%
Over 5 years	130,264	10,264	4.19%	120,611	10,610	4.35%
Total	$238,936	$238,936	4.39%	$241,505	$241,505	4.42%

(1)

Callable FHLB advances of $189 million and $199 million at December 31, 2008 and 2007, respectively, are reflected assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)

Weighted average rate based on scheduled maturity dates.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of GSE and U.S. Treasury obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2008 and 2007 was $158.5 million and $29.2 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2008 and 2007, the Bank’s FHLB stock holdings, recorded at cost, were $15.7 million.

In February 2009, FHLB of Boston announced that, while it meets all of its regulatory capital requirements, it has suspended its quarterly dividend and will continue its moratorium on excess stock repurchase. Should financial conditions continue to weaken, the FHLB System (including FHLB of Boston) in the future may have to curtail advances to member institutions. Should the FHLB System deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources. Further deterioration of the FHLB of Boston’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.

(13)  Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest
Debentures

On January 23, 2001, the Company sponsored the creation of BRI Statutory Trust I (the “Trust I”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust I. On February 22, 2001, Trust I issued $3.0 million of its 10.20% Company-Obligated Mandatorily Redeemable Capital Securities (“Capital Securities”) through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $93,000 capital contribution for Trust I’s common securities (which is included in prepaid expenses and other assets), were used to acquire $3.1 million of the Company’s 10.20% Subordinated Deferrable Interest Debentures (“Junior Subordinated Notes”) due February 22, 2031, and constitute the primary asset of Trust I. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust I’s obligations under the Capital Securities, to the extent Trust I has funds available therefore.

On June 4, 2002, the Company sponsored the creation of BRI Statutory Trust II (the “Trust II”), a Connecticut statutory trust. The Company was the owner of all of the common securities of Trust II. On June 26, 2002, Trust II issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust II’s common securities, were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.45%) Junior Subordinated Notes due June 26, 2032, and constituted the primary asset of Trust II. The Company had, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust II’s obligations under the Capital Securities, to the extent Trust II had funds available. On September 26, 2007, the Company redeemed all $5.0 million of the floating rate Capital Securities issued by Trust II. This redemption resulted in the Company recording a write-off of an additional $137,000 of previously unamortized debt issuance costs as additional pretax interest expense. Thereafter, Trust II was liquidated.

On June 5, 2003, the Company sponsored the creation of BRI Statutory Trust III (the “Trust III”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust III. On June 26, 2003, Trust III issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Capital Securities through a pooled trust preferred securities offering. At December 31, 2008, the rate of the Capital Securities was 4.57%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust III’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.10%) Junior Subordinated Notes due June 26, 2033, and constitute the primary asset of Trust III. The Company has, through the Declaration of Trust, the Guarantee

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust III’s obligations under the Capital Securities, to the extent Trust III has funds available therefore.

On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2008, the rate of the Capital Securities was 4.66%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefore.

As of December 31, 2008, the Company’s investments in its statutory trust subsidiaries aggregated $510,000 and are included within prepaid expenses and other assets.

(14)  Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current expense:
Federal	$5,462	$3,784	$5,056
State	51	20	51
Total current expense	5,513	3,804	5,107
Deferred benefit:
Federal	(1,086)	455	(1,531)
State	—	—	—
Total deferred expense (benefit)	(1,086)	455	(1,531)
Total income tax expense	$4,427	$4,259	$3,576

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.2	0.1	0.3
Bank-owned life insurance	(2.8)	(2.7)	(2.4)
Other, net	0.2	(0.4)	(1.2)
Effective combined federal and state income tax rate	32.6%	32.0%	31.7%

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The significant components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)
Gross deferred tax assets:
Allowance for loan and lease losses	$5,132	$4,417
Depreciation	1,431	1,213
Accrued retirement	1,170	964
Nonaccrual interest	250	—
Securities available for sale	—	37
Other	593	559
Total gross deferred tax assets	8,576	7,190
Gross deferred tax liabilities:
Goodwill	(3,217)	(2,880)
Securities available for sale	(225)	—
Total gross deferred tax liabilities	(3,442)	(2,880)
Net deferred tax asset	$5,134	$4,310

The net balance of deferred tax assets and liabilities is included in prepaid expenses and other assets. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was deemed necessary at December 31, 2008 or 2007. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

The Company had no unrecognized tax benefits at December 31, 2008 and 2007. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. As of both January 1, 2008 and December 31, 2008, the Company did not have any accrued income tax-related interest and penalties.

The Company's federal income tax returns are open and subject to examination from the 2005 tax return year and forward. The Company's state income tax returns are generally open from the 2005 and later tax return years based on individual state statute of limitations.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income of financial institutions and requiring combined income tax reporting. The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter. Previously, certain subsidiaries of the Company were subject to Massachusetts income tax on a separate return basis. Under the new legislation, effective January 1, 2009, the Company, as a consolidated tax group, will be subject to income tax in the Commonwealth of Massachusetts. The Company does not expect the impact of this law to have a material effect on the consolidated financial statements.

In late 2008, the Massachusetts Department of Revenue (“DOR”) began state income tax audit proceedings challenging the 2002 to 2006 state income tax due from BRI Investment Corp, a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The passive investment company is not subject to corporate income tax in the State of Rhode Island. Management believes it more likely than not that the Company will prevail in its tax position.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(15)  Employee and Director Benefits

Employee 401(k) Plan – The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $460,000, $475,000 and $450,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Nonqualified Deferred Compensation Plan – The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $44,000, $36,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued liabilities associated with the Nonqualified Plan were $876,000 and $681,000 for December 31, 2008 and 2007, respectively.

Supplemental Executive Retirement Plans – The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $589,000, $524,000 and $436,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued liabilities associated with the SERPs were $3.3 million and $2.8 million for December 31, 2008 and 2007, respectively.

Employee Stock Plans – The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its common stock to officers and key employees. The 1996 Incentive and Nonqualified Stock Option Plan has no remaining shares available for issuance as it expired in March 2006. At December 31, 2008, the total remaining shares available for issuance under the 2002 Equity Incentive Plan is 127,678. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The 2002 Equity Incentive Plan, which is shareholder approved, allows grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. Under the Employee Stock Plans, the Company has awarded stock options, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have contractual terms ranging between 7 and 10 years. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).

The fair value of each employee stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2008	2007	2006
Expected term	5 years	5 years	7 years
Expected volatility	20%	19%	23%
Risk-free interest rate	2.77%	4.14%	4.73%
Dividend yield	2.19%	1.60%	1.71%
Fair value of options granted	$ 5.29	$ 8.21	$ 10.01

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The activity related to these employee stock options is summarized below:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2005	428,980	$ 21.27
Granted	60,850	$ 35.18
Exercised	(74,059)	$ 18.57
Forfeited / Canceled	(12,750)	$ 33.26
Outstanding, December 31, 2006	403,021	$ 24.57
Granted	71,050	$ 39.26
Exercised	(49,011)	$ 18.89
Forfeited / Canceled	(12,200)	$ 39.17
Outstanding, December 31, 2007	412,860	$ 27.34
Granted	63,975	$ 30.55
Exercised	(31,450)	$ 14.90
Forfeited / Canceled	(38,830)	$ 35.45
Outstanding, December 31, 2008	406,555	$ 28.04	$ -	4.7
Exercisable, December 31, 2008	279,835	$ 25.23	$ -	4.0

The total intrinsic value of options by employees exercised during 2008, 2007 and 2006 was $562,000, $1.1 million and $1.3 million, respectively.

The options outstanding as of December 31, 2008 are set forth below:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
$10.00	-	$19.99	102,530	$ 13.13	1.5
20.00	-	29.99	59,250	$ 22.53	4.5
30.00	-	39.99	214,925	$ 34.51	6.2
40.00	-	49.99	29,850	$ 43.57	5.5
Outstanding, December 31, 2008			406,555	$ 28.04	4.7

In April 2008, the Company granted its executive officers restricted stock as a component of their annual share based compensation award. The Company granted 3,480 shares, which vest in three annual installments, at a market price of $32.89. The awards provide for accelerated vesting if there is a change in control. In April 2007, the Company granted 2,745 shares of restricted stock to its executive officers at a market price of $43.45. The awards follow the same provisions as those issued in 2008. During 2007, 515 shares of these restricted shares were forfeited. No shares were forfeited in 2008.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Share-based compensation	$ 326	$ 212	$ 97
Tax benefit related to share-based compensation (1)	210	322	244

(1)  Represents the tax benefits on stock options exercised and share-based compensation.

As of December 31, 2008, there was $846,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.3 years.

Director Stock Plan – The Company established a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant up to 90,000 options to acquire its Common Stock to non-employee directors. At December 31, 2008, the total remaining shares available for issuance under the Director Stock Plan is 4,500. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Options granted under the Director Stock Plan have a 10-year contractual term, subject to earlier of expiration on the second anniversary of a director’s termination of service.

The fair value of each non-employee director stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2008	2007	2006
Expected term	8 years	7 years	8 years
Expected volatility	21%	20%	28%
Risk-free interest rate	3.43%	4.58%	5.05%
Dividend yield	2.01%	1.51%	1.66%
Fair value of options granted	$ 7.59	$ 10.70	$ 12.73

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The activity related to these director stock options is summarized below:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2005	49,500	$ 22.75
Granted	8,000	$ 36.19
Exercised	(4,000)	$ 30.15
Forfeited	(500)	$ 35.24
Outstanding, December 31, 2006	53,000	$ 24.09
Granted	7,500	$ 39.62
Exercised	(23,500)	$ 18.77
Forfeited	--	--
Outstanding, December 31, 2007	37,000	$ 30.62
Granted	7,000	$ 31.76
Exercised	(5,500)	$ 17.31
Forfeited	--	--
Outstanding, December 31, 2008	38,500	$ 32.73	$ -	6.5
Exercisable, December 31, 2008	38,500	$ 32.73	$ -	6.5

The total intrinsic value of options exercised by directors during 2008, 2007 and 2006 was $96,000, $577,000 and $49,000 respectively.

The director options outstanding as of December 31, 2008 are set forth below:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
$10.00	-	$19.99	3,000	$ 14.84	2.4
20.00	-	29.99	5,000	$ 23.93	4.0
30.00	-	39.99	29,500	$ 35.70	7.3
40.00	-	49.99	1,000	$ 42.85	7.8
Outstanding, December 31, 2008			38,500	$ 32.73	6.5

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Share-based compensation	$ 54	$ 87	$ 89
Tax benefit related to share-based compensation (1)	52	231	17

(1)

Represents the tax benefits on stock options exercised and share-based compensation.

As of December 31, 2008, there was no unrecognized compensation cost related to nonvested director compensation arrangements.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Change of Control Agreements – The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Chief Lending Officer and Chief Information Officer. The Employment Agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause. The agreements also provide that if the executive is terminated (or in the case of the Chief Executive Officer, resigns) in conjunction with a Change in Control, they are entitled to a severance payment, which is equal to 2.99 times base salary plus target bonus for the President and Chief Executive Officer and 2.00 times base salary plus target bonus for the other executives. The Employment Agreements with the Chief Executive Officer, Chief Financial Officer and Chief Business Officer provide that if payments following a Change in Control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the “gross-up” payment) is the same as if such excise tax had not applied. The Employment Agreements with the Chief Lending Officer and Chief Information Officer provide that if any payments would trigger the “golden parachute” excise tax, the amount payable to the executive shall be reduced to the maximum amount that can be paid that does not trigger the excise tax. The Company has also entered into Change of Control Severance Agreements with certain other members of senior management of up to 1.00 times base salary or 1.00 times base salary plus current bonus. For as long as the U.S. Treasury owns any debt or equity securities of the Company issued in connection with the U.S. Treasury’s Capital Purchase Program (see Note 19), the Company may not make any “golden parachute” payments as defined in the Internal Revenue Code to any of its senior management executives on account of severance from employment by reason of an involuntary termination of employment or in connection with any bankruptcy filing, insolvency or receivership of the Company.

(16)  Other Expenses

Major components of other expenses are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Postage and mailing	$586	$579	$603
Forms and supplies	508	489	560
Telephone	435	459	538
Director fees	356	381	434
Credit card and interchange fees	305	279	266
Charitable contributions	273	279	231
Insurance	268	233	227
Correspondent bank fees	196	168	155
Recruiting	63	95	63
Other	1,650	1,751	1,992
Total	$4,640	$4,713	$5,069

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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(17)  Commitments and Contingent Liabilities

Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and letters of credit, commitments to originate and commitments to sell leases and interest rate swap agreements. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commitments to originate or purchase loans and leases	$25,474	$35,302
Unused lines of credit and other commitments	193,870	219,542
Letters of credit and standby letters of credit	3,011	3,489
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate leases to be sold	329	2,034
Commitments to sell leases	156	5,300
Interest rate swap contracts:
Swaps with customers	5,000	—
Mirror swaps with counterparties	5,000	—

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

Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2008 and 2007, the maximum potential amount of future payments under letters of credit was $3.0 million and $2.7 million, respectively. At both December 31, 2008 and 2007, cash collateral supported $1.2 million of the outstanding standby letters of credit. The fair value of the guarantees of the standby letters of credit was $23,000 and $20,000, respectively, and is not reflected on the consolidated balance sheets.

Commitments to originate and commitments to sell leases are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the consolidated balance sheets and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statements. The carrying values of such commitments as of December 31, 2008 and 2007 and the respective changes in fair values for the years then ended were insignificant.

In the fourth quarter of 2008, the Company entered into interest rate swaps with commercial loan borrowers to aid them in managing their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

to convert floating rate loan payments to fixed rate loan payments. The Company concurrently entered into mirroring swaps with a third party financial institution. The third party financial institution exchanges the client’s fixed rate loan payments for floating rate loan payments. The Company retains the risk associated with the potential failure of counterparties and inherent in making loans.

The interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income. The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $482,000 as of December 31, 2008. The fair values of the “mirror” swap contracts with third-party financial institutions totaled $431,000 as of December 31, 2008. For the twelve months ended December 31, 2008, net gains on these interest rate swap contracts, which include fee income and adjustments for credit valuation, amounted to approximately $250,000. The Company did not have interest rate swap contracts at December 31, 2007.

(18)  Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active, was effective October 10, 2008 and did not significantly impact the methods by which the Company determines the fair value of its financial assets.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•

Level 1:  Inputs are unadjusted quoted prices in active markets for assets and liabilities identical to those reported at fair value.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

•

Level 2:  Inputs other than quoted prices included within Level 1, Level 2 inputs are observable either directly or indirectly. These inputs might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3:  Inputs are unobservable inputs for an asset or liability that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Available for sale securities – Available for sale securities consist of investment and mortgage-backed securities and are reported at fair value primarily utilizing Level 2 inputs. The Company obtains fair value measurements from independent pricing sources, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the U.S. Treasury yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and investment securities’ terms and conditions.

The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a collateralized debt obligation backed by trust preferred securities. There is limited and likely distressed trading in these and comparable securities due to recent economic conditions. Fair value for the securities was provided by an independent pricing service employing the Bond Market Association’s standard calculations for cash flow and price/yield analysis, and benchmark bond pricing and bond-specific terms and conditions from various sources. The fair values were based on individual pricing characteristics (issuer, coupon, maturity, call/put/sinking fund provisions, rating, etc.) and the current market conditions (the U.S. Treasury curve, Federal Funds rate, yield/spread relationships, floating rate indices, historic and consensus prepayment rates, nominal and option adjusted spreads and volatilities, etc.) as of the reporting date. The Company evaluated the independent pricing service’s fair values by assessing the material assumptions used and comparing additional fair value pricing from other valuation sources including brokers and rating agencies and adjusted as deemed necessary.

Interest rate swaps – The fair values presented for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life. To date the Company has not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2008 Using
(In thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available for sale securities	$ 326,406	--	$ 324,926	$ 1,480
Interest rate swap assets	482	--	482	--
Interest rate swap liabilities	431	--	431	--

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs
Available for sale securities	(In thousands)
Balance, January 1, 2008	$ 974
Increase in unrealized holding losses	(917)
Transfers to Level 3	1,642
Other-than-temporary impairment	(219)
Balance, December 31, 2008	$ 1,480

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

Impaired Loans - Certain impaired loans are reported at the fair value of the underlying collateral if repayment is dependent upon the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. During 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $10.3 million were reduced by specific valuation allowance allocations totaling $949,000.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The aggregate fair value amounts presented are in accordance with SFAS No. 107 guidelines but do not represent the underlying value of the Bank taken as a whole. The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Bank’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The estimated fair value approximates carrying value for cash and cash equivalents, overnight

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

investments and accrued interest receivable and payable. The methodologies for other financial assets and financial liabilities are discussed below:

Loans and leases receivable – Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

Stock in the Federal Home Loan Bank of Boston – The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB. To this date, the Company has not remeasured its investment in FHLB stock; however, if there is evidence of impairment, the FHLB stock would reflect fair value using either observable or unobservable inputs.

Deposits – The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.

Wholesale repurchase agreements – The fair values reported for wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar remaining maturities.

Federal Home Loan Bank of Boston borrowings – The fair values reported for FHLB borrowings are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar remaining maturities.

Subordinated deferrable interest debentures – The fair values reported for Subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and remaining maturities.

Financial instruments with off-balance sheet risk – Since the Bank’s commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$54,344	$54,344	$20,465	$20,465
Overnight investments	1,113	1,113	17,097	17,097
Investment securities	60,842	60,842	76,986	76,986
Mortgage-backed securities	265,564	265,564	258,195	258,195
Stock in the FHLB	15,671	15,671	15,671	15,671
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	646,814	662,072	563,964	572,200
Residential mortgage loans	211,325	208,669	247,621	249,097
Consumer and other loans	204,939	199,252	213,928	216,769
Interest rate swaps	482	482	—	—
Accrued interest receivable	5,240	5,240	6,557	6,557
Liabilities:
Deposits:
Demand deposit accounts	$176,495	$176,495	$172,634	$172,634
NOW accounts	56,703	56,703	65,191	65,191
Money market accounts	4,445	4,445	6,054	6,054
Savings accounts	381,106	381,106	396,838	396,838
Certificate of deposit accounts	423,443	427,571	374,063	375,004
Overnight and short-term borrowings	57,676	57,676	66,795	66,795
Wholesale repurchase agreements	10,000	11,075	10,000	10,252
FHLB borrowings	238,936	266,723	241,505	258,126
Subordinated deferrable interest debentures	13,403	15,262	13,403	13,701
Interest rate swaps	431	431	—	—
Accrued interest payable	2,600	2,600	4,411	4,411

(19)  Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Board (“FRB”) require the Company to maintain minimum capital levels for capital adequacy purposes. Tier I capital is defined as common equity and retained earnings, less certain intangibles. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to one of four risk categories, each with an appropriate weight. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. The Bank is also subject to FDIC regulations regarding capital requirements. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well-capitalized.”

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008 and 2007, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2008:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$150,169	10.04%	$59,837	4.00%	$74,796	5.00%
Tier I capital (to risk-weighted assets)	150,169	14.23%	42,202	4.00%	63,302	6.00%
Total capital (to risk-weighted assets)	163,368	15.48%	84,403	8.00%	105,504	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$118,197	7.92%	$59,669	4.00%	$74,586	5.00%
Tier I capital (to risk-weighted assets)	118,197	11.21%	42,180	4.00%	63,269	6.00%
Total capital (to risk-weighted assets)	131,396	12.46%	84,359	8.00%	105,449	10.00%
At December 31, 2007:
Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$114,403	7.87%	$58,119	4.00%	$72,649	5.00%
Tier I capital (to risk-weighted assets)	114,403	11.06%	41,361	4.00%	62,042	6.00%
Total capital (to risk-weighted assets)	127,022	12.28%	82,722	8.00%	103,403	10.00%
Bank Rhode Island:
Tier I capital (to average assets)	$112,323	7.72%	$58,165	4.00%	$72,706	5.00%
Tier I capital (to risk-weighted assets)	112,323	10.87%	41,325	4.00%	61,987	6.00%
Total capital (to risk-weighted assets)	124,942	12.09%	82,650	8.00%	103,312	10.00%

On December 19, 2008, the Company issued 30,000 shares of Fixed Rate, Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share ($30 million liquidation preference in the aggregate) and warrants to purchase 192,967 shares of common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The common stock warrants have an exercise price of $23.32 each and are immediately exercisable and expire 10 years from the date of issuance.  Proceeds from this sale of the Series A preferred shares are expected to be used for general corporate purposes, including supporting commercial and consumer lending. The Series A preferred shares are non-voting, other than having class voting rights on certain matters, and pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. Under the terms of the securities purchase agreement entered into with the U.S. Treasury, the Series A preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and thereafter without restriction. Under The American Recovery and Reinvestment Act of 2009, redemption of the Series A preferred shares is now permitted without penalty and without the need to raise additional capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. Accrued dividends on the Series A preferred shares reduced retained earnings by $50,000 during 2008. The unamortized discount on the Series A preferred shares at December 31, 2008 was $1.4 million. Both the Series A preferred shares and the warrant will be accounted for as components of the Company’s regulatory Tier 1 Capital.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Based on a Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $5.74 per warrant, or $1.4 million in the aggregate, as of December 19, 2008. As a result, $1.4 million has been recorded as the discount on the Series A preferred shares obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $250,000 to $320,000 per year. For purposes of these calculations, the fair value of the common stock warrants as of December 19, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

Expected term	10 years
Expected volatility	37%
Risk-free interest rate	2.13%
Dividend yield	2.83%
Fair value per warrant	$ 5.74

The Company’s computation of expected volatility is based on daily historical volatility since December 1998. The risk free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.

As noted $1.4 million was assigned to the common stock warrants; accordingly, $28.6 million (total $30.0 million) has been assigned to the Series A preferred shares and will be accreted up to the redemption amount of $30 million over the next five years.

The trust preferred securities issued by the Company are included in its Tier 1 capital. On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio would be unchanged.

Stock Repurchase Program – The Company has a stock repurchase program authorized by the Company’s board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program during the 1st quarter of 2008. Under the program, the Company repurchased 352,250 shares at a total cost of $12.1 million.

In February 2008 and January 2009, the Company’s Chief Executive Officer delivered 7,450 and 23,700 shares, respectively, of the Company's common stock to satisfy the exercise price for 20,000 stock options exercised each in 2008 and 2009. The shares delivered were valued at $33.30 and $20.30 per share, respectively. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash. The delivered shares are included with treasury stock in the Consolidated Balance Sheets.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(20)  Earnings Per Share

The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2008	2007	2006
Basic EPS Computation:	(dollars in thousands)
Numerator:
Net income	$9,144	$9,045	$7,711
Preferred dividend	(50)	—	—
Preferred stock accretion	(8)	—	—
Net income applicable to common	$9,086	$9,045	$7,711
Denominator:
Weighted average shares outstanding	4,560,858	4,791,625	4,766,854
Basic EPS	$1.99	$1.89	$1.62
Diluted EPS Computation:
Numerator:
Net income	$9,086	$9,045	$7,711
Denominator:
Common shares outstanding	4,560,858	4,791,625	4,766,854
Stock options	64,414	112,147	153,715
Stock Warrants	1,486	—	—
Contingent shares	3,912	13,561	—
Restricted stock	538	1,430	—
Total shares	4,631,208	4,918,763	4,920,569
Diluted EPS	$1.96	$1.84	$1.57

Weighted average stock options outstanding, not included in the computation of diluted EPS above because they were anti-dilutive totaled 258,060, 36,802 and 6,767 for the years ended December 31, 2008, 2007 and 2006, respectively.

(21)

  Supplementary Disclosures of Cash Flow Information

The following summarizes supplementary disclosures of cash flow information:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Supplementary disclosures:
Cash paid for interest	$36,738	$45,503	$36,818
Cash paid for income taxes	5,049	4,419	3,736
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	484	2,945	210
Macrolease acquisition	656	455	83
Transfer of loans to OREO	988	—	—

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(22)

  Regulation and Litigation

The Company and the Bank are subject to extensive regulation and examination by the FRB, the Rhode Island Division of Banking and the FDIC, which insures the Bank’s deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. Bank regulatory authorities have the right to restrict the payment of dividends by banks and bank holding companies to shareholders. In addition, by its participation in the CPP, the Company is subject to the rules and regulations applicable to CPP participants promulgated by the U.S. Treasury, including limitations on the payment of dividends and prohibitions on stock repurchases.

The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(23)  Parent Company Statements

The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):

Balance Sheets

	December 31,
	2008	2007
Assets	(In thousands)
Assets
Cash and due from banks	$12	$99
Overnight investments	31,673	1,630
Investment in subsidiaries	131,187	124,974
Prepaid expenses and other assets	424	376
Total assets	$163,296	$127,079

Liabilities and Shareholders' Equity
Liabilities:
Subordinated deferrable interest debentures	$13,403	$13,403
Other liabilities	288	568
Total liabilities	13,691	13,971

Shareholders equity:
Preferred stock: par value $0.01 per share, authorized 1,000,000 shares. Issued: 30,000 and 0 shares, respectively	—	—
Common stock: par value $0.01 per share, authorized 11,000,000 shares. Issued: 4,926,920 shares at December 31, 2008 and 4,867,121 shares in December 31, 2007	49	49
Additional paid-in capital	101,918	70,123
Treasury stock, at cost 352,250 shares at December 31, 2008 and 305,200 in December 31, 2007	(12,055)	(10,189)
Retained earnings	59,278	53,194
Accumulated other comprehensive loss, net	415	(69)
Total shareholders’ equity	149,605	113,108
Total liabilities and shareholders’ equity	$163,296	$127,079

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income:
Dividends received from subsidiaries	$5,300	$1,800	$700
Interest on overnight investments	21	633	945
Total income	5,321	2,433	1,645
Expenses:
Subordinated deferrable interest debentures	949	1,509	1,460
Professional services and other expenses	935	669	553
Directors’ fees	204	233	261
Compensation expense	325	212	98
Total expenses	2,413	2,623	2,372
Income (loss) before income taxes	2,908	(190)	(727)
Income tax benefit	(755)	(645)	(540)
Income (loss) before equity in undistributed earnings of subsidiaries	3,663	455	(187)
Equity in undistributed earnings of subsidiaries	5,481	8,590	7,898
Net income	$9,144	$9,045	$7,711
Preferred Stock Dividends	(50)	—	—
Accretion of Preferred Shares Discount	(8)	—	—
Net Income Applicable to Common Shares	$9,086	$9,045	$7,711

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

Statements of Cash Flow

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$9,144	$9,045	$7,711
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(5,481)	(8,590)	(7,898)
Share-based compensation expense	380	299	186
(Increase) decrease in other assets	(54)	61	(56)
(Decrease) increase in other liabilities	(229)	489	(142)
Other, net	—	—	(1)
Net cash provided by (used in) operating activities	3,760	1,304	(200)

Cash flows from financing activities:
Investment in subsidiaries	363	(274)	(3,000)
Repayment of subordinated deferrable interest debentures	—	(5,155)	—
Proceeds from issuance of common stock	562	1,367	1,663
Purchases of treasury stock	(1,866)	(10,189)	—
Proceeds from issuance of preferred stock and warrants	30,000	—	—
Tax benefit from stock option exercises	189	498	261
Dividends on common stock	(3,002)	(2,942)	(2,861)
Dividends on preferred stock	(50)	—	—
Net cash used in (provided by) financing activities	26,196	(16,695)	(3,937)
Net increase (decrease) in cash and due from banks	29,956	(15,391)	(4,137)
Cash and cash equivalents at beginning of year	1,729	17,120	21,257
Cash and cash equivalents at end of year	$31,685	$1,729	$17,120
Supplementary disclosures:
Cash received for income taxes	$(879)	$(1,155)	$(1,011)
Non-cash transactions:
Change in other comprehensive income, net of taxes	484	2,945	210

The Parent Company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore is not presented here.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)

(24)  Quarterly Results of Operations (unaudited)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$20,532	$19,981	$20,137	$19,648
Interest expense	10,228	8,553	8,216	7,933
Net interest income	10,304	11,428	11,921	11,715
Provision for loan and lease losses	285	970	1,515	1,750
Net interest income after provision for loan and lease losses	10,019	10,458	10,406	9,965
Noninterest income	2,903	2,492	2,333	2,881
Noninterest expense	9,460	9,612	9,304	9,510
Income before taxes	3,462	3,338	3,435	3,336
Income taxes	1,136	1,097	1,111	1,083
Net income	2,326	2,241	2,324	2,253
Preferred Stock Dividends	—	—	—	(50)
Accretion of Preferred Shares Discount	—	—	—	(8)
Net Income Applicable to Common Shares	$2,326	$2,241	$2,324	$2,195

Basic EPS	$0.51	$0.49	$0.51	$0.48
Diluted EPS	$0.50	$0.48	$0.50	$0.48

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$21,102	$21,315	$21,950	$21,703
Interest expense	10,874	11,023	11,685	11,244
Net interest income	10,228	10,292	10,265	10,459
Provision for loan and lease losses	100	100	290	210
Net interest income after provision for loan and lease losses	10,128	10,192	9,975	10,249
Noninterest income	2,562	2,664	2,856	2,703
Noninterest expense	9,511	9,624	9,492	9,398
Income before taxes	3,179	3,232	3,339	3,554
Income taxes	1,001	1,038	1,061	1,159
Net income	$2,178	$2,194	$2,278	$2,395

Basic EPS	$0.45	$0.45	$0.47	$0.51
Diluted EPS	$0.44	$0.44	$0.46	$0.50