Form 10-Q
period 2009-03-31
BANCORP RHODE ISLAND INC
filed 2009-05-08
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937
For the transition period from                      to
Commission File No. 001-16101
BANCORP RHODE ISLAND, INC.
(Exact name of Registrant as specified in its charter)

Rhode Island	05-0509802

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
ONE TURKS HEAD PLACE, PROVIDENCE, RI 02903
(Address of principal executive offices)
(401) 456-5000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of May 1, 2009:

Common Stock — Par Value $0.01	4,599,494 shares

(class)	(outstanding)

Bancorp Rhode Island, Inc.
Quarterly Report on Form 10-Q

Description	Page Number

Cover Page	1

Table of Contents	2

Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Condensed Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

Part II — Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34

Signature Page	35

Exhibit 10.6(a)
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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
Actual results may differ materially from those set forth in forward looking statements as a result of risks and uncertainties, including those detailed from time to time in our filings with the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Our forward looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward looking statements.

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS:
Cash and due from banks	$17,949	$54,344
Overnight investments	715	1,113

Total cash and cash equivalents	18,664	55,457
Available for sale securities (amortized cost of $355,045 and $325,767, respectively)	356,681	326,406
Stock in Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	686,662	658,422
Residential mortgage loans	203,800	212,665
Consumer and other loans	214,836	206,655

Total loans and leases receivable	1,105,298	1,077,742
Allowance for loan and lease losses	(15,423)	(14,664)

Net loans and leases receivable	1,089,875	1,063,078
Premises and equipment, net	12,401	12,641
Goodwill, net	12,051	12,019
Accrued interest receivable	4,834	5,240
Investment in bank-owned life insurance	29,054	28,765
Prepaid expenses and other assets	9,632	9,697

Total assets	$1,548,863	$1,528,974

LIABILITIES:
Deposits:
Demand deposit accounts	$169,679	$176,495
NOW accounts	63,013	56,703
Money market accounts	7,056	4,445
Savings accounts	396,492	381,106
Certificate of deposit accounts	419,621	423,443

Total deposits	1,055,861	1,042,192
Overnight and short-term borrowings	43,740	57,676
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	253,374	238,936
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	21,523	17,162

Total liabilities	1,397,901	1,379,369

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares, liquidation preference $1,000 per share:
Issued and outstanding: Issued: 30,000 and 30,000 shares, respectively	28,656	28,595
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,962,727 shares and 4,926,920 shares, respectively	50	49
Additional paid-in capital	73,978	73,323
Treasury stock, at cost (364,750 and 352,250 shares, respectively)	(12,309)	(12,055)
Retained earnings	59,524	59,278
Accumulated other comprehensive income, net	1,063	415

Total shareholders’ equity	150,962	149,605

Total liabilities and shareholders’ equity	$1,548,863	$1,528,974

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except
	per share data)
Interest and dividend income:
Overnight investments	$9	$197
Mortgage-backed securities	3,403	3,232
Investment securities	451	701
Federal Home Loan Bank of Boston stock dividends	—	237
Loans and leases	14,697	16,165

Total interest and dividend income	18,560	20,532

Interest expense:
Deposits	4,494	6,692
Overnight and short-term borrowings	27	431
Wholesale repurchase agreements	133	135
Federal Home Loan Bank of Boston borrowings	2,625	2,720
Subordinated deferrable interest debentures	199	250

Total interest expense	7,478	10,228

Net interest income	11,082	10,304
Provision for loan and lease losses	1,610	285

Net interest income after provision for loan and lease losses	9,472	10,019

Noninterest income:
Service charges on deposit accounts	1,210	1,435
Loan related fees	399	163
Income from bank-owned life insurance	289	255
Commissions on nondeposit investment products	156	210
Gain on sale of available for sale securities	61	242
Net gains on lease sales and commissions on loans originated for others	29	219
Other income	213	379

Total noninterest income	2,357	2,903

Noninterest expense:
Salaries and employee benefits	5,153	5,139
Occupancy	956	865
Professional services	698	635
Data processing	620	719
FDIC insurance	387	100
Marketing	315	364
Equipment	241	308
Loan servicing	159	167
Loan workout and other real estate owned	128	156
Other expenses	966	1,007

Total noninterest expense	9,623	9,460

Income before income taxes	2,206	3,462
Income tax expense	743	1,136

Net income	1,463	2,326

Preferred stock dividends	(375)	—
Accretion of preferred shares discount	(61)	—

Net income applicable to common shares	$1,027	$2,326

Per share data:
Basic earnings per common share	$0.22	$0.51
Diluted earnings per common share	$0.22	$0.50
Cash dividends declared per common share	$0.17	$0.16
Weighted average common shares outstanding — basic	4,590	4,557
Weighted average common shares outstanding — diluted	4,610	4,639
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
						Compre-
			Additional			hensive
	Preferred	Common	Paid-in	Treasury	Retained	Income
Three months ended March 31,	Stock	Stock	Capital	Stock	Earnings	(Loss)	Total
	(In thousands, except per share data)
2008
Balance at December 31, 2007	$—	$49	$70,123	$(10,189)	$53,194	$(69)	$113,108
Net income	—	—	—	—	2,326	—	2,326
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(592)						1,098	1,098
Reclassification adjustment, net of taxes of $85						(157)	(157)

Total comprehensive income							3,267

Exercise of stock options	—	—	431	—	—	—	431
Macrolease acquisition			362	—	—	—	362
Stock repurchase	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	68	—	—	—	68
Tax benefit from exercise of stock options	—	—	178	—	—	—	178
Dividends on common stock ($0.16 per common share)	—	—	—	—	(717)	—	(717)

Balance at March 31, 2008	$—	$49	$71,162	$(12,055)	$54,803	$872	$114,831

2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$59,278	$415	$149,605
Net income	—	—	—	—	1,463	—	1,463
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(370)						688	688
Reclassification adjustment for net gains included in net income, net of taxes of $21						(40)	(40)

Total comprehensive income							2,111

Exercise of stock options	—	1	412	—	—	—	413
Macrolease acquisition	—	—	78	—	—	—	78
Stock repurchase	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	77	—	—	—	77
Tax benefit from exercise of stock options	—	—	88	—	—	—	88
Preferred stock discount amortization	61	—	—	—	(61)	—	—
Dividends on preferred stock ($12.50 per preferred share)	—	—	—	—	(375)	—	(375)
Dividends on common stock ($0.17 per common share)	—	—	—	—	(781)	—	(781)

Balance at March 31, 2009	$28,656	$50	$73,978	$(12,309)	$59,524	$1,063	$150,962

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$1,463	$2,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(1,367)	(576)
Provision for loan and lease losses	1,610	285
Income from bank-owned life insurance	(289)	(255)
Share-based compensation expense	77	68
Net gains on lease sales	(22)	(173)
Gain on sale of available for sale securities	(61)	(242)
Gain on sale of other real estate owned	(17)	—
Proceeds from sales of leases	1,122	5,483
Leases originated for sale	(944)	(3,763)
Decrease in accrued interest receivable	406	896
(Increase) decrease in prepaid expenses and other assets	(444)	288
Decrease in other liabilities	(593)	(1,873)

Net cash provided by operating activities	941	2,464

Cash flows from investing activities:
Available for sale securities:
Purchases	(76,520)	(61,072)
Maturities and principal repayments	50,411	47,324
Proceeds from sales	1,880	13,109
Net (increase) decrease in loans and leases	(26,964)	12,407
Capital expenditures for premises and equipment	(135)	(131)
Proceeds from sale of premises and equipment	—	34
Proceeds from sale of other real estate owned	332	—

Net cash (used in) provided by investing activities	(50,996)	11,671

Cash flows from financing activities:
Net increase in deposits	13,669	23,450
Net decrease in overnight and short-term borrowings	(13,936)	(17,851)
Proceeds from long-term borrowings	15,190	10,000
Repayment of long-term borrowings	(752)	(6,753)
Exercise of stock options	413	431
Repurchase of common stock	(254)	(1,866)
Tax benefit from exercise of stock options	88	178
Dividends on preferred stock	(375)	—
Dividends on common stock	(781)	(717)

Net cash provided by financing activities	13,262	6,872

Net (decrease) increase in cash and cash equivalents	(36,793)	21,007
Cash and cash equivalents at beginning of period	55,457	37,562

Cash and cash equivalents at end of period	$18,664	$58,569

Supplementary Disclosures:
Cash paid for interest	$7,598	$10,932
Cash paid for income taxes	167	1,205
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	648	941
Purchase of investment securities not yet settled	5,000	5,000
Transfer of leases held for sale to loans and leases receivable	—	474
Contingent share payments related to Macrolease acquisition	78	247
Transfer of loans to other real estate owned	155	—
See accompanying notes to unaudited consolidated financial statements

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
The unaudited interim consolidated financial statements of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Prior period amounts are reclassified whenever necessary to conform to the current year classifications. The Company made a reclassification adjustment at December 31, 2008 from additional paid-in capital to preferred stock to reflect the liquidation value of shares of $30.0 million, less the discount in preferred stock of $1.4 million in connection with the Company’s participation in the U.S. Treasury’s Capital Purchase Plan. The result of the reclassification was an increase of $28.6 million to preferred stock with a corresponding decrease to additional paid-in capital. This reclassification did not have an effect on previously reported net income or total shareholders’ equity.
The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
(2) Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares and participating securities outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of additional common stock that then share in the earnings of the Company.

(3) Recently Adopted Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations (Revised 2007).” SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 5 — Derivatives.
In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. The Company grants restricted stock which includes nonforfeitable rights to dividends. Accordingly, unvested restricted stock awards are considered participating securities and were included in the earnings per share calculation. The adoption of this FSP on January 1, 2009 did not have a material impact on earnings per share or any impact on financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This FSP is effective for assets and liabilities from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. The adoption of this FSP on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

(4) Recent Accounting Pronouncements
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact FSP No. 157-4 will have on the consolidated financial statements upon adoption on April 1, 2009.
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP No. 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for the fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact that FSP No. 115-2 and FAS 124-2 will have on the consolidated financial statements upon adoption on April 1, 2009.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP No. 107-1 and APB 28-1 increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP is effective for fiscal years and interim periods ending after June 15, 2009. Early adoption is permitted for fiscal years and interim periods ending after March 15, 2009. The Company is currently evaluating the impact FSP No. 107-1 and APB 28-1 will have on the disclosures about its fair value instruments.
(5) Derivatives
As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at March 31, 2009 or December 31, 2008.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
		March 31,	December 31,		March 31,	December 31,
		2009	2008		2009	2008
	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments under SFAS No. 133

Interest rate products	Other assets	$921	$482	Other liabilities	$933	$431

Total derivatives not designated as hedging instruments under SFAS No. 133		$921	$482		$933	$431

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers for a fee. The Company executes interest rate swaps with commercial banking customers to aid them in managing their interest rate risk. The interest rate swap contracts allow the commercial banking customers to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into mirroring swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third party financial institution exchanges the customer’s fixed rate loan payments for floating rate loan payments.
As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS No. 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2009, the Company had ten interest rate swaps with an aggregate notional amount of $36.2 million related to this program. During the three months ended March 31, 2009, the Company recognized net losses of $63,000 related to changes in fair value of these swaps. The Company did not have interest rate swap contracts at March 31, 2008.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as	Location of Gain or (Loss)	Income on Derivative(1)
Hedging Instruments Under SFAS	Recognized in Income on	Three Months Ended March 31,
No. 133	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$253	$—

Total		$253	$—

(1)	The amount of gain or (loss) recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At March 31, 2009, the Company does not expect future nonperformance by counterparties.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2009, the Company has posted collateral of $541,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of March 31, 2009, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
(6) Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued FSP No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP No. SFAS No. 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
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

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about what assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$356,681	—	$355,961	$720

Interest rate swap assets	921	—	921	—

Interest rate swap liabilities	933	—	933	—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$326,406	—	$324,926	$1,480

Interest rate swap assets	482	—	482	—

Interest rate swap liabilities	431	—	431	—

Available for sale securities are reported at fair value primarily utilizing Level 2 inputs. The Company obtains fair value measurements from independent pricing sources, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the U.S. Treasury (“the Treasury”) yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security’s terms and conditions.
The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a collateralized debt obligation backed by trust preferred securities. There is limited trading in these and comparable securities due to recent economic conditions. Fair value for the securities was provided by an independent pricing service employing the Bond Market Association’s standard calculations for cashflow and price/yield analysis, and benchmark bond pricing and bond-specific terms and conditions from various sources. The fair values were based on individual pricing characteristics (issuer, coupon, maturity, call/put/sinking fund provisions, rating, etc.) and the current market conditions (the Treasury curve, Federal Funds rate, yield/spread relationships, floating rate indices, historic and consensus prepayment rates, nominal and option adjusted spreads and volatilities, etc.) as of the reporting date. The Company evaluated the independent pricing services’ fair values by assessing the material assumptions used and comparing additional fair value pricing from other valuation sources including brokers and rating agencies and adjusted as deemed necessary.
The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 5 — Derivatives.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2009	2008
	Available for sale securities

Balance, January 1	$1,480	$974

Increase in unrealized holding losses	(760)	(85)
Transfers to Level 3	—	—

Balance, March 31	$720	$889

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,441	—	$3,441	$—

Other real estate owned	155	—	155	—

Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,653	—	$3,653	$—

Other real estate owned	—	—	—	—
Impaired loans were $12.2 million on March 31, 2009. Impaired loans that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. On March 31, 2009, the valuation allowance for impaired loans was $1.4 million. The valuation allowance increased by $478,000 during the first three months of 2009 from $949,000 at December 31, 2008.
(7) Subsequent Events
In May 2009, the Bank received a Notice of Intent to Assess from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The proposed tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. Management intends to contest the assessment and believes it more likely than not that the Company will prevail in its tax position.

ITEM 2. Management’s Discussion and Analysis
General
The Company’s principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Bank competes with a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BARI.” The Company’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2008 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, review of goodwill for impairment, valuation of available for sale securities and income taxes as the Company’s most critical accounting policies. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.
Overview
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 27. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 26.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 31.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and is further discussed under “Financial Condition — Asset Quality” on page 21.
The Company’s business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as “transaction accounts.” This strategy is based on the Company’s belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses, which makes deployment of funds in the commercial lending area practicable. Commercial loans are attractive to the Company, among other reasons, because of their higher yields. Similarly, transaction accounts are attractive to the Company because of their generally lower interest cost and potential for fee income.
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 87% (based upon June 2008 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media as well as web-based advertising and promotions.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. The Bank is using the Macrolease platform to increase the Bank’s loan and lease portfolio, as well as to generate additional income by originating equipment leases for third parties.
For the three months ended March 31, 2009, approximately 82% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon on the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2009	2008	2008	2008	2008

Total assets	$1,548,863	$1,528,974	$1,489,980	$1,490,054	$1,490,720
Loans and leases receivable	1,105,298	1,077,742	1,060,739	1,060,304	1,024,901
Available for sale securities	356,681	326,406	333,431	333,812	342,512
Goodwill	12,051	12,019	12,019	12,019	12,019
Transaction accounts (a)	636,240	618,749	615,085	662,888	658,557
Certificates of deposit	419,621	423,443	407,069	377,626	379,673
Borrowings	320,517	320,015	338,862	321,628	317,099
Total shareholders’ equity	150,962	149,605	114,226	113,094	114,831
Common shareholders’ equity	122,306	121,010	114,226	113,094	114,831
Book value per common share	26.57	26.45	24.97	24.75	25.21
Tangible book value per common share	23.95	23.82	22.34	22.12	22.57
Tangible common equity ratio	7.17%	7.18%	6.92%	6.84%	6.95%
Transaction accounts to total deposits(a)	60.3%	59.4%	60.2%	63.7%	63.4%

(a)	Transaction accounts consist of demand deposit, NOW, money market and savings accounts.
Total assets increased by $19.9 million since December 31, 2008. Total loans and leases increased by $27.6 million during the first three months of 2009, with increases in commercial loans and leases and consumer and other loans up $28.2 million, or 4.3%, and $8.2 million, or 4.0%, respectively. Slightly offsetting this increase was a decrease in the residential mortgage loan portfolio of $8.9 million, or 4.2%. Available for sale securities increased $30.3 million, or 9.3%, since year-end. The Bank’s transaction accounts increased by $17.5 million, or 2.8%, since year-end. Within this increase, savings accounts increased by $15.4 million, or 4.0%, and NOW accounts increased by $6.3 million, or 11.1%, offset by a decrease in demand deposit accounts of $6.8 million, or 3.9%. Borrowings increased by $502,000, or 0.2%. Shareholders’ equity as a percentage of total assets was 9.7% at March 31, 2009 and 9.8% at December 31, 2008.
The Company’s financial position at March 31, 2009 as compared to March 31, 2008 reflects net growth of $80.4 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $109.7 million, or 19.0%. Consumer loans increased $3.4 million, or 1.6%, from the prior year quarter-end. The residential mortgage portfolio declined $32.7 million, or 13.8%, from March 31, 2008. Also, available for sale securities at March 31, 2009 increased by $14.2 million, or 4.1%. Total deposits have increased $17.6 million, or 1.7%, since the prior year quarter-end, with growth centered in certificate of deposit accounts of $39.9 million, NOW accounts of $1.3 million and money market accounts of $884,000. These increases were offset by decreases in savings accounts of $14.3 million and demand deposit accounts of $10.2 million. Borrowings have decreased since March 31, 2008 by $3.4 million.

Financial Condition — Detailed Analysis

Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $373.1 million, or 24.1% of total assets at March 31, 2009, compared to $343.2 million, or 22.4% of total assets at December 31, 2008, representing an increase of $29.9 million, or 8.7%. Available for sale securities are recorded at fair value. At March 31, 2009, the fair value of available for sale securities was $356.7 million and carried a total of $1.6 million of net unrealized gain at the end of the quarter, compared to $639,000 of net unrealized gain at December 31, 2008.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first three months of 2009, the Company purchased $81.5 million of available for sale securities compared to $66.1 million during the same period in 2008. Maturities, calls and principal repayments totaled $50.4 million for the three months ended March 31, 2009 compared to $47.3 million at for the same period in 2008. Additionally, in the first three months of 2009, the Company sold $1.9 million of mortgage-backed securities generating gains of $61,000.
The Company performs regular impairment analysis on the available for sale securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. In making these other-than-temporary impairment determinations, management considers, among other facts, the length of time and extent to which the fair value has been less than cost and the creditworthiness and near-term prospects of the issuer. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing the intent and ability to hold all securities with unrealized losses until recovery or maturity.
The Company owns two collateralized debt obligations (“CDOs”) backed by pools of trust preferred securities. The total unrealized loss on these securities as of March 31, 2009 was $2.0 million. During the third quarter of 2008, one of the CDOs was determined to have experienced an adverse change in cash flows and to be other-than-temporarily impaired. If the creditworthiness of the underlying issuers of the trust preferred securities or any other securities in the available for sale portfolio deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
As of March 31, 2009, the Company’s securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering the aforementioned factors. In addition, the Company has the intent and ability to hold securities with unrealized losses until recovery or maturity and believes it will continue to receive all contractual principal and interest payments.
Loans and Leases
Total loans and leases increased by $27.6 million since December 31, 2008 and stood at $1.11 billion at March 31, 2009. As a percentage of total assets, loans and leases increased to 71.4% at March 31, 2009, compared to 70.5% at December 31, 2008. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company primarily purchases. Total loans and leases as of March 31, 2009 are comprised of three broad categories: commercial loans and leases that aggregate $686.7 million, or 62.1% of the portfolio; residential mortgages that aggregate $203.8 million, or 18.4% of the portfolio; and consumer and other loans that aggregate $214.8 million, or 19.4% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $28.2 million, or 4.3%, during the first three months of 2009. The primary drivers of this growth occurred in the commercial real estate and commercial and industrial areas.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $13.2 million, or 8.0%, while owner-occupied commercial real estate loans decreased by $1.8 million, or 1.0%, since year-end.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2008, CRE loans have increased $12.3 million, or 5.6%, on a net basis.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At March 31, 2009, $7.2 million of purchased government leases were included in the commercial loan and lease portfolio.

With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. At March 31, 2009, Macrolease-generated loans and leases totaled $92.7 million and comprised 13.5% of the commercial loan and lease portfolio.
At March 31, 2009, small business loans (business lending relationships of approximately $500,000 or less) were $51.2 million, or 7.5% of the portfolio, compared to $50.5 million, or 7.7% of the portfolio at December 31, 2008. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.
The Bank is a participant in the U.S. Small Business Administration (“SBA”) Preferred Lender Program in both Rhode Island and Massachusetts. SBA guaranteed loans are found throughout the portfolios managed by the Bank’s various lending groups.
The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10.0 million or less in total loan commitments).
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank employs one mortgage originator who supports the Bank’s customer base. The Bank does not employ any outside mortgage originators, but periodically purchases residential mortgage loans from third-party originators. During the three months of 2009, residential mortgage loans decreased $8.9 million, or 4.2%. During this period, the Bank originated $1.9 million of mortgages for the portfolio. Comparatively, during the first three months of 2008, the Bank did not originate any mortgages. No mortgages were purchased for the portfolio during the first three months of 2009 or 2008. The Bank may purchase residential mortgage loans with high credit quality to utilize available cash flow if and when opportunities arise.
Consumer loans — The consumer loan portfolio increased $8.2 million, or 4.0%, during the first three months of 2009 as originations and advances of $19.9 million exceeded repayments of $11.7 million. The increase in growth through March 31, 2009 was reflective of the Company’s home equity loan promotions during the first three months of the year. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics in the current interest rate environment.

The following is a summary of loans and leases receivable:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commercial loans and leases:
Commercial real estate — owner occupied	$173,691	$175,472
Commercial and industrial	177,810	164,569
Commercial real estate — nonowner occupied	147,517	133,782
Small business	51,200	50,464
Multi-family	51,625	53,159
Construction	22,405	22,300
Leases and other (a)	68,202	63,799

Subtotal	692,450	663,545
Unearned lease income	(7,833)	(6,980)
Net deferred loan origination costs	2,045	1,857

Total commercial loans and leases	686,662	658,422

Residential mortgage loans:
One- to four-family adjustable rate	123,749	126,689
One- to four-family fixed rate	79,528	85,057

Subtotal	203,277	211,746
Premium on loans acquired	551	953
Net deferred loan origination fees	(28)	(34)

Total residential mortgage loans	203,800	212,665

Consumer loans:
Home equity — term loans	132,415	127,142
Home equity — lines of credit	79,284	76,038
Unsecured and other	1,915	2,216

Subtotal	213,614	205,396
Net deferred loan origination costs	1,222	1,259

Total consumer loans	214,836	206,655

Total loans and leases receivable	$1,105,298	$1,077,742

(a)	Included within commercial loans and leases were leases held for sale of $156,000 at December 31, 2008. There were no leases held for sale at March 31, 2009.
Deposits
Total deposits increased by $13.7 million, or 1.3%, during the first three months of 2009, from $1.04 billion at December 31, 2008 to $1.06 billion at March 31, 2009. Total deposits as a percentage of total assets remained consistent at 68.2% for March 31, 2009 and December 31, 2008.
The following table sets forth certain information regarding deposits:

	March 31, 2009			December 31, 2008
		Percent	Weighted		Percent	Weighted
		Of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$63,013	6.0%	0.08%	$56,703	5.5%	0.10%
Money market accounts	7,056	0.7%	0.80%	4,445	0.4%	0.39%
Savings accounts	396,492	37.5%	1.08%	381,106	36.6%	1.46%
Certificate of deposit accounts	419,621	39.7%	3.16%	423,443	40.6%	3.29%

Total interest bearing deposits	886,182	83.9%	1.99%	865,697	83.1%	2.26%
Noninterest bearing accounts	169,679	16.1%	0.00%	176,495	16.9%	0.00%

Total deposits	$1,055,861	100.0%	1.67%	$1,042,192	100.0%	1.89%

During the first three months of 2009, competition for deposits remained strong in the Company’s market areas. During this period, the Bank increased its total deposits by $13.7 million as compared to December 31, 2008. Saving accounts and money market accounts grew $15.4 million and $2.6 million, respectively, over the past three months. NOW accounts grew to $63.0 million, an increase of $6.3 million from $56.7 million at December 31, 2008. These increases offset the decline of demand deposit and certificate of deposit accounts (“CDs”) of $6.8 million and $3.8 million, respectively. At March 31, 2009, brokered CDs were $20.0 million, or 1.9% of total deposits, compared to $30.0 million, or 2.9% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.

Borrowings
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. The Bank also borrows funds through the use of secured wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $13.9 million during the first three months of 2009 from the December 31, 2008 level of $57.7 million. FHLB borrowings increased by $14.4 million from the December 31, 2008 amount of $238.9 million. Wholesale repurchase agreements remained constant with the December 31, 2008 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.
On a long-term basis, the Company intends to continue concentrating on increasing its transaction accounts and will utilize FHLB borrowings, brokered deposits, Federal Reserve discount window borrowings or wholesale repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk.
Asset Quality
“Nonperforming assets” consist of “nonperforming loans” and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. “Nonperforming loans” are nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered “nonperforming loans” until a history of collection on the restructured terms of the loan has been established.
Nonperforming assets — At March 31, 2009, the Company had nonperforming assets of $17.4 million, representing 1.13% of total assets compared to nonperforming assets of $15.2 million, or 1.0% of total assets at December 31, 2008. Nonperforming loans at March 31, 2009 consisted of nonaccrual loans and leases, with commercial loans and leases of $12.6 million, residential mortgage loans of $3.9 million, consumer loans of $167,000, commercial loans and leases 90 days past due, but still accruing of $17,000 and other real estate owned of $703,000. At December 31, 2008, nonaccrual loans and leases consisted of commercial loans and leases aggregating $9.7 million, residential mortgage loans aggregating $4.3 million, commercial loans and leases 90 days past due, but still accruing of $324,000 and other real estate owned of $863,000.
Included in nonaccrual loans and leases at March 31, 2009 were $12.2 million of impaired loans and leases, with specific impairment reserves against these loans of $1.4 million. At December 31, 2008, there were $10.3 million of impaired loans and leases with specific impairment reserves of $949,000.
The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in the first three months of 2009 compared to years past. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Delinquencies — At March 31, 2009, loan balances of $5.1 million were 60 to 89 days past due, up from $3.8 million at December 31, 2008.
The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$16,723	$14,045
Loans and leases past due 90 days or more, but still accruing	17	324
Restructured loans and leases on a nonaccrual basis	—	—

Total nonperforming loans and leases	16,740	14,369
Other real estate owned	703	863

Total nonperforming assets	$17,443	$15,232

Delinquent loans 60-89 days past due	$5,099	$3,782
Restructured loans and leases not included in nonperforming assets	$271	$32
Nonperforming loans and leases as a percent of total loans and leases	1.51%	1.33%
Nonperforming assets as a percent of total assets	1.13%	1.00%
Delinquent loans and leases 60-89 days past due as a percent of total loans	0.46%	0.35%

Adversely classified assets — The Company’s management classifies certain assets as “substandard,” “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
At March 31, 2009, the Company had $22.0 million of assets that were classified as substandard. This compares to $22.7 million of assets that were classified as substandard at December 31, 2008. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At March 31, 2009, included in the assets that were classified as substandard were $5.3 million of performing loans. This compares to $8.3 million of adversely classified performing loans as of December 31, 2008. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may further necessitate an increase to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first three months of 2009, the Company made additions to the allowance for loan and lease losses of $1.6 million and experienced net charge-offs of $851,000 compared to additions to the allowance for loan and lease losses of $285,000 and net charge-offs of $311,000 for the first three months of 2008. The net charge-offs were primarily within the commercial loans and leases and residential mortgage portfolios. At March 31, 2009, the allowance for loan and lease losses stood at $15.4 million and represented 92.1% of nonperforming loans and leases and 1.40% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $14.7 million, representing 102.1% of nonperforming loans and 1.36% of total loans and leases outstanding at December 31, 2008.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months
	Ended	Year Ended
	March 31, 2009	December 31, 2008
	(In thousands)

Balance at beginning of period	$14,664	$12,619
Loans charged-off:
Commercial loans and leases	(552)	(1,186)
Residential mortgage loans	(309)	(1,235)
Consumer and other loans	(12)	(168)

Total loans charged-off	(873)	(2,589)

Recoveries of loans previously charged-off:
Commercial loans and leases	12	79
Residential mortgage loans	—	4
Consumer and other loans	10	31

Total recoveries of loans previously charged-off	22	114

Net charge-offs	(851)	(2,475)
Provision for loan and lease losses charged against income	1,610	4,520

Balance at end of period	$15,423	$14,664

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In thousands)

Loan category
Commercial loans and leases	$11,387	$10,708
Residential mortgage loans	1,240	1,239
Consumer and other loans	1,600	1,609
Unallocated	1,196	1,108

Total	$15,423	$14,664

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.2 million at March 31, 2009 compared to $1.1 million at December 31, 2008. Management believes that the allowance for loan and lease losses, as of March 31, 2009, is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2009	2008	2008	2008	2008

Income statement data:
Net interest income	$11,082	$11,715	$11,921	$11,428	$10,304
Noninterest income	2,357	2,881	2,333	2,492	2,903
Noninterest expense	9,623	9,510	9,304	9,612	9,460
Net income	1,463	2,253	2,324	2,241	2,326
Net income applicable to common shares	1,027	2,195	2,324	2,241	2,326

Per share data:
Diluted earnings per share	$0.22	$0.48	$0.50	$0.48	$0.50
Dividends per common share	$0.17	$0.17	$0.17	$0.16	$0.16

Operating ratios:
Net interest margin	3.08%	3.29%	3.34%	3.24%	2.97%
Return on average assets	0.39%	0.59%	0.62%	0.61%	0.64%
Return on average equity	3.95%	7.72%	8.20%	7.90%	8.23%
Return on common equity	4.88%	5.09%	8.20%	7.90%	8.23%
Efficiency ratio	71.60%	65.15%	65.27%	69.05%	71.63%
The Company’s 2009 first quarter net income of $1.5 million decreased by $790,000, or 35.1%, from the prior quarter (three months ended December 31, 2008). Net income was down $863,000, or 37.1%, on a comparative quarter basis (as compared to the three months ended March 31, 2008). Diluted earnings per common share (“EPS”) were down 54.2% on a linked-quarter basis (as compared to the three months ended December 31, 2008) and decreased 56.0% as compared to the same quarter a year ago.
The first quarter 2009 net interest income decreased by $633,000, or 5.4%, as compared to the fourth quarter of 2008. The yield on earning assets declined 35 basis points (“bps”), while the cost of liabilities decreased 14 bps. Both decreases were due in large part to the 175 bps reduction of the Federal Funds rate during the fourth quarter of 2008. The yield on earning assets was also negatively impacted by the suspension of the FHLB quarterly dividend. In the fourth quarter of 2008, the Bank received $98,000 of dividend income from the FHLB.
Compared to the first quarter of 2008, net interest income increased by $778,000, or 7.6%, with decreases in the yield of earning assets of 76 bps being outpaced by decreases in the cost of funds of 100 bps. These decreases were driven by the reduction of the Federal Funds rate of 425 bps from the first quarter of 2008. Additionally, the Bank did not receive FHLB dividends during the first quarter of 2009, compared to $237,000 during the same period in the prior year.
Noninterest income for the first quarter of 2009 decreased on a linked-quarter basis by $524,000. The fourth quarter of 2008 benefited from gains on the sale of available for sale securities of $315,000 compared to $61,000 during the first quarter of 2009. Deposit service charges declined $149,000 during the first quarter of 2009.
In comparison to the 2008 first quarter, noninterest income was down $546,000. Service charges on deposit accounts declined $225,000, net gains on lease sales and commissions on loans originated decreased $190,000, gains on available for sale securities decreased $181,000, and other income decreased $166,000. These declines were offset by increases in loan related fees of $236,000, primarily due to a new interest rate swap product available to the Bank’s commercial customers that was not offered during the first quarter of 2008.
Noninterest expenses increased on a linked-quarter basis by $113,000, or 1.2%, with an increase in salaries and benefits of $268,000, FDIC insurance of $171,000 and occupancy expenses of $54,000. A decrease in marketing of $192,000, loan workout and other real estate owned expense of $101,000 and data processing of $72,000 from the prior quarter partially offset the increases.
First quarter 2009 noninterest expenses increased $163,000, or 1.7%, compared to the first quarter of 2008. Occupancy costs increased $91,000, or 10.5%, and professional services costs increased $63,000, or 9.9%, compared to the first quarter a year ago. Within the net increase in noninterest expenses were decreases in data processing costs of $99,000, or 13.8%, and decreases in equipment, marketing and loan workout costs totaling $144,000.

The increase in FDIC insurance costs are a result of an increase in assessment rates for 2009. During 2008, banks were assessed rates ranging from 5 basis points per $100 of deposits for banks in Risk Category I to 43 basis points for banks assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits. On February 27, 2009, the FDIC adopted an interim rule imposing a one-time special assessment of 20 basis points per $100 of insured deposits to be assessed in the second quarter of 2009. The interim rule also permits the FDIC to levy an additional 10 basis points in special assessment after June 30, 2009. The combined assessment increases are expected to have an adverse effect on the Company’s earnings for 2009 and future years as compared to prior years.
The decline in the net interest margin and noninterest income and the increase in noninterest expenses have negatively impacted the Company’s key operating ratios (return on average assets, return on average equity, return on common equity and efficiency ratio) on a linked-quarter and a year-over-year basis. The Company will continue to focus on controlling the growth of expenses as part of its efforts to improve shareholder value.

Results of Operations — Comparison of the Three Months Ended March 31, 2009 and 2008
Net Interest Income
Net interest income for the quarter ended March 31, 2009 was up $778,000, or 7.6%, from the $10.3 million earned in the first quarter of 2008. Similarly, the net interest margin for the first quarter of 2009 of 3.08% increased from the net interest margin for the 2008 period of 2.97%. Average earning assets were up $57.9 million, or 4.2%, and average interest-bearing liabilities were up $31.5 million, or 2.7%, from the comparable period a year earlier.
Average Balances, Yields and Costs — The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans. Available for sale securities are stated at amortized cost.

	For the three months ended March 31,
	2009			2008
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$820	$9	4.36%	$22,766	$197	3.48%
Available for sale securities	342,587	3,854	4.50%	317,904	3,933	4.95%
Stock in the FHLB	15,671	—	0.00%	15,671	237	6.08%
Loans and leases receivable:
Commercial loans and leases	672,873	9,707	5.83%	575,488	9,806	6.85%
Residential mortgage loans	207,807	2,660	5.12%	243,681	3,296	5.41%
Consumer and other loans	207,754	2,330	4.55%	214,093	3,063	5.75%

Total earning assets	1,447,512	18,560	5.17%	1,389,603	20,532	5.93%

Cash and due from banks	28,329			26,788
Allowance for loan and lease losses	(14,653)			(12,686)
Premises and equipment	12,556			13,586
Goodwill, net	12,064			11,869
Accrued interest receivable	4,289			5,238
Bank-owned life insurance	28,862			24,279
Prepaid expenses and other assets	9,594			6,559

Total assets	$1,528,553			$1,465,236

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$61,249	18	0.12%	$58,288	$68	0.47%
Money market accounts	4,607	1	0.13%	6,085	29	1.91%
Savings accounts	386,208	1,083	1.14%	393,259	2,487	2.54%
Certificate of deposit accounts	418,627	3,392	3.29%	373,764	4,108	4.42%
Overnight and short-term borrowings	52,245	27	0.20%	62,132	431	2.79%
Wholesale repurchase agreements	10,000	133	5.39%	10,000	135	5.32%
FHLB borrowings	247,674	2,625	4.30%	245,549	2,720	4.46%
Subordinated deferrable interest debentures	13,403	199	6.00%	13,403	250	7.48%

Total interest-bearing liabilities	1,194,013	7,478	2.54%	1,162,480	10,228	3.54%

Noninterest-bearing deposits	171,449			170,641
Other liabilities	12,770			18,409

Total liabilities	1,378,232			1,351,530
Shareholders’ equity:	150,321			113,706

Total liabilities and shareholders’ equity	$1,528,553			$1,465,236

Net interest income		$11,082			$10,304

Net interest rate spread			2.63%			2.39%

Net interest rate margin			3.08%			2.97%

Rate/Volume Analysis — The following table sets forth certain information regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (changes in rate multiplied by comparative period average balance) and (ii) changes in volume (changes in average balances multiplied by comparative period rate). The net change attributable to the combined impact of rate and volume was allocated proportionally to the individual rate and volume changes.

	Three Months Ended March 31,
	2009 vs. 2008
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$40	$(228)	$(188)
Available for sale securities	(254)	175	(79)
Stock in the FHLB	(237)	—	(237)
Commercial loans and leases	(1,827)	1,728	(99)
Residential mortgage loans	(173)	(463)	(636)
Consumer and other loans	(565)	(168)	(733)

Total interest income	(3,016)	1,044	(1,972)

Interest expense:
NOW accounts	(53)	3	(50)
Money market accounts	(22)	(6)	(28)
Savings accounts	(1,360)	(45)	(1,405)
Certificate of deposit accounts	(1,153)	437	(716)
Overnight and short-term borrowings	(345)	(60)	(405)
FHLB borrowings	(112)	17	(95)
Subordinated deferrable interest debentures	(51)	—	(51)

Total interest expense	(3,096)	346	(2,750)

Net interest income	$80	$698	$778

Interest Income — Investments — Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $3.9 million for the quarter ended March 31, 2009, compared to $4.4 million for the 2008 period. The decrease in total investment income was $504,000, or 11.5%.
The Company intends to redeploy cash flows available from maturing available for sale securities into higher-yielding internally generated assets, such as commercial loans and leases and consumer loans. With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases - Interest from loans and leases was $14.7 million for the quarter ended March 31, 2009 and represented a yield on total loans and leases of 5.5%. This compares to $16.2 million of interest and a yield of 6.3% for the first quarter of 2008. Interest income decreased $2.0 million, or 9.6%, with the decrease in yield on loans and leases of 82 bps partially offset by the increase in the average balance of loans and leases of $55.2 million, or 5.3%.
The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2008 as follows: commercial loans and leases increased $97.4 million, or 16.9%; consumer and other loans decreased $6.3 million, or 3.0%; and residential mortgage loans decreased $35.9 million, or 14.7%. Changes in the average yields from the first quarter of 2008 were as follows: commercial loans and leases decreased 102 bps, to 5.8%; consumer and other loans decreased 120 bps, to 4.6%; and residential mortgage loans decreased 29 bps to 5.1%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $2.8 million, or 26.9%, to $7.5 million for the three months ended March 31, 2009, down from $10.2 million for the same period during 2008. The overall average cost for interest-bearing liabilities decreased 100 bps to 2.5% for the first quarter of 2009, compared to 3.5% for the first quarter of 2008. The average balance of total interest-bearing liabilities decreased $31.5 million to $1.19 billion for the three months ended March 31, 2009 compared to the same period in 2008.

The growth in deposit average balances was centered primarily in CDs up $44.9 million, or 12.0%. The increase was somewhat offset by decreases in lower-costing savings accounts of $7.1 million, or 1.8%, and money market accounts of $1.5 million, or 24.3%.
Borrowings decreased as compared to the first quarter of 2008, with a decrease in customer short-term borrowings of $9.9 million, or 15.9%, slightly offset with an increase in FHLB funding of $2.1 million, or 0.1%.
The decrease in deposit and borrowing costs was primarily attributable to the Federal Funds rate being 425 bps lower for the first three months of the year compared to the same time period in 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company’s ability to reduce its deposit and borrowing costs as rapidly as benchmark rates decrease.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.6 million for the quarter ended March 31, 2009, compared to $285,000 for the first quarter of 2008. The Bank made additions to the allowance for loan and lease losses during the first quarter of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year first quarter, growth in the commercial loan portfolio and general economic conditions.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. As the loan and lease portfolio continues to grow and mature, or if economic conditions worsen, management believes it likely that the level of nonperforming assets may increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased $546,000, or 18.8%, to $2.4 million for the first quarter of 2009, from $2.9 million for the first quarter of 2008. Loan related fees increased by $236,000, or 144.8%, and income from bank-owned life insurance increased $34,000, or 13.3%, compared to the first quarter of 2008. In the first quarter of 2009, the Company recognized lower service charges on deposit accounts of $225,000, or 15.7%, and lower gains on the sale of available for sale securities of $181,000, or 74.8%. In addition, net gains on lease sales and loan commissions were down $190,000, or 86.8%, as market conditions led to a contraction in the number of buyers for these assets.
Noninterest Expense
Noninterest expense for the first quarter of 2009 increased $163,000, or 1.7%, to $9.6 million from $9.5 million in 2008.
FDIC insurance expense increased $287,000, or 287.0%, compared to the first quarter a year ago, due to the utilization of the remainder of the one-time assessment credit during 2008 and the increase in assessment rates for 2009. During 2008, banks were assessed rates ranging from 5 basis points per $100 of deposits for banks in Risk Category I to 43 basis points for banks assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits. On February 27, 2009, the FDIC adopted an interim rule imposing a one-time special assessment of 20 basis points per $100 of insured deposits to be assessed in the second quarter of 2009. The interim rule also permits the FDIC to levy an additional 10 basis points in special assessment after June 30, 2009. The combined assessment increases are expected to have an adverse effect on the Company’s earnings for 2009 and future years as compared to prior years.
Additionally, occupancy and professional services increased $91,000 and $63,000, respectively. These increases were slightly offset by decreases in data processing of $99,000, equipment of $67,000, marketing of $49,000 and other miscellaneous costs of $41,000.
Overall, with the increase in noninterest expense and increase in the net interest margin, the Company’s efficiency ratio of 71.60% for the first three months of the year remained consistent with the efficiency ratio of 71.63% for the same period in the prior year.
Income Tax Expense
Income tax expense of $743,000 was recorded for the three months ended March 31, 2009, compared to $1.1 million for the same period during 2008. This represented total effective tax rates of 33.7% and 32.8%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
In May 2009, the Bank received a Notice of Intent to Assess from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The proposed tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. Management intends to contest the assessment and believes it more likely than not that the Company will prevail in its tax position.

Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.
The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Bank. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available for sale portfolio. While management believes that these sources are sufficient to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity.
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2009, overnight investments and available for sale securities amounted to $357.4 million, or 23.1% of total assets. This compares to $327.5 million, or 21.4% of total assets at December 31, 2008. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve Bank and/or issuance of senior unsecured debt as defined under the FDIC’s Temporary Liquidity Guarantee Program. Management believes that the Company has adequate liquidity to meet its commitments.
Capital Resources
Total shareholders’ equity of the Company was $151.0 million at March 31, 2009 compared to $149.6 million at December 31, 2008. Net income of $1.5 million, net increases in unrealized holding gains on available for sale securities of $648,000, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $578,000 and Macrolease share payments of $78,000 were offset by common stock dividends of $781,000, preferred stock dividends of $375,000 and stock repurchases of $254,000.
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
The Federal Reserve Board (“FRB”) has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis.
As of March 31, 2009, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$150,847	9.99%	$60,423	4.00%	$75,529	5.00%
Tier I capital (to risk weighted assets)	150,847	13.70%	44,046	4.00%	66,070	6.00%
Total capital (to risk weighted assets)	164,630	14.95%	88,093	8.00%	110,116	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$120,095	7.95%	$60,408	4.00%	$75,510	5.00%
Tier I capital (to risk weighted assets)	120,095	10.91%	44,028	4.00%	66,042	6.00%
Total capital (to risk weighted assets)	133,878	12.16%	88,056	8.00%	110,069	10.00%

At December 31, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$150,169	10.04%	$59,837	4.00%	$74,796	5.00%
Tier I capital (to risk weighted assets)	150,169	14.23%	42,202	4.00%	63,302	6.00%
Total capital (to risk weighted assets)	163,368	15.48%	84,403	8.00%	105,504	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,197	7.92%	$59,669	4.00%	$74,586	5.00%
Tier I capital (to risk weighted assets)	118,197	11.21%	42,180	4.00%	63,269	6.00%
Total capital (to risk weighted assets)	131,396	12.46%	84,359	8.00%	105,449	10.00%

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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps over a 12-month time period, estimated net interest income should decline by no more than 10.0%. As of March 31, 2009, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate ramps on the Company’s estimated net interest income over a 12- month period beginning April 1, 2009:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$(96)	-0.2%
Down 200 bps	(3,012)	-6.5%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2009, the Company’s one year cumulative gap was a positive $130.9 million, or 8.5% of total assets.
For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 52 through 53 of the Company’s 2008 Annual Report on Form 10-K.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 2005, the Company, through its Macrolease subsidiary, purchased substantially all of the operating assets of DWW Leasing Corp. (formerly Macrolease International Corporation) (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the “Agreement”). Pursuant to the terms of the Agreement, on March 24, 2009, the Company issued 4,323 shares of its common stock to the Seller, which shares represented additional consideration contingent upon Macrolease achieving certain performance goals for 2008, which were met. These additional shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 17,513 additional shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals pursuant to an earn-out through 2010. The Company has filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller, which registration statement was declared effective on July 12, 2005.
The table below summarizes the Company’s repurchases of common stock during the quarter ended March 31, 2009:

			Total Number	Maximum
			of Shares	number of
			Purchased as	shares that
	Total number	Average	Part of	may yet be
	of shares	Price Paid	Announced	purchased
Period	purchased (a)	Per Share	Plan	under the plan
1/1/09 through 1/31/09	12,500	$20.30	—	—
2/1/09 through 2/28/09	—	—	—	—
3/1/09 through 3/31/09	—	—	—	—

(a)	In January 2009, the Company’s Chief Executive Officer delivered 12,500 shares of the Company’s common stock to satisfy the exercise price for 23,700 stock options exercised. The shares delivered were valued at $20.30 per share. The Chief Executive officer paid the balance of the exercise price and all taxes in cash.
Item 3. Defaults Upon Senior Securities
No defaults upon senior securities have taken place.
Item 4. Submission of Matters to a Vote of the Security Holders
No information to report.
Item 5. Other Information
No information to report.

Item 6. Exhibits

10.6	(a)	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan dated as of January 21, 2009

12.1		Computation of Ratios of Earnings to Fixed Charges

12.2		Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Bancorp Rhode Island, Inc.

May 8, 2009 (Date)	/s/ Merrill W. Sherman Merrill W. Sherman
President and Chief Executive Officer

May 8, 2009 (Date)	/s/ Linda H. Simmons Linda H. Simmons
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description

10.6 (a)	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan dated as of January 21, 2009

12.1	Computation of Ratios of Earnings to Fixed Charges

12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.