Form 10-Q
period 2009-06-30
BANCORP RHODE ISLAND INC
filed 2009-08-07
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of August 3, 2009:

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS:
Cash and due from banks	$21,740	$54,344
Overnight investments	775	1,113

Total cash and cash equivalents	22,515	55,457
Available for sale securities (amortized cost of $376,528 and $325,767, respectively)	376,026	326,406
Stock in Federal Home Loan Bank of Boston	15,671	15,671
Loans and leases receivable:
Commercial loans and leases	711,639	658,422
Residential mortgage loans	191,271	212,665
Consumer and other loans	214,745	206,655

Total loans and leases receivable	1,117,655	1,077,742
Allowance for loan and lease losses	(16,905)	(14,664)

Net loans and leases receivable	1,100,750	1,063,078
Premises and equipment, net	12,511	12,641
Goodwill, net	12,051	12,019
Accrued interest receivable	5,071	5,240
Investment in bank-owned life insurance	29,358	28,765
Prepaid expenses and other assets	10,529	9,697

Total assets	$1,584,482	$1,528,974

LIABILITIES:
Deposits:
Demand deposit accounts	$205,092	$176,495
NOW accounts	65,847	56,703
Money market accounts	29,179	4,445
Savings accounts	381,716	381,106
Certificate of deposit accounts	402,839	423,443

Total deposits	1,084,673	1,042,192
Overnight and short-term borrowings	40,801	57,676
Wholesale repurchase agreements	10,000	10,000
Federal Home Loan Bank of Boston borrowings	272,040	238,936
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	14,376	17,162

Total liabilities	1,435,293	1,379,369

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares, liquidation preference $1,000 per share:
Issued and outstanding: Issued: 30,000 and 30,000 shares, respectively	28,718	28,595
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,964,244 shares and 4,926,920 shares, respectively	50	49
Additional paid-in capital	73,873	73,323
Treasury stock, at cost (364,750 and 352,250 shares, respectively)	(12,309)	(12,055)
Retained earnings	59,183	59,278
Accumulated other comprehensive (loss) income, net	(326)	415

Total shareholders’ equity	149,189	149,605

Total liabilities and shareholders’ equity	$1,584,482	$1,528,974

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$—	$58	$9	$255
Mortgage-backed securities	3,360	3,455	6,763	6,687
Investment securities	536	759	987	1,460
Federal Home Loan Bank of Boston stock dividends	—	156	—	393
Loans and leases	14,896	15,553	29,593	31,718

Total interest and dividend income	18,792	19,981	37,352	40,513

Interest expense:
Deposits	4,224	5,331	8,718	12,023
Overnight and short-term borrowings	21	213	48	644
Wholesale repurchase agreements	134	133	267	268
Federal Home Loan Bank of Boston borrowings	2,650	2,650	5,275	5,370
Subordinated deferrable interest debentures	190	226	389	476

Total interest expense	7,219	8,553	14,697	18,781

Net interest income	11,573	11,428	22,655	21,732
Provision for loan and lease losses	2,600	970	4,210	1,255

Net interest income after provision for loan and lease losses	8,973	10,458	18,445	20,477

Noninterest income:
Service charges on deposit accounts	1,367	1,448	2,577	2,883
Income from bank-owned life insurance	304	262	593	517
Loan related fees	229	144	628	307
Commissions on nondeposit investment products	111	245	267	455
Net gains on lease sales and commissions on loans originated for others	19	100	48	319
Gain on sale of available for sale securities	—	—	61	242
Other income	184	293	397	672

Total noninterest income	2,214	2,492	4,571	5,395

Noninterest expense:
Salaries and employee benefits	4,926	5,000	10,079	10,139
FDIC insurance	1,176	162	1,563	262
Occupancy	832	864	1,788	1,729
Data processing	670	708	1,290	1,427
Professional services	646	854	1,344	1,489
Marketing	332	369	647	733
Equipment	242	266	483	574
Loan servicing	189	151	348	318
Loan workout and other real estate owned	149	80	277	236
Other expenses	983	1,158	1,949	2,165

Total noninterest expense	10,145	9,612	19,768	19,072

Income before income taxes	1,042	3,338	3,248	6,800
Income tax expense	302	1,097	1,045	2,233

Net income	740	2,241	2,203	4,567

Preferred stock dividends	(375)	—	(750)	—
Accretion of preferred shares discount	(62)	—	(123)	—

Net income applicable to common shares	$303	$2,241	$1,330	$4,567

Per share data:
Basic earnings per common share	$0.07	$0.49	$0.29	$1.00
Diluted earnings per common share	$0.07	$0.48	$0.29	$0.98
Cash dividends declared per common share	$0.17	$0.16	$0.34	$0.32
Weighted average common shares outstanding — basic	4,602	4,563	4,596	4,560
Weighted average common shares outstanding — diluted	4,620	4,634	4,615	4,636
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
						Compre-
			Additional			hensive
	Preferred	Common	Paid-in	Treasury	Retained	Income
Six months ended June 30,	Stock	Stock	Capital	Stock	Earnings	(Loss)	Total
	(In thousands, except per share data)
2008
Balance at December 31, 2007	$—	$49	$70,123	$(10,189)	$53,194	$(69)	$113,108
Net income	—	—	—	—	4,567	—	4,567
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $1,401						(2,604)	(2,604)
Reclassification adjustment, net of taxes of $85						(157)	(157)

Total comprehensive income							1,806

Exercise of stock options	—	—	476	—	—	—	476
Macrolease acquisition			656	—	—	—	656
Treasury stock acquisitions	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	174	—	—	—	174
Tax benefit from exercise of stock options	—	—	187	—	—	—	187
Dividends on common stock ($0.16 per common share)	—	—	—	—	(1,447)	—	(1,447)

Balance at June 30, 2008	$—	$49	$71,616	$(12,055)	$56,314	$(2,830)	$113,094

2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$59,278	$415	$149,605
Cumulative effect of a change in accounting principle, net of taxes of ($77)	—	—	—	—	137	(137)	—

Net income	—	—	—	—	2,203	—	2,203
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $303						(564)	(564)
Reclassification adjustment for net gains included in net income, net of taxes of $21						(40)	(40)

Total comprehensive income							1,599

Exercise of stock options	—	1	413	—	—	—	414
Macrolease acquisition	—	—	78	—	—	—	78
Treasury stock acquisitions	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	(19)	—	—	—	(19)
Tax benefit from exercise of stock options	—	—	78	—	—	—	78
Preferred stock discount amortization	123	—	—	—	(123)	—	—
Dividends on preferred stock ($25.00 per preferred share)	—	—	—	—	(750)	—	(750)
Dividends on common stock ( $0.34 per common share)	—	—	—	—	(1,562)	—	(1,562)

Balance at June 30, 2009	$28,718	$50	$73,873	$(12,309)	$59,183	$(326)	$149,189

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$2,203	$4,567
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion, net	(2,878)	(1,275)
Provision for loan and lease losses	4,210	1,255
Income from bank-owned life insurance	(593)	(517)
Share-based compensation expense	(19)	174
Net gains on lease sales	(24)	(254)
Gain on sale of available for sale securities	(61)	(242)
Gain on sale of other real estate owned	(32)	—
Proceeds from sales of leases	759	8,825
Leases originated for sale	(579)	(5,304)
Decrease in accrued interest receivable	169	930
(Increase) decrease in prepaid expenses and other assets	(328)	145
Decrease in other liabilities	(2,882)	(2,325)

Net cash (used in) provided by operating activities	(55)	5,979

Cash flows from investing activities:
Available for sale securities:
Purchases	(138,662)	(91,033)
Maturities and principal repayments	86,252	75,310
Proceeds from sales	1,880	13,097
Net increase in loans and leases	(39,249)	(24,131)
Capital expenditures for premises and equipment	(615)	(269)
Proceeds from sale of premises and equipment	—	36
Proceeds from sale of other real estate owned	729	—

Net cash used in investing activities	(89,665)	(26,990)

Cash flows from financing activities:
Net increase in deposits	42,481	25,734
Net decrease in overnight and short-term borrowings	(16,875)	(16,301)
Proceeds from long-term borrowings	49,805	30,000
Repayment of long-term borrowings	(16,701)	(23,774)
Exercise of stock options	160	226
Treasury stock acquisitions	—	(1,616)
Tax benefit from exercise of stock options	78	187
Dividends on preferred stock	(608)	—
Dividends on common stock	(1,562)	(1,447)

Net cash provided by financing activities	56,778	13,009

Net decrease in cash and cash equivalents	(32,942)	(8,002)
Cash and cash equivalents at beginning of period	55,457	37,562

Cash and cash equivalents at end of period	$22,515	$29,560

Supplementary Disclosures:
Cash paid for interest	$15,180	$20,678
Cash paid for income taxes	2,159	2,350
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	(604)	(2,761)
Cumulative effect of a change in accounting principle, net of taxes	137	—
Accrual of cumulative preferred dividends payable	142	—
Contingent share payments related to Macrolease acquisition	78	656
Transfer of loans to other real estate owned	756	—
Transfer of loans to other assets (non-real estate foreclosed assets)	122	—
Treasury stock acquisitions from shares tendered in stock option exercises	254	250
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
The unaudited interim consolidated financial statements of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Prior period amounts are reclassified whenever necessary to conform to the current year classifications. The Company made a reclassification adjustment at December 31, 2008 from additional paid-in capital to preferred stock to reflect the liquidation value of shares of $30.0 million, less the discount in preferred stock of $1.4 million in connection with the Company’s participation in the U.S. Treasury’s Capital Purchase Program. The result of the reclassification was an increase of $28.6 million to preferred stock with a corresponding decrease to additional paid-in capital. This reclassification did not have an effect on previously reported net income or total shareholders’ equity.
The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 7, 2009, the date of the issuance of these consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 — Derivatives.
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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. The adoption of this FSP on April 1, 2009 impacted the method by which the Company determines fair value of its financial assets. Additionally, the adoption of this FSP expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. See Note 7 — Fair Value of Financial Instruments.
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of this FSP on April 1, 2009 expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. Additionally, the adoption of this FSP resulted in the reversal of a previously recognized other-than-temporary impairment through the Company’s retained earnings and accumulated other comprehensive income. See Note 5 — Available for Sale Securities.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP No. 107-1 and APB 28-1 increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this FSP expanded the disclosures relating to fair value of financial instruments in the notes to the Company’s consolidated financial statements. See Note 7 — Fair Value of Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 provides authoritative accounting literature for events that occur subsequent to the balance sheet date of a company’s financial statements. The guidance that SFAS No. 165 provides is largely similar to current guidance in auditing literature, but directs responsibility at management for accounting and disclosure of subsequent events. The adoption of SFAS No. 165 on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements. See Note 9 — Subsequent Events.
(4) Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 also requires enhanced interim and year-end disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the balance sheet. SFAS No. 166 is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether a VIE must be consolidated. SFAS No. 167 also requires enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement effects the company’s financial position, financial performance and cash flows. SFAS No. 167 is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 may have on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” With the issuance of SFAS No. 168, the FASB Accounting Standards Codification will become the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. SFAS No. 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will have a material impact on the manner in which the Company references accounting and reporting standards.
(5) Available for Sale Securities
The Company categorizes available for sale securities by major category. Major categories are determined by the nature and risks of the securities and consider, among other things, the issuing entity, type of investment and underlying collateral. The Company categorizes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Farm Credit Banks Funding Corporation as government sponsored enterprise (“GSE”) securities.
A summary of available for sale securities by major categories follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)
At June 30, 2009:
U.S. Treasury obligations	$10,000	$—	$—	$10,000
GSE obligations	71,982	230	(216)	71,996
Trust preferred collateralized debt obligations	2,935	—	(2,269)	666
Collateralized mortgage obligations	54,548	633	(3,683)	51,498
GSE mortgage-backed securities	237,063	5,514	(711)	241,866

Total	$376,528	$6,377	$(6,879)	$376,026

At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred collateralized debt obligations	2,735	—	(1,255)	1,480
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
GSE mortgage-backed securities	201,001	4,289	(476)	204,814

Total	$325,767	$4,801	$(4,162)	$326,406

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.

The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At June 30, 2009:
GSE obligations	27,254	(216)	—	—	27,254	(216)
Trust preferred collateralized debt obligations	345	(642)	321	(1,627)	666	(2,269)
Collateralized mortgage obligations	12,349	(52)	16,081	(3,631)	28,430	(3,683)
GSE mortgage-backed securities	42,991	(706)	673	(5)	43,664	(711)

Total	$82,939	$(1,616)	$17,075	$(5,263)	$100,014	$(6,879)

At December 31, 2008:
U.S. Treasury obligations	$9,988	$(2)	$—	$—	$9,988	$(2)
Corporate debt securities	1,987	(14)	—	—	1,987	(14)
Trust preferred collateralized debt obligations	—	—	1,480	(1,255)	1,480	(1,255)
Collateralized mortgage obligations	30,771	(1,385)	10,343	(1,030)	41,114	(2,415)
GSE mortgage-backed securities	33,016	(350)	2,662	(126)	35,678	(476)

Total	$75,762	$(1,751)	$14,485	$(2,411)	$90,247	$(4,162)

The following table sets for the maturities of available for sale securities:

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
At June 30, 2009:
U.S. Treasury obligations	$10,000	$10,000	$—	$—	$—	$—	$—	$—
GSE obligations	—	—	71,982	71,996	—	—	—	—
Trust preferred collateralized debt obligations	—	—	—	—	—	—	2,935	666
Collateralized mortgage obligations	—	—	—	—	18,451	18,589	36,097	32,909
GSE mortgage-backed securities	—	—	—	—	23,620	24,534	213,443	217,332

Total	$10,000	$10,000	$71,982	$71,996	$42,071	$43,123	$252,475	$250,907

At December 31, 2008:
U.S. Treasury obligations	$9,990	$9,988	$—	$—	$—	$—	$—	$—
GSE obligations	5,000	5,013	42,131	42,374	—	—	—	—
Corporate debt securities	2,001	1,987	—	—	—	—	—	—
Trust preferred collateralized debt obligations	—	—	—	—	—	—	2,735	1,480
Collateralized mortgage obligations	—	—	—	—	20,867	20,408	42,042	40,343
GSE mortgage-backed securities	—	—	—	—	25,764	26,604	175,237	178,209

Total	$16,991	$16,988	$42,131	$42,374	$46,631	$47,012	$220,014	$220,032

At June 30, 2009 and December 31, 2008, respectively, $252.5 million and $272.9 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, Treasury Tax and Loan payments, swap agreements, Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FSP No. FAS 115-2 and FAS 124-2. In making these other-than-temporary determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will be required to sell the securities before recovery. If the Company determines that a decline in fair value is other-than-temporary, the credit portion of the impairment write-down is recognized in current earnings and the noncredit portion is recognized in accumulated other comprehensive income.

In performing the analysis for the two collateralized debt obligations (“CDOs”) held by the Company, which are backed by pools of trust preferred securities, future cash flow scenarios for each security were estimated based on varying levels of severity for assumptions of future delinquencies, recoveries and prepayments. These estimated cash flow scenarios were used to determine whether the Company expects to recover the amortized cost basis of the securities. Projected credit losses were compared to the current level of credit enhancement to assess whether the security is expected to incur losses in any future period and therefore become other-than-temporarily impaired. Management expects that the Company will recover the amortized cost basis of the securities and that it is more likely than not that the Company will not be required to sell the securities before recovery. In addition, management does not have the intent to sell the securities before recovery and, thus, no other-than-temporary impairment exists at June 30, 2009.
Pursuant to the guidance in FSP No. FAS 115-2 and FAS 124-2, management reevaluated the other-than-temporary impairment that was previously recognized at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by FSP No. FAS 115-2 and FAS 124-2 because the amortized cost basis of the security is expected to be recovered, management has no intent to sell the security before recovery and it is more likely than not that the Company will not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, has been applied to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not be required to sell the securities before recovery. Additionally, management has no intent to sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2009. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize other-than-temporary impairments in future periods.
(6) Derivatives
As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at June 30, 2009 or December 31, 2008.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
	Balance	June 30,	December	Balance	June 30,	December
	Sheet	2009	31, 2008	Sheet	2009	31, 2008
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate products	Other assets	$358	$482	Other liabilities	$301	$431

Total derivatives not designated as hedging instruments under SFAS No. 133		$358	$482		$301	$431

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
As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS No. 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2009, the Company had ten interest rate swaps with an aggregate notional amount of $36.0 million related to this program. During the three and six months ended June 30, 2009, the Company recognized net gains of $69,000 and $6,000, respectively, related to changes in the fair value of these swaps. The Company did not have interest rate swap contracts at June 30, 2008.
The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended June 30, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as	Location of Gain or (Loss)	Income on Derivative(1)
Hedging Instruments Under SFAS	Recognized in Income on	Three Months Ended June 30,
No. 133	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$69	$—

Total		$69	$—

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the six months ended June 30, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as	Location of Gain or (Loss)	Income on Derivative(1)
Hedging Instruments Under SFAS	Recognized in Income on	Six Months Ended June 30,
No. 133	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$322	$—

Total		$322	$—

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At June 30, 2009, the Company does not expect future nonperformance by counterparties.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2009, the Company has posted collateral of $500,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of June 30, 2009, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
(7) Fair Value of Financial Instruments
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

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury obligations	$10,000	$—	$10,000	$—

GSE obligations	71,996	—	71,996	—

Trust preferred CDOs	666	—	—	666

Collateralized mortgage obligations	51,498	—	51,498	—

GSE mortgage-backed securities	241,866	—	241,866	—

Total available for sale securities	376,026	—	375,360	666

Interest rate swap assets	358	—	358	—

Interest rate swap liabilities	301	—	301	—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury obligations	$9,988	$—	$9,988	$—

GSE obligations	47,387	—	47,387	—

Corporate debt securities	1,987	—	1,987	—

Trust preferred CDOs	1,480	—	—	1,480

Collateralized mortgage obligations	60,750	—	60,750	—

GSE mortgage-backed securities	204,814	—	204,814	—

Total available for sale securities	326,406	—	324,926	1,480

Interest rate swap assets	482	—	482	—

Interest rate swap liabilities	431	—	431	—
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
The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a collateralized debt obligation backed by trust preferred securities. There is limited trading in these and comparable securities due to recent economic conditions and observable pricing has become more difficult to obtain. At December 31, 2008, the Company obtained valuations from four sources, including broker quotes and cash flow scenario analyses. The fair values obtained were assigned a weighting that was dependent upon the methods used to calculate the prices. Cash flow scenarios (Level 3) were given more weight than broker quotes (Level 2) because the broker quotes were believed to be based on distressed sales, evidenced by the inactive market. The weighting was then used to determine an overall fair value of the securities.
At June 30, 2009, management reviewed the fair values provided by the same pricing sources as used in the previous reporting periods, noting a sizeable range in the fair values provided. Based on management’s understanding of the methods employed and the guidance provided by FSP No. FAS 157-4, the two sources representing the high and the low values of the range were excluded from the weighting process because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values. An equal weighting of two sources, including broker quotes and cash flow scenario analyses, was used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. The cash flow scenario analyses considered varying default, recovery and prepayment assumptions discounted at a rate representative of yields available for similar investments adjusted for credit risk. Management believes that this approach is the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 6 — Derivatives.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	2009	2008
(In thousands)	Available for sale securities

Balance, January 1	$1,480	$974
Increase in unrealized holding losses	(814)	(85)
Transfers to Level 3	—	1,642

Balance, June 30	$666	$2,531

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the six months ended June 30, 2009 and June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,946	$—	$5,946	$—

Other real estate owned	756	—	756	—

Non-real estate foreclosed assets	122	—	122	—

Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,655	$—	$2,655	$—

Other real estate owned	—	—	—	—

Non-real estate foreclosed assets	—	—	—	—
Impaired loans were $11.0 million on June 30, 2009. Impaired loans that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. On June 30, 2009, the valuation allowance for impaired loans was $1.7 million. The valuation allowance increased by $772,000 during the first six months of 2009 from $949,000 at December 31, 2008.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. The aggregate fair value amounts presented are in accordance with SFAS No. 107 guidelines but do not represent the underlying value of the Company taken as a whole. The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The estimated fair value approximates carrying value for cash and cash equivalents, overnight investments and accrued interest receivable and payable. The methodologies for other financial assets and financial liabilities are discussed below:
Loans and leases receivable — Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.
Stock in the Federal Home Loan Bank of Boston — The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB. The FHLB has suspended its quarterly dividend and has placed a moratorium on excess stock repurchases. On May 20, 2009, the FHLB filed its Form 10-Q, for the three months ended March 31, 2009, with the SEC. The FHLB reported a net loss of $83.4 million for its first quarter 2009. Additionally, it reported a decrease in total capital of $838.0 million and an increase in capital stock of $19.8 million during the three months ended March 31, 2009. Despite these negative trends, the FHLB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSE enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2009. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.
Deposits — The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.
Wholesale repurchase agreements — The fair values reported for wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.
Federal Home Loan Bank of Boston borrowings — The fair values reported for FHLB borrowings are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.
Subordinated deferrable interest debentures — The fair values reported for Subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.

Financial instruments with off-balance sheet risk — Since the Bank’s commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.
The book values and estimated fair values for the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$21,740	$21,740	$54,344	$54,344
Overnight investments	775	775	1,113	1,113
Available for sale securities	376,026	376,026	326,406	326,406
Stock in the FHLB	15,671	15,671	15,671	15,671
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	698,219	708,278	646,814	662,072
Residential mortgage loans	189,471	192,041	211,325	208,669
Consumer and other loans	213,060	212,612	204,939	199,252
Interest rate swaps	358	358	482	482
Accrued interest receivable	5,071	5,071	5,240	5,240

Liabilities:
Deposits:
Demand deposit accounts	$205,092	$205,092	$176,495	$176,495
NOW accounts	65,847	65,847	56,703	56,703
Money market accounts	29,179	29,179	4,445	4,445
Savings accounts	381,716	381,716	381,106	381,106
Certificate of deposit accounts	402,839	407,073	423,443	427,571
Overnight and short-term borrowings	40,801	40,801	57,676	57,676
Wholesale repurchase agreements	10,000	10,504	10,000	11,075
FHLB borrowings	272,040	296,120	238,936	266,723
Subordinated deferrable interest debentures	13,403	14,565	13,403	15,262
Interest rate swaps	301	301	431	431
Accrued interest payable	2,121	2,121	2,600	2,600

(8)	Contingent Liabilities
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. Management intends to contest the assessment and believes it more likely than not that the Company will prevail in its tax position.

(9) Subsequent Events
On July 28, 2009, the Company was approved to repurchase the U.S. Treasury Department’s $30.0 million preferred stock investment and exit the Treasury’s Capital Purchase Program (“CPP”). On August 5, 2009, the Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and paid accrued dividends through the date of repurchase of $333,333. As part of the CPP, the Company also issued the Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. The Company has the right to repurchase the warrant at a price determined through negotiations with the U.S. Treasury. The Company intends to negotiate the repurchase of the warrant. However, the repurchase price for the warrant will be subject to those negotiations and there can be no assurance that it will be repurchased. If the Company does not repurchase the warrant, the Treasury is required by law to liquidate it.
While the Company was not required to raise additional capital in order to receive regulatory approval to repay the CPP funds, the Board believed it was prudent to assure access to capital on reasonable terms should economic conditions deteriorate more than currently anticipated. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
As a result, the Company entered into a Standby Commitment Letter Agreement (the “Commitment Agreement”) on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board of Directors (the “Board”) and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary (the “Purchaser”). Pursuant to this commitment, the Company will have the right, exercisable at any time during the next 18 months, to require the Purchaser to purchase up to $8.0 million (the “Maximum Amount”) of trust preferred securities to be issued by a trust subsidiary of the Company (the “Trust Subsidiary”). At the time of the purchase of the trust preferred securities by the Purchaser, the Company would purchase all of the common securities of the Trust Subsidiary, in an amount equal to at least 3% of the total capital of the Trust Subsidiary. The Trust Subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Agreement, the Purchaser will deposit cash and/or securities in amount equal to at least 115% of the Maximum Amount in a control account to secure the Purchaser’s obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company will pay a $320,000 commitment fee to the Purchaser, representing 4% of the Maximum Amount.

ITEM 2.	Management’s Discussion and Analysis
General
The Company’s principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com . The Bank competes with a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BARI.” The Company’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
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
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 35. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 34.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 44.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and is further discussed under “Financial Condition — Asset Quality” on pages 28 and 29.
The Company’s business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on checking and savings accounts. These deposit accounts are commonly referred to as “core deposits.” This strategy is based on the Company’s belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses, which makes deployment of funds in the commercial lending area practicable. Commercial loans are attractive to the Company, among other reasons, because of their higher yields. Similarly, core deposits are attractive to the Company because of their generally lower interest cost and potential for fee income.
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
For the six months ended June 30, 2009, approximately 83% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon on the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2009	2009	2008	2008	2008

Total assets	$1,584,482	$1,548,863	$1,528,974	$1,489,980	$1,490,054
Loans and leases receivable	1,117,655	1,105,298	1,077,742	1,060,739	1,060,304
Available for sale securities	376,026	356,681	326,406	333,431	333,812
Goodwill	12,051	12,051	12,019	12,019	12,019
Core deposits (1)	681,834	636,240	618,749	615,085	662,888
Certificates of deposit	402,839	419,621	423,443	407,069	377,626
Borrowings	336,244	320,517	320,015	338,862	321,628
Common shareholders’ equity	120,471	122,306	121,010	114,226	113,094
Book value per common share	26.18	26.57	26.45	24.97	24.75
Tangible book value per common share	23.56	23.95	23.82	22.34	22.12
Tangible common equity ratio (2) (3)	6.90%	7.17%	7.18%	6.92%	6.84%
Core deposits to total deposits(1)	62.9%	60.3%	59.4%	60.2%	63.7%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing Common Stockholders’ Equity less Goodwill by Total Assets less Goodwill.

(3)	Non-GAAP performance measure.
Total assets increased by $55.5 million since December 31, 2008. Total loans and leases increased by $39.9 million during the first six months of 2009, with increases in commercial loans and leases of $53.2 million, or 8.1%, and consumer and other loans of $8.1 million, or 3.9%, respectively. The residential mortgage loan portfolio decreased by $21.4 million, or 10.1%. Available for sale securities increased $49.6 million, or 15.2%, since year-end. The Bank’s core deposits increased by $63.1 million, or 10.2%, since year-end. Within this increase, demand deposit accounts increased by $28.6 million, or 16.2%, money market accounts increased by $24.7 million, or 556.4%, NOW accounts increased by $9.1 million, or 16.1%, and savings accounts increased by $610,000, or 0.2%. Certificate of deposit accounts decreased by $20.6 million, or 4.9%, and borrowings increased by $16.2 million, or 5.1%, since year-end. Shareholders’ equity as a percentage of total assets was 9.4% at June 30, 2009 and 9.8% at December 31, 2008.
The Company’s financial position at June 30, 2009 as compared to June 30, 2008 reflects net growth of $57.4 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $80.9 million, or 12.8%. Consumer loans increased $9.0 million, or 4.4%, from the prior year quarter-end. The residential mortgage portfolio declined $32.5 million, or 14.5%, from June 30, 2008. Also, available for sale securities at June 30, 2009 increased by $42.2 million, or 12.6%, from the same period in 2008. Core deposits have increased $18.9 million, or 2.9%, since the prior year quarter-end, with growth centered in money market accounts of $24.0 million, demand deposit accounts of $15.0 million and NOW accounts of $5.9 million. These increases were offset by a decrease in savings accounts of $26.0 million. Certificate of deposit accounts and borrowings have increased by $25.2 million and $14.6 million, respectively, since June 30, 2008.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $392.5 million, or 24.8% of total assets at June 30, 2009, compared to $343.2 million, or 22.4% of total assets at December 31, 2008, representing an increase of $49.3 million, or 14.4%. Available for sale securities are recorded at fair value. At June 30, 2009, the fair value of available for sale securities was $376.0 million and carried a total of $502,000 of net unrealized loss at the end of the quarter, compared to $639,000 of net unrealized gain at December 31, 2008.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first six months of 2009, the Company purchased $138.7 million of available for sale securities compared to $91.0 million during the same period in 2008. Maturities, calls and principal repayments totaled $86.3 million for the three months ended June 30, 2009 compared to $75.3 million for the same period in 2008. Additionally, in the first six months of 2009, the Company sold $1.9 million of mortgage-backed securities generating gains of $61,000 compared to $242,000 for the same period in 2008.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired in accordance with FSP No. FAS 115-2 and FAS 124-2. In making these other-than-temporary determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will be required to sell the securities before recovery. If the Company determines that a decline in fair value is other-than-temporary, the credit portion of the impairment write-down is recognized in current earnings and the noncredit portion is recognized in accumulated other comprehensive income.
In performing the analysis for the two collateralized debt obligations (“CDOs”) held by the Company, which are backed by pools of trust preferred securities, future cash flow scenarios for each security were estimated based on varying levels of severity for assumptions of future delinquencies, recoveries and prepayments. These estimated cash flow scenarios were used to determine whether the Company expects to recover the amortized cost basis of the securities. Projected credit losses were compared to the current level of credit enhancement to assess whether the security is expected to incur losses in any future period and therefore become other-than-temporarily impaired. Management expects that the Company will recover the amortized cost basis of the securities and that it is more likely than not that the Company will not be required to sell the securities before recovery. In addition, management does not have the intent to sell the securities before recovery and, thus, no other-than-temporary impairment exists at June 30, 2009.
Pursuant to the guidance in FSP No. FAS 115-2 and FAS 124-2, management reevaluated the other-than-temporary impairment that was previously recognized at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by FSP No. FAS 115-2 and FAS 124-2 because the amortized cost basis of the security is expected to be recovered, management has no intent to sell the security before recovery and it is more likely than not that the Company will not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, has been applied to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
As of June 30, 2009, the Company’s securities in an unrealized loss position were deemed to be not other-than-temporarily impaired after considering the aforementioned factors. The Company does not have the intent to sell the securities with unrealized losses until recovery or maturity and believes it is more likely than not that it will not be required to sell the securities before recovery and that it will recover the amortized cost basis of the securities.

Loans and Leases
Total loans and leases increased by $39.9 million since December 31, 2008 and stood at $1.12 billion at June 30, 2009. As a percentage of total assets, loans and leases remained consistent at 70.5% at June 30, 2009 and December 31, 2008. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company primarily purchases. Total loans and leases as of June 30, 2009 are comprised of three broad categories: commercial loans and leases that aggregate $711.6 million, or 63.7% of the portfolio; residential mortgages that aggregate $191.3 million, or 17.1% of the portfolio; and consumer and other loans that aggregate $214.7 million, or 19.2% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $53.2 million, or 8.1%, during the first six months of 2009. The primary drivers of this growth occurred in the commercial real estate and commercial and industrial areas.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio, commercial and industrial loans increased $24.0 million, or 14.6%, while owner-occupied commercial real estate loans decreased by $12.0 million, or 6.8%, since year-end.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2008, CRE loans have increased $30.5 million, or 14.6%, on a net basis.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At June 30, 2009, $6.1 million of purchased government leases were included in the commercial loan and lease portfolio.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. At June 30, 2009, Macrolease-generated loans and leases totaled $100.4 million and comprised 14.1% of the commercial loan and lease portfolio.
At June 30, 2009, small business loans (business lending relationships of approximately $500,000 or less) were $53.7 million, or 7.5% of the portfolio, compared to $50.5 million, or 7.7% of the portfolio at December 31, 2008. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.
The Bank is a participant in the U.S. Small Business Administration (“SBA”) Preferred Lender Program in both Rhode Island and Massachusetts. The Bank was No. 1 SBA lender in Rhode Island as of June 30, 2009 in both number of loans and dollar amount of loans. SBA guaranteed loans are found throughout the portfolios managed by the Bank’s various lending groups.
The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10.0 million or less in total loan commitments).
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. During the second quarter of 2009, the Bank added two mortgage originators to improve business generation, increasing the department to a team of three. Periodically, the Bank purchases residential mortgage loans from third-party originators. During the six months of 2009, residential mortgage loans decreased $21.4 million, or 10.1%. During this period, the Bank originated $2.7 million of mortgages for the portfolio. Comparatively, during the first six months of 2008, the Bank originated $740,000 of mortgages for the portfolio. No mortgages were purchased for the portfolio during the first six months of 2009 or 2008. The Bank may purchase residential mortgage loans with high credit quality to utilize available cash flow if and when opportunities arise.

Consumer loans — The consumer loan portfolio increased $8.1 million, or 3.9%, during the first six months of 2009 as originations and advances of $33.4 million exceeded repayments of $25.3 million. The increase in growth through June 30, 2009 was reflective of the Company’s home equity loan promotions during the first six months of the year. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.
The following is a summary of loans and leases receivable:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commercial loans and leases:
Commercial real estate — owner occupied	$163,461	$175,472
Commercial and industrial	188,570	164,569
Commercial real estate — nonowner occupied	159,576	133,782
Small business	53,660	50,464
Multi-family	58,596	53,159
Construction	21,573	22,300
Leases and other (a)	72,587	63,799

Subtotal	718,023	663,545
Unearned lease income	(8,702)	(6,980)
Net deferred loan origination costs	2,318	1,857

Total commercial loans and leases	711,639	658,422

Residential mortgage loans:
One- to four-family adjustable rate	117,911	126,689
One- to four-family fixed rate	72,836	85,057

Subtotal	190,747	211,746
Premium on loans acquired	551	953
Net deferred loan origination fees	(27)	(34)

Total residential mortgage loans	191,271	212,665

Consumer loans:
Home equity — term loans	129,422	127,142
Home equity — lines of credit	82,579	76,038
Unsecured and other	1,594	2,216

Subtotal	213,595	205,396
Net deferred loan origination costs	1,150	1,259

Total consumer loans	214,745	206,655

Total loans and leases receivable	$1,117,655	$1,077,742

(a)	Included within commercial loans and leases were leases held for sale of $156,000 at December 31, 2008. There were no leases held for sale at June 30, 2009.

Deposits
Total deposits increased by $42.5 million, or 4.1%, during the first six months of 2009, from $1.04 billion, or 68.2% of total assets at December 31, 2008 to $1.08 billion, or 68.5% of total assets at June 30, 2009.
The following table sets forth certain information regarding deposits:

	June 30, 2009			December 31, 2008
		Percent	Weighted		Percent	Weighted
		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$65,847	6.1%	0.09%	$56,703	5.5%	0.10%
Money market accounts	29,179	2.7%	1.28%	4,445	0.4%	0.39%
Savings accounts	381,716	35.2%	0.82%	381,106	36.6%	1.46%
Certificate of deposit accounts	402,839	37.1%	2.80%	423,443	40.6%	3.29%

Total interest bearing deposits	879,581	81.1%	1.69%	865,697	83.1%	2.26%
Noninterest bearing accounts	205,092	18.9%	0.00%	176,495	16.9%	0.00%

Total deposits	$1,084,673	100.0%	1.37%	$1,042,192	100.0%	1.89%

During the first six months of 2009, competition for deposits remained strong in the Company’s market areas. Demand deposit accounts and money market accounts grew $28.6 million and $24.7 million, respectively, over the past six months. NOW accounts grew to $65.8 million, an increase of $9.1 million from $56.7 million at December 31, 2008. These increases offset the decline of certificate of deposit accounts (“CDs”) of $20.6 million. At June 30, 2009, brokered CDs were $20.0 million, or 1.8% of total deposits, compared to $30.0 million, or 2.9% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
Borrowings
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. The Bank also borrows funds through the use of secured wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $16.9 million during the first six months of 2009 from the December 31, 2008 level of $57.7 million. FHLB borrowings increased by $33.1 million from the December 31, 2008 amount of $238.9 million. Wholesale repurchase agreements remained constant with the December 31, 2008 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.
On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and may utilize FHLB borrowings, brokered deposits, wholesale repurchase agreements or Federal Reserve “discount window” borrowings as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk.
Asset Quality
“Nonperforming assets” consist of “nonperforming loans,” other real estate owned (“OREO”) and non-real estate foreclosed assets. “Nonperforming loans” are nonaccrual loans, loans past due 90 days or more, but still accruing and impaired loans. Under certain circumstances the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered “nonperforming loans” until a history of collection on the restructured terms of the loan has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-real estate foreclosed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s consolidated balance sheets.

Nonperforming assets — At June 30, 2009, the Company had nonperforming assets of $18.8 million, representing 1.19% of total assets compared to nonperforming assets of $15.2 million, or 1.0% of total assets at December 31, 2008. Nonperforming loans at June 30, 2009 consisted of nonaccrual loans and leases, with commercial loans and leases of $11.5 million, residential mortgage loans of $5.9 million, consumer loans of $284,000, other real estate owned of $921,000 and non-real estate foreclosed assets of $122,000. At December 31, 2008, nonaccrual loans and leases consisted of commercial loans and leases aggregating $9.7 million, residential mortgage loans aggregating $4.3 million, commercial loans and leases 90 days past due, but still accruing of $324,000 and other real estate owned of $863,000.
Included in nonaccrual loans and leases at June 30, 2009 were $11.0 million of impaired loans and leases, with specific impairment reserves against these loans of $1.7 million. At December 31, 2008, there were $10.3 million of impaired loans and leases with specific impairment reserves of $949,000.
The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in the first six months of 2009 compared to years past. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Delinquencies — At June 30, 2009, loan balances of $2.3 million were 60 to 89 days past due, down from $3.8 million at December 31, 2008.
The following table sets forth information regarding nonperforming assets and loans 60-89 days past due as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$17,722	$14,045
Loans and leases past due 90 days or more, but still accruing	—	324
Restructured loans and leases on a nonaccrual basis	31	—
Total nonperforming loans and leases	17,753	14,369
Other real estate owned	921	863
Non-real estate foreclosed assets	122	—

Total nonperforming assets	$18,796	$15,232

Delinquent loans 60-89 days past due	$2,141	$3,782
Restructured loans and leases not included in nonperforming assets	$447	$32
Nonperforming loans and leases as a percent of total loans and leases	1.59%	1.33%
Nonperforming assets as a percent of total assets	1.19%	1.00%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.21%	0.35%
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

At June 30, 2009, the Company had $25.5 million of assets that were classified as substandard. This compares to $22.7 million of assets that were classified as substandard at December 31, 2008. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At June 30, 2009, included in the assets that were classified as substandard were $7.8 million of performing loans. This compares to $8.3 million of adversely classified performing loans as of December 31, 2008. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first six months of 2009, the Company made additions to the allowance for loan and lease losses of $4.2 million and experienced net charge-offs of $2.0 million compared to additions to the allowance for loan and lease losses of $1.3 million and net charge-offs of $713,000 for the first six months of 2008. The net charge-offs were primarily within the residential mortgage and commercial loans and leases portfolios. At June 30, 2009, the allowance for loan and lease losses stood at $16.9 million and represented 95.2% of nonperforming loans and leases and 1.51% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $14.7 million, representing 102.05% of nonperforming loans and 1.36% of total loans and leases outstanding at December 31, 2008.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	(In thousands)

Balance at beginning of period	$14,664	$12,619
Loans and leases charged-off:
Commercial real estate loans	(1)	(174)
Commercial and industrial loans	(356)	(570)
Small business loans	(694)	(311)
Leases	(4)	(131)
Residential mortgage loans	(930)	(1,235)
Consumer and other loans	(26)	(168)

Total loans charged-off	(2,011)	(2,589)

Recoveries of loans and leases previously charged-off:
Commercial and industrial loans	9	35
Small business loans	8	28
Leases	4	16
Residential mortgage loans	2	4
Consumer and other loans	19	31

Total recoveries of loans previously charged-off	42	114

Net charge-offs	(1,969)	(2,475)
Provision for loan and lease losses charged against income	4,210	4,520

Balance at end of period	$16,905	$14,664

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In thousands)

Loan category
Commercial loans and leases	$12,429	$10,708
Residential mortgage loans	1,667	1,239
Consumer and other loans	1,560	1,609
Unallocated	1,249	1,108

Total	$16,905	$14,664

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.2 million at June 30, 2009 compared to $1.1 million at December 31, 2008. Management believes that the allowance for loan and lease losses, as of June 30, 2009, is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands, except per share data)	2009	2009	2008	2008	2008

Income statement data:
Net interest income	$11,573	$11,082	$11,715	$11,921	$11,428
Noninterest income	2,214	2,357	2,881	2,333	2,492
Noninterest expense	10,145	9,623	9,510	9,304	9,612
Net income	740	1,463	2,253	2,324	2,241
Net income applicable to common shares	303	1,027	2,195	2,324	2,241

Per share data:
Diluted earnings per share	$0.07	$0.22	$0.48	$0.50	$0.48
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.16

Operating ratios:
Net interest margin (1) (5)	3.10%	3.08%	3.29%	3.34%	3.24%
Return on assets (2) (5)	0.19%	0.39%	0.59%	0.62%	0.61%
Return on equity (3) (5)	2.44%	4.88%	5.09%	8.20%	7.90%
Efficiency ratio (4) (5)	73.58%	71.60%	65.15%	65.27%	69.05%

(1)	Calculated by dividing annualized Net Interest Income by Average Interest-Earning Assets.

(2)	Calculated by dividing annualized Net Income by Average Total Assets.

(3)	Calculated by dividing annualized Net Income by Average Common Shareholders’ Equity.

(4)	Calculated by dividing Noninterest Expense by Net Interest Income plus Noninterest Income.

(5)	Non-GAAP performance measure.
The Company’s 2009 second quarter net income of $740,000 decreased by $723,000, or 49.4%, from the prior quarter (three months ended March 31, 2009). Net income was down $1.5 million, or 67.0%, on a comparative quarter basis (as compared to the three months ended June 30, 2008). Diluted earnings per common share (“EPS”) were down 68.2% on a linked-quarter basis (as compared to the three months ended March 31, 2009) and decreased 85.4% as compared to the same quarter a year ago.
The second quarter 2009 net interest income increased by $491,000, or 4.4%, as compared to the first quarter of 2009. The increase in the net interest margin of 2 basis points (“bps”), to 3.10%, was due to an increase in the average balance of noninterest-bearing demand deposit accounts of $13.7 million on a linked-quarter basis. The lower cost of liabilities of 15 bps exceeded the decline in the yield on earning assets of 14 basis points.
Compared to the second quarter of 2008, net interest income increased by $145,000, or 1.3%, with a decrease in the yield on earning assets of 64 bps and decreases in the cost of funds of 54 bps. Additionally, the Bank did not receive FHLB dividends during the second quarter of 2009, compared to $156,000 during the same period in the prior year.
The provision for loan and lease losses of $2.6 million for the three months ended June 30, 2009 increased by $990,000, or 61.5%, on a linked-quarter basis. In comparison to the second quarter of 2008, the provision for loan and lease losses increased by $1.6 million, or 169.1%, from $970,000. The Bank made additions to the allowance for loan and lease losses during the second quarter of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year second quarter, growth in the commercial loan portfolio and general economic conditions.

Noninterest income for the second quarter of 2009 decreased on a linked-quarter basis by $143,000. Deposit service charges increased $157,000 during the second quarter of 2009. Loan related fees declined by $170,000 and commissions on nondeposit investment products decreased by $45,000. The first quarter of 2009 benefited from gains on the sale of available for sale securities of $61,000, while no securities were sold during the second quarter.
In comparison to the 2008 second quarter, noninterest income was down $278,000. Commissions on nondeposit investment products declined $134,000, service charges on deposit accounts declined $81,000, net gains on lease sales and commissions on loans declined $81,000 and other miscellaneous income declined $109,000. These declines were offset by increases in loan related fees of $85,000, primarily due to a new interest rate swap product available to the Bank’s commercial customers that was not offered during the second quarter of 2008, and income from bank-owned life insurance of $42,000.
Noninterest expenses increased on a linked-quarter basis by $522,000, or 5.4%, with an increase in FDIC insurance of $789,000 primarily due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009. Loan servicing, loan workout and other real estate owned and marketing expenses increased $68,000 and data processing expenses increased $50,000. A decrease in salaries and employee benefits of $227,000, occupancy expense of $124,000 and professional services of $52,000 partially offset the increases.
Second quarter 2009 noninterest expenses increased $533,000, or 5.5%, compared to the second quarter of 2008. FDIC insurance costs increased $1.0 million due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and the increase in regular assessment rates for 2009. Loan workout and other real estate owned costs increased $69,000, or 86.3%, compared to the second quarter a year ago. Within the net increase in noninterest expenses were decreases in professional services costs of $208,000, or 24.4%, salaries and benefits of $74,000, or 1.5%, telephone expenses of $56,000, or 109.8%, and reductions in marketing, data processing, occupancy and equipment expenses totaling $131,000.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on all FDIC- insured financial institutions’ assets less Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution is not to exceed 10 basis points of the institution’s regular assessment base. The rule also permits the FDIC to levy an additional 5 basis points in special assessments after June 30, 2009.
In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits. Both the special assessment and the increase in the regular assessment accounted for the large increase in FDIC costs in the second quarter of 2009 as compared to 2008.
While net interest income has improved, the decline in noninterest income combined with the increase in the provision for loan and leases and noninterest expenses have negatively impacted the Company’s return on average assets and return on equity ratios on a linked-quarter and year-over-year basis. The efficiency ratios for the same periods were also negatively impacted by the decline in noninterest income and increase in noninterest expenses. The Company will continue to focus on controlling the growth of expenses as part of its efforts to improve shareholder value.
Results of Operations — Comparison of the Three Months Ended June 30, 2009 and 2008
Net Interest Income
Net interest income for the quarter ended June 30, 2009 was up $145,000, or 1.3%, from the $11.4 million earned in the second quarter of 2008. Net interest margin for the second quarter of 2009 of 3.10% decreased from the net interest margin for the 2008 period of 3.24%. Average earning assets were up $83.3 million, or 5.9%, and average interest-bearing liabilities were up $38.0 million, or 3.2%, from the comparable period a year earlier.

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

	For the three months ended June 30,
	2009			2008
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$3,149	$—	0.08%	$9,142	$58	2.55%
Available for sale securities	370,685	3,896	4.20%	345,496	4,214	4.88%
Stock in the FHLB	15,671	—	0.00%	15,671	156	4.00%
Loans and leases receivable:
Commercial loans and leases	694,723	10,041	5.79%	606,019	9,742	6.46%
Residential mortgage loans	198,144	2,460	4.97%	229,245	3,037	5.30%
Consumer and other loans	214,928	2,395	4.47%	208,386	2,774	5.35%

Total earning assets	1,497,300	18,792	5.03%	1,413,959	19,981	5.67%

Cash and due from banks	12,335			19,600
Allowance for loan and lease losses	(15,788)			(12,781)
Premises and equipment	12,425			13,294
Goodwill, net	12,051			12,019
Accrued interest receivable	4,213			4,744
Bank-owned life insurance	29,158			24,531
Prepaid expenses and other assets	10,081			7,292

Total assets	$1,561,775			$1,482,658

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$67,072	$14	0.08%	$61,563	$37	0.24%
Money market accounts	16,228	51	1.26%	5,414	19	1.42%
Savings accounts	385,887	930	0.97%	406,957	1,691	1.67%
Certificate of deposit accounts	424,699	3,229	3.05%	381,111	3,584	3.78%
Overnight and short-term borrowings	45,065	22	0.19%	52,168	212	1.64%
Wholesale repurchase agreements	10,000	134	5.39%	10,000	134	5.32%
FHLB borrowings	249,852	2,649	4.20%	243,567	2,650	4.38%
Subordinated deferrable interest debentures	13,403	190	5.67%	13,403	226	6.77%

Total interest-bearing liabilities	1,212,206	7,219	2.39%	1,174,183	8,553	2.93%

Noninterest-bearing deposits	185,196			180,109
Other liabilities	13,846			14,278

Total liabilities	1,411,248			1,368,570

Shareholders’ equity:	150,527			114,088

Total liabilities and shareholders’ equity	$1,561,775			$1,482,658

Net interest income		$11,573			$11,428

Net interest rate spread			2.64%			2.74%
Net interest rate margin			3.10%			3.24%

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

	Three Months Ended June 30,
	2009 vs. 2008
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(34)	$(24)	$(58)
Available for sale securities	(480)	162	(318)
Stock in the FHLB	(156)	—	(156)
Commercial loans and leases	(1,321)	1,620	299
Residential mortgage loans	(189)	(388)	(577)
Consumer and other loans	(376)	(3)	(379)

Total interest income	(2,556)	1,367	(1,189)

Interest expense:
NOW accounts	(26)	3	(23)
Money market accounts	(2)	34	32
Savings accounts	(677)	(84)	(761)
Certificate of deposit accounts	(706)	351	(355)
Overnight and short-term borrowings	(165)	(25)	(190)
FHLB borrowings	(82)	81	(1)
Subordinated deferrable interest debentures	(36)	—	(36)

Total interest expense	(1,694)	360	(1,334)

Net interest income	$(862)	$1,007	$145

Interest Income — Investments — Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $3.9 million for the quarter ended June 30, 2009, compared to $4.4 million for the 2008 period. The decrease in total investment income was $532,000, or 12.0%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.9 million for the quarter ended June 30, 2009 and represented a yield on total loans and leases of 5.39%. This compares to $15.6 million of interest and a yield of 5.98% for the second quarter of 2008. Interest income decreased $657,000, or 4.2%, with the decrease in yield on loans and leases of 59 bps partially offset by the increase in the average balance of loans and leases of $64.1 million, or 6.1%.
The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2008 as follows: commercial loans and leases increased $88.7 million, or 14.6%; consumer and other loans increased $6.5 million, or 3.1%; and residential mortgage loans decreased $31.1 million, or 13.6%. Changes in the average yields from the second quarter of 2008 were as follows: commercial loans and leases decreased 67 bps to 5.79%; consumer and other loans decreased 88 bps to 4.47%; and residential mortgage loans decreased 33 bps to 4.97%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $1.3 million, or 15.6%, to $7.2 million for the three months ended June 30, 2009, down from $8.6 million for the same period during 2008. The overall average cost for interest-bearing liabilities decreased 54 bps to 2.39% for the second quarter of 2009, compared to 2.93% for the second quarter of 2008. The average balance of total interest-bearing liabilities increased $38.0 million to $1.21 billion for the three months ended June 30, 2009 compared to the same period in 2008.
The growth in deposit average balances was centered primarily in CDs up $43.6 million, or 11.4% and money market accounts up $10.8 million, or 199.7%. The increase was somewhat offset by a decrease in savings accounts of $21.1 million, or 5.2%.
Borrowings decreased as compared to the second quarter of 2008, with a decrease in customer short-term borrowings of $7.1 million, or 13.6%, offset with an increase in FHLB funding of $6.3 million, or 2.6%.
The decrease in deposit and borrowing costs was primarily attributable to the Federal Funds rate being 200 bps lower during the three months ended June 30, 2009, compared to the same time period in 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company’s ability to reduce its deposit and borrowing costs as rapidly as benchmark rates decrease.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $2.6 million for the quarter ended June 30, 2009, compared to $970,000 for the second quarter of 2008. The Bank made additions to the allowance for loan and lease losses during the second quarter of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year second quarter, growth in the commercial loan portfolio and general economic conditions.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. Growth in the loan and lease portfolio necessitates increases in the provision for loan and lease losses. As the loans and leases mature, or if current weak economic conditions continue or worsen, management believes it likely that the level of nonperforming assets would increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased $278,000, or 11.2%, to $2.2 million for the second quarter of 2009, from $2.5 million for the second quarter of 2008. Loan related fees increased by $85,000, or 59.0%, and income from bank-owned life insurance increased $42,000, or 16.0%, compared to the second quarter of 2008. In the second quarter of 2009, the Company recognized lower commissions on nondeposit investment products of $134,000, or 54.7%, lower service charges on deposit accounts of $81,000, or 5.6%, and lower other miscellaneous income of $109,000, or 37.2%. In addition, net gains on lease sales and loan commissions were down $81,000, or 81.0%, as market conditions led to a contraction in the number of buyers for these assets.
Noninterest Expense
Noninterest expense for the second quarter of 2009 increased $533,000, or 5.5%, to $10.1 million from $9.6 million in 2008.

FDIC insurance expense increased $1.0 million, or 625.9%, compared to the second quarter a year ago, due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and the increase in assessment rates for 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on all FDIC- insured financial institutions’ assets less Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution is not to exceed 10 basis points of the institution’s regular assessment base. The rule also permits the FDIC to levy an additional 5 basis points in special assessments after June 30, 2009. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits.
Additionally, loan workout and other real estate owned expenses increased $69,000. The expense increases were partially offset by decreases in professional services of $208,000, telephone expense of $56,000 and marketing, data processing, occupancy and equipment expenses totaling $131,000. Additionally, salaries and employee benefits decreased $74,000, mainly due to a revision in the expected forfeiture rate of stock options.
Overall, the increases in FDIC insurance, loan workout and other real estate owned expense and loan servicing expenses exceeded the cost savings that were realized in the remaining noninterest expense areas. These increases combined with the decline in noninterest income caused the Company’s efficiency ratio to increase to 73.58% for the second quarter of 2009 compared to the efficiency ratio of 69.05% for the same period in the prior year.
Income Tax Expense
Income tax expense of $302,000 was recorded for the three months ended June 30, 2009, compared to $1.1 million for the same period during 2008. This represented total effective tax rates of 29.0% and 32.8%, respectively. A decline in projected pretax income and an adjustment of estimated stock option forfeiture rates caused the effective tax rate for the second quarter of 2009 to decrease compared to the same quarter of 2008. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. Management intends to contest the assessment and believes it more likely than not that the Company will prevail in its tax position.
Results of Operations — Comparison of the Six Months Ended June 30, 2009 and 2008
General
Net income for the first six months of 2009 decreased $2.4 million, or 51.8%, to $2.2 million, or $0.29 per diluted common share from $4.6 million, or $0.98 per diluted common share for the first six months of 2008.
Net Interest Income
For the six months ended June 30, 2009, net interest income was $22.7 million, compared to $21.7 million for the 2008 period. The net interest margin for the first six months of 2009 was 3.09%, down from the net interest margin for the 2008 period of 3.11%. The increase in net interest income of $923,000, or 4.2%, was attributable to the growth of average earning assets. Average earning assets were $70.7 million, or 5.0% higher, and average interest-bearing liabilities were $34.0 million, or 2.9% higher, than the comparable period a year earlier.

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

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$1,984	$9	0.96%	$15,954	$255	3.21%
Available for sale securities	356,714	7,750	4.38%	331,699	8,147	4.93%
Stock in the FHLB	15,671	—	0.00%	15,671	393	5.04%
Loans receivable:
Commercial loans and leases	683,843	19,747	5.81%	590,754	19,548	6.65%
Residential mortgage loans	202,949	5,120	5.05%	236,463	6,333	5.36%
Consumer and other loans	211,361	4,726	4.51%	211,240	5,837	5.56%

Total earning assets	1,472,522	37,352	5.10%	1,401,781	40,513	5.80%

Cash and due from banks	20,288			23,194
Allowance for loan and lease losses	(15,224)			(12,734)
Premises and equipment	12,490			13,440
Goodwill, net	12,058			11,944
Accrued interest receivable	4,251			4,991
Bank-owned life insurance	29,011			24,405
Prepaid expenses and other assets	9,905			7,180

Total assets	$1,545,301			$1,474,201

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$64,176	32	0.10%	$60,744	105	0.35%
Money market accounts	10,450	52	1.01%	5,750	48	1.68%
Savings accounts	386,046	2,013	1.05%	400,108	4,178	2.10%
Certificate of deposit accounts	421,680	6,621	3.17%	377,438	7,692	4.10%
Overnight and short-term borrowings	48,635	48	0.20%	57,150	644	2.27%
Wholesale repurchase agreements	10,000	267	5.39%	10,000	269	5.32%
FHLB borrowings	248,769	5,275	4.22%	244,558	5,370	4.42%
Subordinated deferrable interest debentures	13,403	389	5.83%	13,403	476	7.12%

Total interest-bearing liabilities	1,203,159	14,697	2.46%	1,169,151	18,782	3.23%

Noninterest-bearing deposits	178,360			175,375
Other liabilities	13,434			15,911

Total liabilities	1,394,953			1,360,437

Shareholders’ Equity:	150,348			113,764

Total liabilities and shareholders’ equity	$1,545,301			$1,474,201

Net interest income		$22,655			$21,731

Net interest rate spread			2.64%			2.57%
Net interest rate margin			3.09%			3.11%

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

	Six Months Ended June 30,
	2009 vs. 2008
	Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(109)	$(137)	$(246)
Available for sale securities	(744)	347	(397)
Stock in the FHLB	(393)	—	(393)
Commercial loans and leases	(3,153)	3,352	199
Residential mortgage loans	(361)	(852)	(1,213)
Consumer and other loans	(946)	(165)	(1,111)

Total interest income	(5,706)	2,545	(3,161)

Interest expense:
NOW accounts	(79)	6	(73)
Money market accounts	(24)	28	4
Savings accounts	(2,021)	(144)	(2,165)
Certificate of deposit accounts	(1,870)	799	(1,071)
Overnight and short-term borrowings	(512)	(84)	(596)
Wholesale repurchase agreements	(2)	—	(2)
FHLB borrowings	(199)	104	(95)
Subordinated deferrable interest debentures	(87)	—	(87)

Total interest expense	(4,794)	709	(4,085)

Net interest income	$(912)	$1,836	$924

Interest Income — Investments — Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $7.8 million for the six months ended June 30, 2009, compared to $8.8 million for the 2008 period. The decrease in total investment income was $1.1 million, or 11.8%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and GSE obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases - Interest from loans and leases was $29.6 million for the six months ended June 30, 2009, and represented a yield on total loans and leases of 5.42%. This compares to $31.7 million of interest, and a yield of 6.13%, for the same period a year ago. Interest income decreased $2.1 million, or 6.7%, with the decrease in yield on loans and leases of 70 bps partially offset by the increase in the average balance of loans and leases of $59.7 million, or 5.7%.
The average balance of the components of the loan and lease portfolio for the six months ended June 30, 2009 changed compared to the same period in 2008 as follows: commercial loans and leases increased $93.1 million, or 15.8%; consumer and other loans increased $121,000, or 0.06%; and residential mortgage loans decreased $33.5 million, or 14.2%. Changes in the average yields for the six months ended June 30, 2009 compared to the same period in 2008 were as follows: commercial loans and leases decreased 84 bps to 5.81%; consumer and other loans decreased 105 bps to 4.51%; and residential mortgage loans decreased 31 bps to 5.05%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $4.1 million, or 21.7%, to $14.7 million for the six months ended June 30, 2009, from $18.8 million for the same period during 2008. The overall average cost for interest-bearing liabilities decreased 77 bps to 2.46% for the first six months of 2009, compared to 3.23% for the first six months of 2008. The average balance of total interest-bearing liabilities increased $34.0 million to $1.20 billion for the first six months of 2009 compared to the same period in 2008. The growth in deposit average balances was centered primarily in CD accounts up $44.2 million, or 11.7%. Slightly offsetting the increase in CD accounts were decreases in saving accounts of $14.1 million, or 3.5%.
The average balance of borrowings decreased for the first six months of 2009 compared to the prior year, with a decrease in short-term borrowings of $8.5 million, or 14.9%, slightly offset by an increase in FHLB borrowings of $4.2 million, or 1.7%.
The decrease in deposit and borrowing costs was primarily attributable to the Federal Funds rate being 400 bps lower for the first six months of the year compared to the same time period in 2008. However, market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area, as does customer demand for higher-yielding deposit products. These two factors, as well as contractual maturities on borrowings and CDs, partially limit the Company’s ability to reduce its deposit and borrowing costs as rapidly as benchmark rates decrease.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the six months ended June 30, 2009, the provision for loan and lease losses was $4.2 million, up from the $1.3 million recorded during the same period in 2008. The Bank made additions to the allowance for loan and lease losses during the first six months of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the same period in the prior year, growth in the commercial loan portfolio and general economic conditions.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. Growth in the loan and lease portfolio necessitates increases in the provision for loan and lease losses. As the loans and leases mature, or if current weak economic conditions continue or worsen, management believes it likely that the level of nonperforming assets would increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased $824,000, or 15.3%, to $4.6 million for the first six months of 2009 from $5.4 million for the same period in 2008. Loan related fees increased by $321,000, or 104.6%, primarily due to a newly available interest rate swap product, and income from bank-owned life insurance increased $76,000, or 14.7%, compared to the first six months of 2008. During the first six months of 2009, the Company recognized lower service charges on deposit accounts of $306,000, or 10.6%, and commissions on nondeposit investment products of $188,000, or 41.3%. Net gains on lease sales and loan commissions were down $271,000, or 85.0%, as market conditions led to a contraction in the number of buyers for these assets. In addition, gains on the sale of available for sale securities decreased $181,000 and other miscellaneous income decreased $275,000.

Noninterest Expense
Noninterest expense for the six months of 2009 increased $696,000, or 3.6%, to $19.8 million from $19.1 million in 2008.
FDIC insurance expense increased $1.3 million, or 496.6%, compared to the first six months of 2008, due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and the increase in assessment rates for 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on all FDIC- insured financial institutions’ assets less Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution is not to exceed 10 basis points of the institution’s regular assessment base. The rule also permits the FDIC to levy an additional 5 basis points in special assessments after June 30, 2009. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits.
The increase in FDIC insurance expense was offset by decreases in professional services of $145,000, data processing of $137,000, equipment of $91,000 and other miscellaneous costs of $216,000.
Overall, with the decrease in noninterest income and the increase in noninterest expense, the Company’s efficiency ratio of 72.61% for the first six months of the year increased from the efficiency ratio of 70.31% for the same period in the prior year.
Income Tax Expense
Income tax expense of $1.0 million was recorded for the six months ended June 30, 2009, compared to $2.2 million for the same period during 2008. This represented total effective tax rates of 32.2% and 32.8%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2009, overnight investments and available for sale securities amounted to $376.8 million, or 23.8% of total assets. This compares to $327.5 million, or 21.4% of total assets at December 31, 2008. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window” and/or issuance of senior unsecured debt as defined under the FDIC’s Temporary Liquidity Guarantee Program. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources
Total shareholders’ equity of the Company was $149.2 million at June 30, 2009 compared to $149.6 million at December 31, 2008. Net income of $2.2 million, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $473,000 and Macrolease share payments of $78,000 were offset by common stock dividends of $1.6 million, preferred stock dividends of $750,000, increased net unrealized holding losses on available for sale securities of $604,000 and treasury stock acquisitions of $254,000.
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
As of June 30, 2009, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At June 30, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$150,463	9.74%	$61,801	4.00%	$77,252	5.00%
Tier I capital (to risk weighted assets)	150,463	13.46%	44,701	4.00%	67,052	6.00%
Total capital (to risk weighted assets)	164,467	14.72%	89,402	8.00%	111,753	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$121,101	7.84%	$61,793	4.00%	$77,241	5.00%
Tier I capital (to risk weighted assets)	121,101	10.84%	44,685	4.00%	67,024	6.00%
Total capital (to risk weighted assets)	135,105	12.09%	89,365	8.00%	111,706	10.00%

At December 31, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$150,169	10.04%	$59,837	4.00%	$74,796	5.00%
Tier I capital (to risk weighted assets)	150,169	14.23%	42,202	4.00%	63,302	6.00%
Total capital (to risk weighted assets)	163,368	15.48%	84,403	8.00%	105,504	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,197	7.92%	$59,669	4.00%	$74,586	5.00%
Tier I capital (to risk weighted assets)	118,197	11.21%	42,180	4.00%	63,269	6.00%
Total capital (to risk weighted assets)	131,396	12.46%	84,359	8.00%	105,449	10.00%

On July 28, 2009, the Company was approved to repurchase the U.S. Treasury Department’s $30.0 million preferred stock investment and exit the Treasury’s Capital Purchase Program (“CPP”). On August 5, 2009, the Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and paid accrued dividends through the date of repurchase of $333,333. As part of the CPP, the Company also issued the Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. The Company has the right to repurchase the warrant at a price determined through negotiations with the U.S. Treasury. The Company intends to negotiate the repurchase of the warrant. However, the repurchase price for the warrant will be subject to those negotiations and there can be no assurance that it will be repurchased. If the Company does not repurchase the warrant, the Treasury is required by law to liquidate it.
While the Company was not required to raise additional capital in order to receive regulatory approval to repay the CPP funds, the Board of Directors (the “Board”) believed it was prudent to assure access to capital on reasonable terms should economic conditions deteriorate more than currently anticipated. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
As a result, the Company entered into a Standby Commitment Letter Agreement (the “Commitment Agreement”) on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary (the “Purchaser”). Pursuant to this commitment, the Company will have the right, exercisable at any time during the next 18 months, to require the Purchaser to purchase up to $8.0 million (the “Maximum Amount”) of trust preferred securities to be issued by a trust subsidiary of the Company (the “Trust Subsidiary”). At the time of the purchase of the trust preferred securities by the Purchaser, the Company would purchase all of the common securities of the Trust Subsidiary, in an amount equal to at least 3% of the total capital of the Trust Subsidiary. The Trust Subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Agreement, the Purchaser will deposit cash and/or securities in amount equal to at least 115% of the Maximum Amount in a control account to secure the Purchaser’s obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company will pay a $320,000 commitment fee to the Purchaser, representing 4% of the Maximum Amount.
Recent Accounting Pronouncements
See Note 4 — Recent Accounting Pronouncements of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps (to not less than a rate of 0.00%) over a 12-month time period, estimated net interest income should decline by no more than 10.0%. As of June 30, 2009, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate ramps on the Company’s estimated net interest income over a 12- month period beginning July 1, 2009:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$75	.2%
Down 200 bps	(3,240)	(6.4%)
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2009, the Company’s one year cumulative gap was a positive $110.4 million, or 7.0% of total assets.
For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 52 through 54 of the Company’s 2008 Annual Report on Form 10-K.

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
At the Annual Meeting of Shareholders held on May 20, 2009, holders of common stock elected nominees to the Board of Directors, approved an amendment to the Director Stock Plan, approved an advisory proposal on the Company’s executive compensation and ratified the appointment of independent registered public accountants for the year ending December 31, 2009.
The vote to elect Class I Board of Director nominees with terms expiring in 2012 was:

	For	Withhold

Nominees:

Meredith A. Curren	4,275,163	105,924
Bogdan Nowak	4,357,706	23,381
Cheryl W. Snead	4,199,343	181,744
John A. Yena	4,357,706	23,381
The vote to approve the amendment of the Company’s Amended and Restated Director Stock Plan to increase the number of shares of common stock reserved for issuance by 25,000 shares was:

For	Against	Abstain

2,329,721	1,247,008	460,599
The vote to approve an advisory (non-binding) proposal on the Company’s executive compensation was:

For	Against	Abstain

3,673,242	423,471	284,374
The vote to ratify the appointment of KPMG LLP as independent registered public accountants for the Company for the year ending December 31, 2009 was::

For	Against	Abstain

4,364,178	10,150	6,759

Item 5.	Other Information
No information to report.

Item 6. Exhibits

10.5	(b)	Third Amendment to Amended and Restated Non-Employee Director Stock Plan

12.1		Computation of Ratios of Earnings to Fixed Charges

12.2		Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.
August 7, 2009	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and Chief Executive Officer

August 7, 2009	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.		Description

10.5	(b)	Third Amendment to Amended and Restated Non-Employee Director Stock Plan

12.1		Computation of Ratios of Earnings to Fixed Charges

12.2		Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002