Form 10-Q
period 2009-09-30
BANCORP RHODE ISLAND INC
filed 2009-11-04
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of November 2, 2009:

Common Stock — Par Value $0.01	4,600,744 shares

(class)	(outstanding)

BANCORP RHODE ISLAND, INC.
Quarterly Report on Form 10-Q

Description	Page Number

Cover Page	1
Table of Contents	2

Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Condensed Notes to Consolidated Financial Statements	7-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-47

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Part II — Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	51

Signature Page	52

Exhibit 10.6(b)
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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS:
Cash and due from banks	$19,020	$54,344
Overnight investments	523	1,113

Total cash and cash equivalents	19,543	55,457
Available for sale securities (amortized cost of $361,158 and $325,767, respectively)	365,706	326,406
Stock in Federal Home Loan Bank of Boston	16,274	15,671
Loans and leases receivable:
Commercial loans and leases	724,421	658,422
Residential mortgage loans	182,303	212,665
Consumer and other loans	209,903	206,655

Total loans and leases receivable	1,116,627	1,077,742
Allowance for loan and lease losses	(16,537)	(14,664)

Net loans and leases receivable	1,100,090	1,063,078
Premises and equipment, net	12,518	12,641
Goodwill, net	12,051	12,019
Accrued interest receivable	4,826	5,240
Investment in bank-owned life insurance	29,672	28,765
Prepaid expenses and other assets	9,200	9,697

Total assets	$1,569,880	$1,528,974

LIABILITIES:
Deposits:
Demand deposit accounts	$206,534	$176,495
NOW accounts	62,333	56,703
Money market accounts	50,380	4,445
Savings accounts	365,857	381,106
Certificate of deposit accounts	406,827	423,443

Total deposits	1,091,931	1,042,192
Overnight and short-term borrowings	39,031	57,676
Wholesale repurchase agreements	20,000	10,000
Federal Home Loan Bank of Boston borrowings	267,647	238,936
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	15,392	17,162

Total liabilities	1,447,404	1,379,369

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares, liquidation preference $1,000 per share:
Issued and outstanding: 0 and 30,000 shares, respectively	—	28,595
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 4,965,494 and 4,926,920 shares, respectively	50	49
Additional paid-in capital	72,600	73,323
Treasury stock, at cost: 364,750 and 352,250 shares, respectively	(12,309)	(12,055)
Retained earnings	59,179	59,278
Accumulated other comprehensive income, net	2,956	415

Total shareholders’ equity	122,476	149,605

Total liabilities and shareholders’ equity	$1,569,880	$1,528,974

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$1	$6	$10	$261
Mortgage-backed securities	3,336	3,570	10,099	10,257
Investment securities	540	691	1,527	2,151
Federal Home Loan Bank of Boston stock dividends	—	119	—	512
Loans and leases	15,123	15,751	44,716	47,469

Total interest and dividend income	19,000	20,137	56,352	60,650

Interest expense:
Deposits	3,308	4,773	12,026	16,796
Overnight and short-term borrowings	19	209	67	853
Wholesale repurchase agreements	141	136	408	404
Federal Home Loan Bank of Boston borrowings	2,691	2,864	7,966	8,234
Subordinated deferrable interest debentures	175	234	564	710

Total interest expense	6,334	8,216	21,031	26,997

Net interest income	12,666	11,921	35,321	33,653
Provision for loan and lease losses	1,900	1,515	6,110	2,770

Net interest income after provision for loan and lease losses	10,766	10,406	29,211	30,883

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	(696)	(219)	(696)	(219)
Non-credit component of other-than-temporary losses recognized in other comprehensive income	626	—	626	—

Credit component of other-than-temporary impairment losses on available for sale securities	(70)	(219)	(70)	(219)

Service charges on deposit accounts	1,396	1,469	3,973	4,352
Commissions on nondeposit investment products	322	174	589	629
Income from bank-owned life insurance	313	266	906	783
Loan related fees	75	136	703	443
Net gains on lease sales and commissions on loans originated for others	13	55	61	374
Gain on sale of available for sale securities	—	168	61	410
Other income	192	284	589	956

Total noninterest income	2,241	2,333	6,812	7,728

Noninterest expense:
Salaries and employee benefits	5,224	5,067	15,303	15,206
Occupancy	864	899	2,652	2,628
Data processing	659	697	1,949	2,124
Professional services	609	709	1,953	2,198
FDIC insurance	502	216	2,065	478
Marketing	327	367	974	1,100
Equipment	226	233	709	807
Loan workout and other real estate owned	219	78	496	314
Loan servicing	174	185	522	503
Other expenses	1,008	853	2,957	3,018

Total noninterest expense	9,812	9,304	29,580	28,376

Income before income taxes	3,195	3,435	6,443	10,235
Income tax expense	992	1,111	2,037	3,344

Net income	2,203	2,324	4,406	6,891

Preferred stock dividends	(142)	—	(892)	—
Prepayment charges and accretion of preferred stock discount	(1,282)	—	(1,405)	—

Net income applicable to common shares	$779	$2,324	$2,109	$6,891

Per share data:
Basic earnings per common share	$0.17	$0.51	$0.46	$1.51
Diluted earnings per common share	$0.17	$0.50	$0.46	$1.49
Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.49
Weighted average common shares outstanding — basic	4,606	4,567	4,599	4,562
Weighted average common shares outstanding — diluted	4,634	4,629	4,620	4,633
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
						Compre-
			Additional			hensive
	Preferred	Common	Paid-in	Treasury	Retained	Income
Nine months ended September 30,	Stock	Stock	Capital	Stock	Earnings	(Loss)	Total
	(In thousands, except per share data)
2008
Balance at December 31, 2007	$—	$49	$70,123	$(10,189)	$53,194	$(69)	$113,108
Net income	—	—	—	—	6,891	—	6,891
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $1,748	—	—	—	—	—	(3,246)	(3,246)
Reclassification adjustment, net of taxes of $67	—	—	—	—	—	(124)	(124)

Total comprehensive income	—	—	—	—	—	—	3,521

Exercise of stock options	—	—	555	—	—	—	555
Macrolease acquisition	—	—	656	—	—	—	656
Treasury stock acquisitions	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	287	—	—	—	287
Tax benefit from exercise of stock options	—	—	189	—	—	—	189
Dividends on common stock ( $0.49 per common share)	—	—	—	—	(2,224)	—	(2,224)

Balance at September 30, 2008	$—	$49	$71,810	$(12,055)	$57,861	$(3,439)	$114,226

2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$59,278	$415	$149,605
Cumulative effect of a change in accounting principle, net of taxes of $(77)	—	—	—	—	137	(137)	—

Net income	—	—	—	—	4,406	—	4,406
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(1,682)	—	—	—	—	—	3,124	3,124
Reclassification adjustment for net gains included in net income, net of taxes of $21	—	—	—	—	—	(40)	(40)
Non-credit portion OTTI, net of taxes of $220	—	—	—	—	—	(406)	(406)

Total comprehensive income	—	—	—	—	—	—	7,084

Exercise of stock options	—	1	438	—	—	—	439
Macrolease acquisition	—	—	78	—	—	—	78
Repurchase of warrant	—	—	(1,400)	—	—	—	(1,400)
Redemption of preferred stock	(30,000)	—	—	—	—	—	(30,000)
Treasury stock acquisitions	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	80	—	—	—	80
Tax benefit from exercise of stock options	—	—	81	—	—	—	81
Preferred stock discount accretion	123	—	—	—	(123)	—	—
Prepayment charge on preferred stock discount	1,282	—	—	—	(1,282)	—	—
Dividends on preferred stock ($29.73 per preferred share)	—	—	—	—	(892)	—	(892)
Dividends on common stock ( $0.51 per common share)	—	—	—	—	(2,345)	—	(2,345)

Balance at September 30, 2009	$—	$50	$72,600	$(12,309)	$59,179	$2,956	$122,476

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$4,406	$6,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(4,563)	(2,111)
Provision for loan and lease losses	6,110	2,770
Income from bank-owned life insurance	(906)	(783)
Share-based compensation expense	80	287
Net gains on lease sales	(26)	(287)
Gain on sale of available for sale securities	(61)	(410)
Credit component of other-than-temporary impairment losses on available for sale securities	70	219
Gain on sale of other real estate owned	(38)	—
Proceeds from sales of leases	976	9,538
Leases originated for sale	(794)	(5,985)
Decrease in accrued interest receivable	414	893
Decrease (increase) in prepaid expenses and other assets	188	(267)
Decrease in other liabilities	(1,724)	(2,381)

Net cash provided by operating activities	4,132	8,374

Cash flows from investing activities:
Available for sale securities:
Purchases	(163,639)	(116,892)
Maturities and principal repayments	126,490	91,112
Proceeds from sales	1,880	22,548
Net increase in loans and leases	(39,631)	(24,048)
Capital expenditures for premises and equipment	(965)	(538)
Proceeds from sale of other real estate owned	988	—
Purchase of Federal Home Loan Bank of Boston stock	(603)	—

Net cash used in investing activities	(75,480)	(27,818)

Cash flows from financing activities:
Net increase in deposits	49,739	7,374
Net decrease in overnight and short-term borrowings	(8,645)	(11,019)
Proceeds from long-term borrowings	80,791	43,400
Repayment of long-term borrowings	(52,080)	(25,222)
Exercise of stock options	439	555
Repurchase of warrant	(1,400)	—
Redemption of preferred stock	(30,000)	—
Repurchase of common stock	(254)	(1,866)
Tax benefit from exercise of stock options	81	189
Dividends on preferred stock	(892)	—
Dividends on common stock	(2,345)	(2,224)

Net cash provided by financing activities	35,434	11,187

Net decrease in cash and cash equivalents	(35,914)	(8,257)
Cash and cash equivalents at beginning of period	55,457	37,562

Cash and cash equivalents at end of period	$19,543	$29,305

Supplementary Disclosures:
Cash paid for interest	$21,789	$29,067
Cash paid for income taxes	2,404	3,150
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	3,084	(3,370)
Cumulative effect of a change in accounting principle, net of taxes	137	—
Contingent share payments related to Macrolease acquisition	78	656
Transfer of loans to other real estate owned	2,083	352
Treasury stock acquisitions from shares tendered in stock option exercises	254	—
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. These estimates and assumptions are based on management’s estimates and judgment and are evaluated on an ongoing basis using historical experiences and other factors, including the current economic environment. Estimates and assumptions are adjusted when facts and circumstances dictate. A recessionary environment, illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in management’s estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from management’s estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, evaluation of investments for other-than-temporary impairment, review of goodwill for impairment and income taxes.
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
The unaudited interim consolidated financial statements of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Prior period amounts are reclassified whenever necessary to conform to the current year classifications. The Company made a reclassification adjustment at December 31, 2008 from additional paid-in capital to preferred stock to reflect the liquidation value of shares of $30.0 million, less the discount in preferred stock of $1.4 million, in connection with the Company’s participation in the U.S. Treasury’s Capital Purchase Program. The result of the reclassification was an increase of $28.6 million to preferred stock with a corresponding decrease to additional paid-in capital. This reclassification did not have an effect on previously reported net income or total shareholders’ equity.
The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 4, 2009, the date of the issuance of these consolidated financial statements.
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

(3) Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FASB Accounting Standards Codification (“ASC”) 105-10). With the issuance of SFAS No. 168 (ASC 105-10), the ASC became the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. SFAS No. 168 (ASC 105-10) is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Technical references to generally accepted accounting principles (“GAAP”) included in the notes to the Company’s consolidated financial statements are provided using the terminology at the time of issuance. If the literature was not issued under the new ASC, parenthetical references to the ASC topic are provided. The Company expects that all references to pre-codification literature will be eliminated from its consolidated financial statements on January 1, 2010 upon the adoption of guidance that was issued prior to the ASC.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised 2007)” (ASC 805-10). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) (ASC 805-10) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141(R) (ASC 805-10) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS 141(R) (ASC 805-10), the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (ASC 420-10) would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies” (ASC 450-10). The adoption of SFAS 141(R) (ASC 805-10) on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (ASC 810-10). SFAS No. 160 (ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. The adoption of SFAS No. 160 (ASC 810-10) on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (ASC 815-10). SFAS No. 161 (ASC 815-10) changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (ASC 815-10) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 — Derivatives.

In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities” (ASC 260-10). FSP No. EITF 03-6-1 (ASC 260-10) concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. The Company grants restricted stock which includes nonforfeitable rights to dividends. Accordingly, unvested restricted stock awards are considered participating securities and were included in the earnings per share calculation. The adoption of this FSP on January 1, 2009 did not have a material impact on earnings per share or any impact on financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805-20). This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This FSP is effective for assets and liabilities from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. The adoption of this FSP on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10). FSP No. FAS 157-4 (ASC 820-10) provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. The adoption of this FSP on April 1, 2009 impacted the method by which the Company determines fair value of its financial assets. Additionally, the adoption of this FSP expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. See Note 7 — Fair Value of Financial Instruments.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10) to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of this FSP on April 1, 2009 expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. Additionally, the adoption of this FSP resulted in the reversal of a previously recognized other-than-temporary impairment through the Company’s retained earnings and accumulated other comprehensive income and impacted the results and presentation of an other-than-temporary impairment loss. See Note 5 — Available for Sale Securities.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10). The FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this FSP expanded the disclosures relating to fair value of financial instruments in the notes to the Company’s consolidated financial statements. See Note 7 — Fair Value of Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855-10). SFAS No. 165 (ASC 855-10) provides authoritative accounting literature for events that occur subsequent to the balance sheet date of a company’s financial statements. The guidance that SFAS No. 165 (ASC 855-10) provides is largely similar to current guidance in auditing literature, but directs responsibility at management for accounting and disclosure of subsequent events. The adoption of SFAS No. 165 (ASC 855-10) on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

(4) Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (ASC 860-10). SFAS No. 166 (ASC 860-10) eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (ASC 860-10), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 (ASC 860-10) also requires enhanced interim and year-end disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the balance sheet. SFAS No. 166 (ASC 860-10) is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 (ASC 860-10) may have on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810-10). SFAS No. 167 (ASC 810-10) addresses the effects of eliminating the QSPE concept from SFAS No. 140 (ASC 860-10), changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether a VIE must be consolidated. SFAS No. 167 (ASC 810-10) also requires enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement effects the company’s financial position, financial performance and cash flows. SFAS No. 167 (ASC 810-10) is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 (ASC 810-10) may have on the Company’s consolidated financial statements.
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

A summary of available for sale securities by major categories follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)

At September 30, 2009:
GSE obligations	$80,957	$481	$(43)	$81,395
Trust preferred collateralized debt obligations	2,864	—	(2,379)	485
Collateralized mortgage obligations	49,626	714	(2,155)	48,185
GSE mortgage-backed securities	227,711	7,953	(23)	235,641

Total	$361,158	$9,148	$(4,600)	$365,706

At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred collateralized debt obligations	2,735	—	(1,255)	1,480
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
GSE mortgage-backed securities	201,001	4,289	(476)	204,814

Total	$325,767	$4,801	$(4,162)	$326,406

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At September 30, 2009:
GSE obligations	$19,943	$(43)	$—	$—	$19,943	$(43)
Trust preferred collateralized debt obligations	—	—	485	(2,379)	485	(2,379)
Collateralized mortgage obligations	9,075	(210)	16,397	(1,945)	25,472	(2,155)
GSE mortgage-backed securities	13,668	(21)	331	(2)	13,999	(23)

Total	$42,686	$(274)	$17,213	$(4,326)	$59,899	$(4,600)

At December 31, 2008:
U.S. Treasury obligations	$9,988	$(2)	$—	$—	$9,988	$(2)
Corporate debt securities	1,987	(14)	—	—	1,987	(14)
Trust preferred collateralized debt obligations	—	—	1,480	(1,255)	1,480	(1,255)
Collateralized mortgage obligations	30,771	(1,385)	10,343	(1,030)	41,114	(2,415)
GSE mortgage-backed securities	33,016	(350)	2,662	(126)	35,678	(476)

Total	$75,762	$(1,751)	$14,485	$(2,411)	$90,247	$(4,162)

The following table sets for the maturities of available for sale securities:

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

At September 30, 2009:
GSE obligations	$—	$—	$75,960	$76,412	$4,998	$4,983	$—	$—
Trust preferred collateralized debt obligations	—	—	—	—	—	—	2,864	485
Collateralized mortgage obligations	—	—	—	—	25,268	24,850	24,357	23,335
GSE mortgage-backed securities	—	—	—	—	21,667	22,849	206,045	212,792

Total	$—	$—	$75,960	$76,412	$51,933	$52,682	$233,266	$236,612

At December 31, 2008:
U.S. Treasury obligations	$9,990	$9,988	$—	$—	$—	$—	$—	$—
GSE obligations	5,000	5,013	42,131	42,374	—	—	—	—
Corporate debt securities	2,001	1,987	—	—	—	—	—	—
Trust preferred collateralized debt obligations	—	—	—	—	—	—	2,735	1,480
Collateralized mortgage obligations	—	—	—	—	20,867	20,408	42,042	40,343
GSE mortgage-backed securities	—	—	—	—	25,764	26,604	175,237	178,209

Total	$16,991	$16,988	$42,131	$42,374	$46,631	$47,012	$220,014	$220,032

At September 30, 2009 and December 31, 2008, respectively, $280.7 million and $272.9 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, Treasury Tax and Loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired. In making these other-than-temporary determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery.
If the Company determines that a decline in fair value is other-than-temporary and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated comprehensive income. The credit portion of the other-than-temporary impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is other-than-temporary and it will more likely than not sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings.
In performing the analysis for the two collateralized debt obligations (“CDO A” and “CDO B”) held by the Company, which are backed by pools of trust preferred securities, future cash flow scenarios for each security were estimated based on varying levels of severity for assumptions of future delinquencies, recoveries and prepayments. These estimated cash flow scenarios were used to determine whether the Company expects to recover the amortized cost basis of the securities. Projected credit losses were compared to the current level of credit enhancement to assess whether the security is expected to incur losses in any future period and therefore become other-than-temporarily impaired.
Upon adoption of FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) in the second quarter of 2009, management reevaluated the other-than-temporary impairment that was previously recognized on CDO A at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) because the amortized cost basis of the security was expected to be recovered, management had no intent to sell the security before recovery and it was more likely than not that the Company would not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, has been applied to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.

During September 2009, CDO A experienced an additional $10.0 million in defaulting collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $70,000 of the security’s amortized cost. In accordance with FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10), the Company recorded an other-than-temporary impairment totaling $696,000, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $70,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $626,000 has been recorded as a reduction of other comprehensive income. Management will continue to monitor this security for further potential impairment.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
(In thousands)	2009	2008

Balance, January 1	$—	$—
Credit losses for which an other-than-temporary impairment was not previously recognized in other comprehensive income	(70)	—

Balance, September 30	$(70)	$—

The following tables set forth information regarding the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) on net income, net income applicable to common shares and earnings per share for the three and nine month periods ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2009	2009
	Net Income and Net Income Applicable to
	Common Shares

Net income	$2,203	$4,406
Non-credit component of other-than-temporary impairment losses adjusted for previously recognized other-than-temporary losses, net of taxes	(269)	(269)

Pro forma net income	1,934	4,137
Preferred stock dividends	(142)	(892)
Prepayment charges and accretion of preferred stock discount	(1,282)	(1,405)

Pro forma net income applicable to common shares	$510	$1,840

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
	Earnings Per Share - Basic

Earnings per share — basic	$0.17	$0.46
Per share effect of non-credit component of other-than-temporary impairment losses adjusted for previously recognized other-than-temporary losses, net of taxes	(0.06)	(0.06)

Pro forma earnings per share — basic	$0.11	$0.40

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
	Earnings Per Share - Diluted

Earnings per share — diluted	$0.17	$0.46
Per share effect of non-credit component of other-than-temporary impairment losses adjusted for previously recognized other-than-temporary losses, net of taxes	(0.06)	(0.06)

Pro forma earnings per share — diluted	$0.11	$0.40

Management reviewed CDO B and assessed the issuer’s ability to continue to make principal and interest payments. The Company did not receive its September interest payment because the security is adding interest to the principal rather than paying out. However, management reviewed various cash flow scenarios driven by varying assumptions (including default rates and recoveries) for this instrument and determined that although current and future deferrals and defaults may cause a temporary break in interest payments, management expects to recover the amortized cost of the security due to the structure of the instrument. The structure is such that payments to all junior subordinated tranches of the instrument (of which there are two) are diverted to senior level tranches until they meet certain over-collateralization tests. Essentially, the senior level tranches will continue to be paid until there are no further funds available from the junior tranches. Because management expects to recover the amortized cost of the security and it is more likely than not that the security will not be sold or be required to be sold before recovery, no other-than-temporary impairment exists at September 30, 2009.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not be required to sell the securities before recovery. Additionally, management has no intent to sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2009. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
(6) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at September 30, 2009 or December 31, 2008.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet	2009	2008	Sheet	2009	2008
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments

Interest rate products	Other assets	$471	$482	Other liabilities	$477	$431

Total derivatives not designated as hedging instruments		$471	$482		$477	$431

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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2009, the Company had ten interest rate swaps with an aggregate notional amount of $35.8 million related to this program. During the three and nine months ended September 30, 2009, the Company recognized net losses of $63,000 and $57,000 respectively, related to changes in the fair value of these swaps. The Company did not have interest rate swap contracts at September 30, 2008.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended September 30, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
		Income on Derivative (1)
	Location of Gain or (Loss)	Three Months Ended September 30,
Derivatives Not Designated as	Recognized in Income on
Hedging Instruments	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$(63)	$—

Total		$(63)	$—

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the nine months ended September 30, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
		Income on Derivative (1)
	Location of Gain or (Loss)	Nine Months Ended September 30,
Derivatives Not Designated as	Recognized in Income on
Hedging Instruments	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$259	$—

Total		$259	$—

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At September 30, 2009, the Company does not expect future nonperformance by counterparties.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2009, the Company has posted collateral of $470,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of September 30, 2009, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.

(7) Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC 820-10). SFAS No. 157 (ASC 820-10) provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (ASC 820-10-65). This FSP delayed the effective date of SFAS No. 157 (ASC 820-10) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP No. FAS 157-2 (ASC 820-10-65) on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
SFAS No. 157 (ASC 820-10) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.
SFAS No. 157 (ASC 820-10) requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about what assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. SFAS No. 157 (ASC 820-10) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$81,395	$—	$81,395	$—
Trust preferred CDOs	485	—	485	—
Collateralized mortgage obligations	48,185	—	48,185	—
GSE mortgage-backed securities	235,641	—	235,641	—

Total available for sale securities	365,706	—	365,706	—
Interest rate swap assets	471	—	471	—
Interest rate swap liabilities	477	—	477	—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury obligations	$9,988	$—	$9,988	$—
GSE obligations	47,387	—	47,387	—
Corporate debt securities	1,987	—	1,987	—
Trust preferred CDOs	1,480	—	—	1,480
Collateralized mortgage obligations	60,750	—	60,750	—
GSE mortgage-backed securities	204,814	—	204,814	—

Total available for sale securities	326,406	—	324,926	1,480
Interest rate swap assets	482	—	482	—
Interest rate swap liabilities	431	—	431	—
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
The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities (CDO A and CDO B) at December 31, 2008. Each of these securities is a collateralized debt obligation backed by trust preferred securities. There is limited trading in these and comparable securities due to recent economic conditions and observable pricing has become more difficult to obtain. At December 31, 2008, the Company obtained valuations from four sources, including broker quotes and cash flow scenario analyses. The fair values obtained were assigned a weighting that was dependent upon the methods used to calculate the prices. Cash flow scenarios (Level 3) were given more weight than broker quotes (Level 2) because the broker quotes were believed to be based on distressed sales, evidenced by the inactive market. The weighting was then used to determine an overall fair value of the securities.
At September 30, 2009, management reviewed the fair values provided by the same pricing sources as used in the previous reporting periods. Based on management’s understanding of the methods employed and the guidance provided by FSP No. FAS 157-4 (ASC 820-10-65), three of the four sources were excluded from the valuation process. These sources were excluded because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values, including a previous source of cash flow scenario analyses that adopted the fair value methodology of a previously excluded source. As a result, broker quotes (Level 2) were used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. The cash flow scenario analyses considered varying default, recovery and prepayment assumptions discounted at a rate representative of yields available for similar investments adjusted for credit risk. Management believes that the broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
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

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2009	2008
	Available for sale securities

Balance, January 1	$1,480	$974
Increase in unrealized holding losses	(299)	(538)
Other-than-temporary impairment	(696)	(219)
Transfers to Level 2	(485)	—
Transfers to Level 3	—	1,642

Balance, September 30	$—	$1,859

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2009	2008
	Restructured Loans and Leases

Balance, January 1	$—	$—
Transfers to Level 3	996	—

Balance, September 30	$996	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the nine months ended September 30, 2009 and September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$3,199	$—	$3,199	$—

Restructured loans	996	—	—	996

Other real estate owned	2,083	—	2,083	—

Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$3,308	$—	$3,308	$—

Other real estate owned	352	—	352	—

Impaired loans and leases were $8.1 million on September 30, 2009. Impaired loans and leases that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. On September 30, 2009, the valuation allowance for collateral-dependent loans and leases was $990,000. The valuation allowance increased by $41,000 during the first nine months of 2009 from $949,000 at December 31, 2008. Impaired loans that have been restructured are valued based on expected future cash flows. The expected future cash flows consider the agreed upon payment terms and various prepayment and default assumptions. These assumptions are not observable and are categorized as Level 3 inputs. On September 30, 2009, the valuation allowance for restructured loans was $109,000. There were no restructured loans at December 31, 2008.
The aggregate fair value of financial assets and financial liabilities presented do not represent the underlying value of the Company taken as a whole. The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The estimated fair value approximates carrying value for cash and cash equivalents, overnight investments and accrued interest receivable and payable. The methodologies for other financial assets and financial liabilities are discussed below:
Loans and leases receivable - Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.
Stock in the Federal Home Loan Bank of Boston - The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB. The FHLB has suspended its quarterly dividend and has placed a moratorium on excess stock repurchases. On August 12, 2009, the FHLB filed its Form 10-Q, for the six months ended June 30, 2009, with the SEC. The FHLB reported a net loss of $87.6 million for the first six months of 2009. Additionally, it reported a decrease in total capital of $830.6 million and an increase in capital stock of $30.7 million during the six months ended June 30, 2009. On October 29, 2009 the FHLB issued a letter to member banks detailing certain highlights from its third quarter of 2009 results. These financial highlights included a net loss of $105.4 million for the quarterly period, while the total capital balance of $2.6 billion remained consistent with that of the second quarter of 2009. Despite the negative trends, the FHLB continues to exceed the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency through September 30, 2009. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSE enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2009. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.
Deposits - The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio was sold in the principal market for such deposits.

Wholesale repurchase agreements - The fair values reported for wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.
Federal Home Loan Bank of Boston borrowings - The fair values reported for FHLB borrowings are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.
Subordinated deferrable interest debentures - The fair values reported for subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.
Financial instruments with off-balance sheet risk - Since the Bank’s commitments to originate or purchase loans, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.
The book values and estimated fair values for the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$19,020	$19,020	$54,344	$54,344
Overnight investments	523	523	1,113	1,113
Available for sale securities	365,706	365,706	326,406	326,406
Stock in the FHLB	16,274	16,274	15,671	15,671
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	711,154	724,243	646,814	662,072
Residential mortgage loans	180,677	184,090	211,325	208,669
Consumer and other loans	208,259	207,509	204,939	199,252
Interest rate swaps	471	471	482	482
Accrued interest receivable	4,826	4,826	5,240	5,240

Liabilities:
Deposits:
Demand deposit accounts	$206,534	$206,534	$176,495	$176,495
NOW accounts	62,333	62,333	56,703	56,703
Money market accounts	50,380	50,380	4,445	4,445
Savings accounts	365,857	365,857	381,106	381,106
Certificate of deposit accounts	406,827	410,157	423,443	427,571
Overnight and short-term borrowings	39,031	39,031	57,676	57,676
Wholesale repurchase agreements	20,000	20,559	10,000	11,075
FHLB borrowings	267,647	294,137	238,936	266,723
Subordinated deferrable interest debentures	13,403	15,156	13,403	15,262
Interest rate swaps	477	477	431	431
Accrued interest payable	1,842	1,842	2,600	2,600

(8) Contingent Liabilities
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. Management believes it more likely than not that the Bank will prevail in its tax position.
(9) U.S. Treasury’s Capital Purchase Program
On August 5, 2009, the Company repurchased the U.S. Treasury Department’s $30.0 million preferred stock investment and exited the Treasury’s Capital Purchase Program (“CPP”). The Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and paid accrued dividends through the date of repurchase of $333,333. The repurchase of the preferred stock investment resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. As part of the CPP, the Company also issued the Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. On September 30, 2009, the Company repurchased the warrant for $1.4 million.
While the Company was not required to raise additional capital in order to repay the CPP funds, the Company’s Board of Directors (the “Board”) believed it was prudent to assure access to capital on reasonable terms should economic conditions deteriorate more than anticipated. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
As a result, the Company entered into a Standby Commitment Letter Agreement (the “Commitment Agreement”) on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary (the “Purchaser”). Pursuant to this commitment, the Company will have the right, exercisable at any time through February 5, 2011, to require the Purchaser to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company (the “Trust Subsidiary”). At the time of the purchase of the trust preferred securities by the Purchaser, the Company would purchase all of the common securities of the Trust Subsidiary, in an amount equal to at least 3% of the total capital of the Trust Subsidiary. The Trust Subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Agreement, the Purchaser deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure the Purchaser’s obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Purchaser, representing 4% of the maximum commitment.

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
As a result of the adoption of FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10), effective April 1, 2009, the Company has revised its critical accounting policy pertaining to other-than-temporary impairment of available for sale securities. FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) applied to existing and new debt securities held by the Company as of April 1, 2009, the beginning of the interim period in which it was adopted. Therefore, the revised accounting policy below represents only the change in the Company’s critical accounting policies from those disclosed in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning April 1, 2009.
Valuation of available for sale securities
Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of September 30, 2009 and December 31, 2008, all of the Company’s investment securities were classified as available for sale.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired. Management considers various factors in making these determinations including the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery.

If the Company determines that a decline in fair value is other-than-temporary and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated comprehensive income. The credit portion of the other-than-temporary impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is other-than-temporary and it will more likely than not sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings. Continued adverse economic and market conditions could result in losses from other-than-temporary impairment.
Overview
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 39. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 38.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 48.
The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 32 to 34.
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

The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 84% (based upon June 2009 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media as well as web-based advertising and promotions.
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
For the nine months ended September 30, 2009, approximately 84% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon on the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2009	2009	2009	2008	2008

Total assets	$1,569,880	$1,584,482	$1,548,863	$1,528,974	$1,489,980
Loans and leases receivable	1,116,627	1,117,655	1,105,298	1,077,742	1,060,739
Available for sale securities	365,706	376,026	356,681	326,406	333,431
Goodwill	12,051	12,051	12,051	12,019	12,019
Core deposits (1)	685,104	681,834	636,240	618,749	615,085
Certificates of deposit	406,827	402,839	419,621	423,443	407,069
Borrowings	340,081	336,244	320,517	320,015	338,862
Common shareholders’ equity	122,476	120,471	122,306	121,010	114,226
Book value per common share	26.57	26.18	26.57	26.45	24.97
Tangible book value per common share	23.96	23.56	23.95	23.82	22.34
Tangible common equity ratio (2) (3)	7.09%	6.90%	7.17%	7.18%	6.92%
Core deposits to total deposits(1) (3)	62.7%	62.9%	60.3%	59.4%	60.2%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing Common Shareholders’ Equity less Goodwill by Total Assets less Goodwill.

(3)	Non-GAAP performance measure.
Total assets increased by $40.9 million since December 31, 2008. Total loans and leases increased by $38.9 million during the first nine months of 2009, with increases in commercial loans and leases of $66.0 million, or 10.0%, and consumer and other loans of $3.2 million, or 1.6%, respectively. The residential mortgage loan portfolio decreased by $30.4 million, or 14.3%. Available for sale securities increased $39.3 million, or 12.0%, since year-end. The Bank’s core deposits increased by $66.4 million, or 10.7%, since year-end. Within this increase, demand deposit accounts increased by $30.0 million, or 17.0%, money market accounts increased by $45.9 million, or 1033.4%, due to a new product offering, NOW accounts increased by $5.6 million, or 9.9%, and savings accounts decreased by $15.2 million, or 4.0%. Certificate of deposit accounts decreased by $16.6 million, or 3.9%, and borrowings increased by $20.1 million, or 6.3%, since year-end. Shareholders’ equity as a percentage of total assets was 7.8% at September 30, 2009 and 9.8% at December 31, 2008.
The Company’s financial position at September 30, 2009 as compared to September 30, 2008 reflects net growth of $55.9 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $84.8 million, or 13.3%. Consumer loans increased $3.9 million, or 1.9%, from the prior year quarter-end. The residential mortgage portfolio declined $32.8 million, or 15.3%, from September 30, 2008. Also, available for sale securities at September 30, 2009 increased by $32.3 million, or 9.7%, from the same period in 2008. Core deposits have increased $70.0 million, or 11.4%, since the prior year quarter-end, with growth centered in money market accounts of $46.4 million, demand deposit accounts of $25.2 million and NOW accounts of $6.1 million. These increases were offset by a decrease in savings accounts of $7.7 million and certificate of deposit accounts of $242,000 since September 30, 2008. Borrowings have increased by $1.2 million from the same period in 2008.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $382.5 million, or 24.4% of total assets at September 30, 2009, compared to $343.2 million, or 22.4% of total assets at December 31, 2008, representing an increase of $39.3 million, or 11.5%. Available for sale securities are recorded at fair value. At September 30, 2009, the fair value of available for sale securities was $365.7 million and carried a total of $4.5 million of net unrealized gain at the end of the quarter, compared to $639,000 at December 31, 2008.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first nine months of 2009, the Company purchased $163.6 million of available for sale securities compared to $116.9 million during the same period in 2008. Maturities, calls and principal repayments totaled $126.5 million for the nine months ended September 30, 2009 compared to $91.1 million for the same period in 2008. Additionally, in the first nine months of 2009, the Company sold $1.9 million of available for sale securities generating gains of $61,000 compared to sales of $22.5 million and gains of $410,000 for the same period in 2008.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired. In making these other-than-temporary determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery.
If the Company determines that a decline in fair value is other-than-temporary and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated comprehensive income. The credit portion of the other-than-temporary impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is other-than-temporary and it will more likely than not sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings.
In performing the analysis for the two collateralized debt obligations (“CDO A” and “CDO B”) held by the Company, which are backed by pools of trust preferred securities, future cash flow scenarios for each security were estimated based on varying levels of severity for assumptions of future delinquencies, recoveries and prepayments. These estimated cash flow scenarios were used to determine whether the Company expects to recover the amortized cost basis of the securities. Projected credit losses were compared to the current level of credit enhancement to assess whether the security is expected to incur losses in any future period and therefore become other-than-temporarily impaired.
Upon adoption of FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) in the second quarter of 2009, management reevaluated the other-than-temporary impairment that was previously recognized on CDO A at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10) because the amortized cost basis of the security was expected to be recovered, management had no intent to sell the security before recovery and it was more likely than not that the Company would not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, has been applied to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.

During September 2009, CDO A experienced an additional $10.0 million in defaulting collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $70,000 of the security’s amortized cost. As a result, the Company recorded an other-than-temporary impairment totaling $696,000, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $70,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $626,000 has been recorded as a reduction of other comprehensive income. Management will continue to monitor this security for further potential impairment.
Management reviewed CDO B and assessed the issuer’s ability to continue to make principal and interest payments. The Company did not receive its September interest payment because the security is adding interest to the principal rather than paying out. However, management reviewed various cash flow scenarios driven by varying assumptions (including default rates and recoveries) for this instrument and determined that although current and future deferrals and defaults may cause a temporary break in interest payments, management expects to recover the amortized cost of the security due to the structure of the instrument. The structure is such that payments to all junior subordinated tranches of the instrument (of which there are two) are diverted to senior level tranches until they meet certain over-collateralization tests. Essentially, the senior level tranches will continue to be paid until there are no further funds available from the junior tranches. Because management expects to recover the amortized cost of the security and it is more likely than not that the security will not be sold, no other-than-temporary impairment exists at September 30, 2009.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not be required to sell the securities before recovery. Additionally, management has no intent to sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2009. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
As of September 30, 2009, the Company’s remaining securities in an unrealized loss position were deemed not to be other-than-temporarily impaired after considering the aforementioned factors. The Company does not have the intent to sell the securities with unrealized losses until recovery or maturity and believes it is more likely than not that it will not be required to sell the securities before recovery and that it will recover the amortized cost basis of the securities.
Loans and Leases
Total loans and leases increased by $38.9 million since December 31, 2008 and stood at $1.12 billion at September 30, 2009. As a percentage of total assets, loans and leases increased to 71.1% at September 30, 2009, compared to 70.5% at December 31, 2008. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company has historically purchased. Total loans and leases as of September 30, 2009 are comprised of three broad categories: commercial loans and leases that aggregate $724.4 million, or 64.9% of the portfolio; residential mortgages that aggregate $182.3 million, or 16.3% of the portfolio; and consumer and other loans that aggregate $209.9 million, or 18.8% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $66.0 million, or 10.0%, during the first nine months of 2009. The primary drivers of this growth occurred in the commercial real estate, commercial and industrial and leasing areas.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans increased $19.3 million, or 11.8%, since year-end.

The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2008, owner-occupied commercial real estate loans decreased by $8.3 million, or 4.7%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2008, CRE loans have increased $36.8 million, or 17.6%, on a net basis.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At September 30, 2009, $7.4 million of purchased government leases were included in the commercial loan and lease portfolio representing a decrease of $1.2 million, or 14.4%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $43.0 million and $35.2 million were included in the commercial and industrial portfolio at September 30, 2009 and December 31, 2008, respectively. Since December 31, 2008, total Macrolease-generated equipment loans and leases increased $22.7 million, or 26.5%, to $108.4 million.
At September 30, 2009, small business loans (business lending relationships of approximately $500,000 or less) were $55.4 million, or 7.7% of the portfolio, compared to $50.5 million, or 7.7% of the portfolio, at December 31, 2008. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.
The Bank is a participant in the U.S. Small Business Administration (“SBA”) Lender Program in both Rhode Island and Massachusetts. The Bank was named the No. 1 SBA lender in Rhode Island as of the SBA’s fiscal year end at September 30, 2009. SBA guaranteed loans exist throughout the portfolios managed by the Bank’s various lending groups.
The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10.0 million or less in total loan commitments).
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. During 2009, the Bank added two mortgage originators to improve business generation, increasing the department to a team of three. Historically, the Bank has purchased residential mortgage loans from third-party originators. During the nine months ended 2009, residential mortgage loans decreased $30.4 million, or 14.3%. During this period, the Bank originated $2.7 million of mortgages for the portfolio. Comparatively, during the first nine months of 2008, the Bank originated $2.1 million of mortgages for the portfolio. No mortgages were purchased for the portfolio during the first nine months of 2009 or 2008. The Bank may purchase residential mortgage loans with high credit quality to utilize available cash flow if and when opportunities arise.
Consumer loans — The consumer loan portfolio increased $3.2 million, or 1.6%, during the first nine months of 2009 as originations and advances of $38.4 million exceeded repayments of $34.9 million. The increase in growth through September 30, 2009 was reflective of the Company’s home equity loan promotions during the first nine months of the year. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commercial loans and leases:
Commercial real estate — owner occupied	$167,222	$175,472
Commercial and industrial	183,911	164,569
Commercial real estate — nonowner occupied	163,766	133,782
Small business	55,442	50,464
Multi-family	58,622	53,159
Construction	23,630	22,300
Leases and other (a)	78,506	63,799

Subtotal	731,099	663,545
Unearned lease income	(9,218)	(6,980)
Net deferred loan origination costs	2,540	1,857

Total commercial loans and leases	724,421	658,422

Residential mortgage loans:
One- to four-family adjustable rate	112,098	126,689
One- to four-family fixed rate	69,702	85,057

Subtotal	181,800	211,746
Premium on loans acquired	528	953
Net deferred loan origination fees	(25)	(34)

Total residential mortgage loans	182,303	212,665

Consumer loans:
Home equity — term loans	123,662	127,142
Home equity — lines of credit	83,404	76,038
Unsecured and other	1,743	2,216

Subtotal	208,809	205,396
Net deferred loan origination costs	1,094	1,259

Total consumer loans	209,903	206,655

Total loans and leases receivable	$1,116,627	$1,077,742

(a)	Included within commercial loans and leases were leases held for sale of $156,000 at December 31, 2008. There were no leases held for sale at September 30, 2009.
Deposits
Total deposits increased by $49.7 million, or 4.8%, during the first nine months of 2009, from $1.04 billion, or 68.2% of total assets at December 31, 2008 to $1.09 billion, or 69.6% of total assets at September 30, 2009.
The following table sets forth certain information regarding deposits:

	September 30, 2009			December 31, 2008
		Percent	Weighted		Percent	Weighted
		Of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$62,333	5.7%	0.08%	$56,703	5.5%	0.10%
Money market accounts	50,380	4.6%	1.26%	4,445	0.4%	0.39%
Savings accounts	365,857	33.5%	0.77%	381,106	36.6%	1.46%
Certificate of deposit accounts	406,827	37.3%	2.12%	423,443	40.6%	3.29%

Total interest bearing deposits	885,397	81.1%	1.37%	865,697	83.1%	2.26%
Noninterest bearing accounts	206,534	18.9%	0.00%	176,495	16.9%	0.00%

Total deposits	$1,091,931	100.0%	1.11%	$1,042,192	100.0%	1.89%

During the first nine months of 2009, competition for deposits remained strong in the Company’s market areas. Money market accounts and demand deposit accounts grew $45.9 million and $30.0 million, respectively, over the past nine months. NOW accounts grew to $62.3 million, an increase of $5.6 million from $56.7 million at December 31, 2008. These increases offset the decline in certificate of deposit accounts (“CDs”) of $16.6 million and savings accounts of $15.2 million. At September 30, 2009, brokered CDs were $28.5 million, or 2.6% of total deposits, compared to $30.0 million, or 2.9% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
Borrowings
On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and may utilize FHLB borrowings, brokered deposits or repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk. The Bank also may borrow from the Federal Reserve “discount window” on occasion to support its liquidity.
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $18.6 million during the first nine months of 2009 from the December 31, 2008 level of $57.7 million. FHLB borrowings increased by $28.7 million from the December 31, 2008 amount of $238.9 million. Wholesale repurchase agreements increased by $10.0 million from the December 31, 2008 balance of $10.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.
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
Nonperforming assets — At September 30, 2009, the Company had nonperforming assets of $16.9 million, representing 1.08% of total assets compared to nonperforming assets of $15.2 million, or 1.00% of total assets at December 31, 2008.
The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$13,965	$14,045
Loans and leases past due 90 days or more, but still accruing	275	324
Restructured loans and leases on a nonaccrual basis	659	—

Total nonperforming loans and leases	14,899	14,369
Other real estate owned	1,995	863

Total nonperforming assets	$16,894	$15,232

Delinquent loans and leases 60-89 days past due	$1,384	$3,782
Restructured loans and leases not included in nonperforming assets	$446	$32
Nonperforming loans and leases as a percent of total loans and leases	1.33%	1.33%
Nonperforming assets as a percent of total assets	1.08%	1.00%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.12%	0.35%

Included in nonaccrual loans and leases at September 30, 2009 were $8.1 million of impaired loans and leases, with specific impairment reserves against these loans of $1.1 million. At December 31, 2008, there were $10.3 million of impaired loans and leases with specific impairment reserves of $949,000.
The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial Real Estate Nonperforming Loans	$3,159	$4,884
Commercial and Industrial Nonperforming Loans	3,263	2,802
Small Business Nonperforming Loans	585	892
Multifamily Nonperforming Loans	205	—
Construction Nonperforming Loans	469	1,000
Nonperforming Leases	1,059	428
Residential Nonperforming Loans	5,175	4,314
Consumer Nonperforming Loans	984	49

Total Nonperforming Loans and Leases	$14,899	$14,369

The Company evaluates the underlying collateral of each nonperforming loan and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in the first nine months of 2009 compared to years past. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Higher-Risk Loans - Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value ratio loans, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations. As of September 30, 2009 and December 31, 2008, the Company had $115.3 million and $132.3 million, respectively, of junior lien home equity loans and lines of credit. The allowance for loan and lease losses attributable to these loans at September 30, 2009 and December 31, 2008 were $1.1 million and $1.2 million. Other types of higher-risk loans are either not material to the Company’s consolidated financial statements or do not exist in the Company’s portfolio.
Adversely classified assets - The Company’s management classifies certain assets as “substandard,” “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
At September 30, 2009, the Company had $23.3 million of assets that were classified as substandard. This compares to $22.7 million of assets that were classified as substandard at December 31, 2008. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At September 30, 2009, included in the assets that were classified as substandard were $8.4 million of performing loans. This compares to $8.3 million of adversely classified performing loans as of December 31, 2008. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
During the first nine months of 2009, the Company made additions to the allowance for loan and lease losses of $6.1 million and experienced net charge-offs of $4.2 million compared to additions to the allowance for loan and lease losses of $2.8 million and net charge-offs of $1.2 million for the first nine months of 2008. The net charge-offs were primarily within the commercial loans and leases and residential mortgage portfolios. At September 30, 2009, the allowance for loan and lease losses stood at $16.5 million and represented 110.9% of nonperforming loans and leases and 1.48% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $14.7 million, representing 102.05% of nonperforming loans and 1.36% of total loans and leases outstanding at December 31, 2008.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Balance at beginning of period	$14,664	$12,619

Loans and leases charged-off:

Commercial real estate loans	(50)	(174)

Commercial and industrial loans	(1,770)	—

Small business loans	(864)	(100)

Leases	(67)	(29)

Residential mortgage loans	(1,486)	(908)

Consumer and other loans	(59)	(67)

Total loans charged-off	(4,296)	(1,278)

Recoveries of loans and leases previously charged-off:

Commercial and industrial loans	13	31

Small business loans	11	20

Leases	4	16

Residential mortgage loans	2	—

Consumer and other loans	29	21

Total recoveries of loans previously charged-off	59	88

Net charge-offs	(4,237)	(1,190)

Provision for loan and lease losses charged against income	6,110	2,770

Balance at end of period	$16,537	$14,199

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	September 30, 2009	December 31, 2008
	(In thousands)

Loan category

Commercial loans and leases	$12,245	$10,708

Residential mortgage loans	1,501	1,239

Consumer and other loans	1,516	1,609

Unallocated	1,275	1,108

Total	$16,537	$14,664

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.3 million at September 30, 2009 compared to $1.1 million at December 31, 2008. Management believes that the allowance for loan and lease losses, as of September 30, 2009, is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands, except per share data)	2009	2009	2009	2008	2008

Income statement data:
Net interest income	$12,666	$11,573	$11,082	$11,715	$11,921
Noninterest income	2,241	2,214	2,357	2,881	2,333
Noninterest expense	9,812	10,145	9,623	9,510	9,304
Net income	2,203	740	1,463	2,253	2,324
Net income applicable to common shares	779	303	1,027	2,195	2,324

Per share data:
Diluted earnings per share	$0.17	$0.07	$0.22	$0.48	$0.50
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.38%	3.10%	3.08%	3.29%	3.34%
Return on assets (2) (5)	0.56%	0.19%	0.39%	0.59%	0.62%
Return on equity (3) (5)	2.54%	1.00%	4.88%	5.09%	8.20%
Efficiency ratio (4) (5)	65.82%	73.58%	71.60%	65.15%	65.27%

(1)	Calculated by dividing annualized Net Interest Income by Average Interest-Earning Assets.

(2)	Calculated by dividing annualized Net Income by Average Total Assets.

(3)	Calculated by dividing annualized Net Income Applicable to Common Shares by Average Common Shareholders’ Equity.

(4)	Calculated by dividing Noninterest Expense by Net Interest Income plus Noninterest Income.

(5)	Non-GAAP performance measure.
The Company’s 2009 third quarter net income of $2.2 million increased by $1.5 million, or 197.7%, from the prior quarter (three months ended June 30, 2009). Net income was down $121,000, or 5.2%, on a comparative quarter basis (as compared to the three months ended September 30, 2008). Diluted earnings per common share (“EPS”) were up 142.9% on a linked-quarter basis (as compared to the three months ended June 30, 2009) and decreased 66.0% as compared to the same quarter a year ago.
The third quarter 2009 net interest income increased by $1.1 million, or 9.4%, as compared to the second quarter of 2009. The increase in the net interest margin of 28 basis points (“bps”), to 3.38%, was due to the lower cost of liabilities of 34 bps and the increase in the yield on earning assets of 3 bps.
Compared to the third quarter of 2008, net interest income increased by $745,000, or 6.2%, with a decrease in the yield on earning assets of 58 bps exceeded by decreases in the cost of funds of 71 bps. The Bank did not receive FHLB dividends during the third quarter of 2009, compared to $119,000 during the same period in the prior year.
The provision for loan and lease losses of $1.9 million for the three months ended September 30, 2009 decreased by $700,000, or 26.9%, on a linked-quarter basis. In comparison to the third quarter of 2008, the provision for loan and lease losses increased by $385,000, or 25.4%, from $1.5 million. The Bank made additions to the allowance for loan and lease losses during the third quarter of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year third quarter, growth in the commercial loan portfolio and general economic conditions.

Noninterest income for the third quarter of 2009 increased on a linked-quarter basis by $27,000. Commissions on nondeposit investment products increased by $211,000 and deposit service charges increased $29,000 during the third quarter of 2009 while loan related fees declined by $154,000 largely due to credit valuation adjustments of interest rate swap assets and liabilities. In addition, a loss of $70,000 reduced noninterest income as a result of an available for sale security deemed other-than-temporarily impaired.
In comparison to the 2008 third quarter, noninterest income was down $92,000. The third quarter of 2008 benefited from gains on the sale of available for sale securities of $168,000, while no securities were sold during the third quarter of 2009. Service charges on deposit accounts declined $73,000, loan related fees declined $61,000, net gains on lease sales and commissions on loans declined $42,000 and other miscellaneous income declined $92,000. These declines were offset by lower impairment of available for sale securities of $149,000, increases in commissions on nondeposit investment products of $148,000 and increased income from bank-owned life insurance of $47,000.
Noninterest expenses decreased on a linked-quarter basis by $333,000, or 3.3%, with a decrease in FDIC insurance of $674,000 primarily due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and a decrease in professional services of $37,000. Increases in salaries and employee benefits of $298,000, loan workout and other real estate owned costs of $70,000 and occupancy expense of $32,000 partially offset the decreases.
Third quarter 2009 noninterest expenses increased $508,000, or 5.5%, compared to the third quarter of 2008. FDIC insurance costs increased $286,000 due to an increase in assessment rates for 2009. Salaries and benefits increased $157,000, or 3.1%, loan workout and other real estate owned costs increased $141,000, or 180.8%, and other miscellaneous expenses increased $155,000, or 18.2%, compared to the third quarter a year ago. Within the net increase in noninterest expenses were decreases in professional services costs of $100,000, or 14.1%, marketing of $40,000, or 10.9%, data processing of $38,000, or 5.5%, and occupancy of $35,000, or 3.9%.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the third quarter of 2009, each of these metrics improved compared to the prior quarter. Compared to the same quarter of the prior year, return on assets declined 6 bps and the efficiency ratio declined 55 bps. The decline of return on equity of 566 bps was largely due to the preferred stock dividends and discount associated with the Company’s participation in the U.S. Treasury’s Capital Purchase Program. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended September 30, 2009 and 2008
Net Interest Income
Net interest income for the quarter ended September 30, 2009 was up $745,000, or 6.2%, from the $11.9 million earned in the third quarter of 2008. Net interest margin for the third quarter of 2009 of 3.38% increased from the net interest margin for the 2008 period of 3.34%. Average earning assets were up $71.0 million, or 5.0%, and average interest-bearing liabilities were up $38.0 million, or 3.2%, from the comparable period a year earlier.

Average Balances, Yields and Costs - The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the three month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans. Available for sale securities are stated at amortized cost.

	For the three months ended September 30,
	2009			2008
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield

Assets
Earning assets:
Overnight investments	$851	$1	0.06%	$1,005	$6	2.13%
Available for sale securities	360,586	3,876	4.26%	346,930	4,261	4.89%
Stock in the FHLB	16,024	—	0.00%	15,671	119	3.02%
Loans and leases receivable:
Commercial loans and leases	718,175	10,437	5.78%	634,541	10,076	6.32%
Residential mortgage loans	187,041	2,302	4.92%	219,265	2,899	5.29%
Consumer and other loans	212,109	2,384	4.46%	206,381	2,776	5.35%

Total earning assets	1,494,786	19,000	5.06%	1,423,793	20,137	5.64%

Cash and due from banks	16,828			20,813
Allowance for loan and lease losses	(17,088)			(13,456)
Premises and equipment	12,604			13,057
Goodwill, net	12,051			12,019
Accrued interest receivable	4,355			4,965
Bank-owned life insurance	29,465			24,794
Prepaid expenses and other assets	9,865			8,907

Total assets	$1,562,866			$1,494,892

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$65,365	$13	0.08%	$60,800	$33	0.22%
Money market accounts	43,543	140	1.27%	5,400	17	1.22%
Savings accounts	369,019	707	0.76%	383,211	1,510	1.57%
Certificate of deposit accounts	398,923	2,448	2.43%	389,601	3,213	3.28%
Overnight and short-term borrowings	41,566	19	0.19%	52,493	209	1.58%
Wholesale repurchase agreements	15,326	141	3.63%	10,000	136	5.32%
FHLB borrowings	276,722	2,691	3.81%	270,952	2,864	4.20%
Subordinated deferrable interest debentures	13,403	175	5.18%	13,403	234	6.97%

Total interest-bearing liabilities	1,223,867	6,334	2.05%	1,185,860	8,216	2.76%

Noninterest-bearing deposits	197,313			176,491
Other liabilities	5,866			19,835

Total liabilities	1,427,046			1,382,186

Shareholders’ equity:	135,820			112,706

Total liabilities and shareholders’ equity	$1,562,866			$1,494,892

Net interest income		$12,666			$11,921

Net interest rate spread			3.01%			2.88%

Net interest rate margin			3.38%			3.34%

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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(4)	$(1)	$(5)
Available for sale securities	(483)	98	(385)
Stock in the FHLB	(122)	3	(119)
Commercial loans and leases	(1,156)	1,517	361
Residential mortgage loans	(196)	(401)	(597)
Consumer and other loans	(391)	(1)	(392)

Total interest income	(2,352)	1,215	(1,137)

Interest expense:
NOW accounts	(22)	2	(20)
Money market accounts	1	122	123
Savings accounts	(749)	(54)	(803)
Certificate of deposit accounts	(840)	75	(765)
Overnight and short-term borrowings	(153)	(36)	(189)
Wholesales repurchase agreements	(52)	56	4
FHLB borrowings	(240)	67	(173)
Subordinated deferrable interest debentures	(59)	—	(59)

Total interest expense	(2,114)	232	(1,882)

Net interest income	$(238)	$983	$745

Interest Income — Investments — Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $3.9 million for the quarter ended September 30, 2009, compared to $4.4 million for the 2008 period. The decrease in total investment income was $509,000, or 11.6%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases - Interest from loans and leases was $15.1 million for the quarter ended September 30, 2009 and represented a yield on total loans and leases of 5.38%. This compares to $15.8 million of interest and a yield of 5.91% for the third quarter of 2008. Interest income decreased $628,000, or 4.0%, with the decrease in yield on loans and leases of 53 bps partially offset by the increase in the average balance of loans and leases of $57.1 million, or 5.4%.
The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2008 as follows: commercial loans and leases increased $83.6 million, or 13.2%; consumer and other loans increased $5.7 million, or 2.8%; and residential mortgage loans decreased $32.2 million, or 14.7%. Changes in the average yields from the third quarter of 2008 were as follows: commercial loans and leases decreased 54 bps to 5.78%; consumer and other loans decreased 89 bps to 4.46%; and residential mortgage loans decreased 37 bps to 4.92%.

Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $1.9 million, or 22.9%, to $6.3 million for the three months ended September 30, 2009, down from $8.2 million for the same period during 2008. The overall average cost for interest-bearing liabilities decreased 71 bps to 2.05% for the third quarter of 2009, compared to 2.76% for the third quarter of 2008. The average balance of total interest-bearing liabilities increased $38.0 million to $1.22 billion for the three months ended September 30, 2009 compared to the same period in 2008.
The growth in deposit average balances was centered primarily in money market accounts up $38.1 million, or 706.3%, and CDs up $9.3 million, or 2.4%. The increase was somewhat offset by a decrease in savings accounts of $14.2 million, or 3.7%.
Borrowings decreased as compared to the third quarter of 2008, with a decrease in short-term borrowings of $10.9 million, or 20.8%, offset with an increase in FHLB funding of $5.8 million, or 2.1%, and repurchase agreements of $5.3 million, or 53.3%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, lower Federal Funds rates, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates have decreased the cost of interest-bearing liabilities in the third quarter of 2009 compared to the same period in 2008.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.9 million for the quarter ended September 30, 2009, compared to $1.5 million for the third quarter of 2008. The Bank made additions to the allowance for loan and lease losses during the third quarter of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the prior year third quarter, growth in the commercial loan and lease portfolio and general economic conditions.
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
Noninterest Income
Total noninterest income decreased $92,000, or 3.9%, to $2.2 million for the third quarter of 2009, from $2.3 million for the third quarter of 2008. Impairment on available for sale securities decreased $149,000, or 68.0%, commissions on nondeposit investment products increased by $148,000, or 85.1%, and income from bank-owned life insurance increased by $47,000, or 17.7%. In the third quarter of 2009, the Company experienced lower service charges on deposit accounts of $73,000, or 5.0%, lower loan related fees of $61,000, or 44.9%, and lower other miscellaneous income of $92,000, or 32.4%. Net gains on lease sales and loan commissions were down $42,000, or 76.4%, as market conditions led to a contraction in the number of buyers for these assets. In addition, the third quarter of 2008 benefited from gains on the sale of available for sale securities of $168,000, while no securities were sold during the third quarter of 2009.
Noninterest Expense
Noninterest expense for the third quarter of 2009 increased $508,000, or 5.5%, to $9.8 million from $9.3 million in 2008.

FDIC insurance expense increased $286,000, or 132.4%, compared to the third quarter a year ago, due to an increase in assessment rates for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits.
Additionally, salaries and employee benefits increased $157,000, loan workout and other real estate owned expenses increased $141,000 and other miscellaneous expenses increased $155,000. The expense increases were partially offset by decreases in professional services of $100,000, marketing of $40,000, data processing of $38,000 and occupancy of $35,000.
Overall, the increases in FDIC insurance, salaries and employee benefits and loan workout and other real estate owned expense exceeded the cost savings that were realized in the remaining noninterest expense areas. Although the net interest margin for the third quarter of 2009 improved compared to the same period in the prior year, the increases in noninterest expenses combined with the decline in noninterest income caused the Company’s efficiency ratio to increase to 65.82% for the third quarter of 2009 compared to the efficiency ratio of 65.27% for the same period in the prior year.
Income Tax Expense
Income tax expense of $992,000 was recorded for the three months ended September 30, 2009, compared to $1.1 million for the same period during 2008. This represented total effective tax rates of 31.0% and 32.3%, respectively. A decline in projected pretax income caused the effective tax rate for the third quarter of 2009 to decrease compared to the same quarter of 2008. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. Management believes it more likely than not that the Bank will prevail in its tax position.
Results of Operations — Comparison of the Nine Months Ended September 30, 2009 and 2008
General
Net income for the first nine months of 2009 decreased $2.5 million, or 36.1%, to $4.4 million, or $0.46 per diluted common share from $6.9 million, or $1.49 per diluted common share for the first nine months of 2008.
Net Interest Income
For the nine months ended September 30, 2009, net interest income was $35.3 million, compared to $33.7 million for the 2008 period. The net interest margin for the first nine months of 2009 and 2008 was 3.19%. The increase in net interest income of $1.7 million, or 5.0%, was attributable to savings on interest-bearing liabilities of 75 bps compared to the same period in 2008. Average earning assets were $70.8 million, or 5.0% higher, and average interest-bearing liabilities were $35.2 million, or 3.0% higher, than the comparable period a year earlier.

Average Balances, Yields and Costs - The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the nine month periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances and include nonperforming loans and leases. Available for sale securities are stated at amortized cost.

	Nine Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$1,607	$10	0.80%	$10,971	$261	3.17%
Available for sale securities	358,019	11,626	4.34%	336,813	12,408	4.92%
Stock in the FHLB	15,790	—	0.00%	15,671	512	4.36%
Loans and leases receivable:
Commercial loans and leases	695,368	30,184	5.80%	605,435	29,624	6.53%
Residential mortgage loans	197,588	7,422	5.01%	230,689	9,232	5.34%
Consumer and other loans	211,613	7,110	4.49%	209,608	8,613	5.49%

Total earning assets	1,479,985	56,352	5.08%	1,409,187	60,650	5.74%

Cash and due from banks	19,122			22,395
Allowance for loan and lease losses	(15,852)			(12,976)
Premises and equipment	12,528			13,311
Goodwill, net	12,056			11,969
Accrued interest receivable	4,286			4,982
Bank-owned life insurance	29,164			24,536
Prepaid expenses and other assets	9,787			7,733

Total assets	$1,551,076			$1,481,137

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$64,576	$45	0.09%	$60,970	$138	0.30%
Money market accounts	21,602	192	1.19%	5,632	65	1.53%
Savings accounts	380,308	2,720	0.96%	394,435	5,688	1.93%
Certificate of deposit accounts	414,011	9,069	2.93%	381,522	10,905	3.82%
Overnight and short-term borrowings	46,253	67	0.20%	55,586	853	2.05%
Wholesale repurchase agreements	11,795	408	4.62%	10,000	404	5.32%
FHLB borrowings	258,189	7,966	4.07%	253,420	8,234	4.34%
Subordinated deferrable interest debentures	13,403	564	5.61%	13,403	710	7.07%

Total interest-bearing liabilities	1,210,137	21,031	2.32%	1,174,968	26,997	3.07%

Noninterest-bearing deposits	184,747			175,749
Other liabilities	11,539			17,013

Total liabilities	1,406,423			1,367,730

Shareholders’ Equity:	144,653			113,407

Total liabilities and shareholders’ equity	$1,551,076			$1,481,137

Net interest income		$35,321			$33,653

Net interest rate spread			2.76%			2.68%

Net interest rate margin			3.19%			3.19%

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

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(117)	$(134)	$(251)
Available for sale securities	(1,230)	448	(782)
Stock in the FHLB	(516)	4	(512)
Commercial loans and leases	(4,293)	4,853	560
Residential mortgage loans	(554)	(1,256)	(1,810)
Consumer and other loans	(1,342)	(161)	(1,503)

Total interest income	(8,052)	3,754	(4,298)

Interest expense:
NOW accounts	(100)	7	(93)
Money market accounts	(17)	144	127
Savings accounts	(2,770)	(198)	(2,968)
Certificate of deposit accounts	(2,696)	860	(1,836)
Overnight and short-term borrowings	(662)	(124)	(786)
Wholesale repurchase agreements	(58)	62	4
FHLB borrowings	(440)	172	(268)
Subordinated deferrable interest debentures	(146)	—	(146)

Total interest expense	(6,889)	923	(5,966)

Net interest income	$(1,163)	$2,831	$1,668

Interest Income - Investments - Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $11.6 million for the nine months ended September 30, 2009, compared to $13.2 million for the 2008 period. The decrease in total investment income was $1.5 million, or 11.7%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and GSE obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income - Loans and Leases - Interest from loans and leases was $44.7 million for the nine months ended September 30, 2009, and represented a yield on total loans and leases of 5.41%. This compares to $47.5 million of interest, and a yield of 6.05%, for the same period a year ago. Interest income decreased $2.8 million, or 5.8%, with the decrease in yield on loans and leases of 64 bps partially offset by the increase in the average balance of loans and leases of $58.8 million, or 5.6%.
The average balance of the components of the loan and lease portfolio for the nine months ended September 30, 2009 changed compared to the same period in 2008 as follows: commercial loans and leases increased $89.9 million, or 14.9%; consumer and other loans increased $2.0 million, or 1.0%; and residential mortgage loans decreased $33.1 million, or 14.3%. Changes in the average yields for the nine months ended September 30, 2009 compared to the same period in 2008 were as follows: commercial loans and leases decreased 73 bps to 5.80%; consumer and other loans decreased 100 bps to 4.49%; and residential mortgage loans decreased 33 bps to 5.01%.

Interest Expense - Deposits and Borrowings - Interest paid on deposits and borrowings decreased $6.0 million, or 22.1%, to $21.0 million for the nine months ended September 30, 2009, from $27.0 million for the same period during 2008. The overall average cost for interest-bearing liabilities decreased 75 bps to 2.32% for the first nine months of 2009, compared to 3.07% for the first nine months of 2008. The average balance of total interest-bearing liabilities increased $35.2 million to $1.21 billion for the first nine months of 2009 compared to the same period in 2008. The growth in deposit average balances was centered primarily in CD accounts up $32.5 million, or 8.5%, and money market accounts up $16.0 million, or 283.53%. Slightly offsetting the increase in CD accounts were decreases in saving accounts of $14.1 million, or 3.6%.
The average balance of borrowings decreased for the first nine months of 2009 compared to the prior year, with a decrease in short-term borrowings of $9.3 million, or 16.8%, slightly offset by an increase in FHLB borrowings of $4.8 million, or 1.9%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, lower Federal Funds rates, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates have decreased the cost of interest-bearing liabilities for the first nine months of 2009 compared to the same period in 2008.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the nine months ended September 30, 2009, the provision for loan and lease losses was $6.1 million, up from the $2.8 million recorded during the same period in 2008. The Bank made additions to the allowance for loan and lease losses during the first nine months of 2009 in response to increased nonperforming and classified loans, higher charge-offs compared to the same period in the prior year, growth in the commercial loan portfolio and general economic conditions.
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
Noninterest Income
Total noninterest income decreased $916,000, or 11.9%, to $6.8 million for the first nine months of 2009 from $7.7 million for the same period in 2008. Loan related fees increased by $260,000, or 58.7%, primarily due to a newly available interest rate swap product, other-than-temporary impairment losses decreased by $149,000, or 68.0%, and income from bank-owned life insurance increased $123,000, or 15.7%, compared to the first nine months of 2008. During the first nine months of 2009, the Company recognized lower service charges on deposit accounts of $379,000, or 8.7%, commissions on nondeposit investment products of $40,000, or 6.4%, and other miscellaneous income of $367,000. Net gains on lease sales and loan commissions were down $313,000, or 83.7%, as market conditions led to a contraction in the number of buyers for these assets. In addition, gains on the sale of available for sale securities decreased $349,000.

Noninterest Expense
Noninterest expense for the first nine months of 2009 increased $1.2 million, or 4.2%, to $29.6 million from $28.4 million in 2008.
FDIC insurance expense increased $1.6 million, or 332.0%, compared to the first nine months of 2008, due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and an increase in assessment rates for 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on all FDIC- insured financial institutions’ assets less Tier 1 capital as of June 30, 2009. The rule also permits the FDIC to levy an additional 5 basis points in special assessments after September 30, 2009. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates range from 12 to 50 basis points per $100 of deposits.
The increase in FDIC insurance expense was partially offset by decreases in professional services of $245,000, data processing of $175,000, marketing of $126,000, equipment of $98,000 and other miscellaneous costs of $61,000.
Overall, with the decrease in noninterest income and the increase in noninterest expense, the Company’s efficiency ratio of 70.21% for the first nine months of the year increased from the efficiency ratio of 68.57% for the same period in the prior year.
Income Tax Expense
Income tax expense of $2.0 million was recorded for the nine months ended September 30, 2009, compared to $3.3 million for the same period during 2008. This represented total effective tax rates of 31.6% and 32.7%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2009, overnight investments and available for sale securities amounted to $366.2 million, or 23.3% of total assets. This compares to $327.5 million, or 21.4% of total assets at December 31, 2008. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window” and/or issuance of senior unsecured debt as defined under the FDIC’s Temporary Liquidity Guarantee Program. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources
Total shareholders’ equity of the Company was $122.5 million at September 30, 2009 compared to $149.6 million at December 31, 2008. Net income of $4.4 million, increased net unrealized holding gains on available for sale securities of $3.1 million, stock option activity (stock option exercises, share-based compensation and related tax benefits) of $599,000 and Macrolease contingent share payments of $78,000 were offset by redemption of preferred stock of $30.0 million, common stock dividends of $2.3 million, repurchase of warrant of $1.4 million, preferred stock dividends of $892,000, non-credit portion of other-than-temporary impairment of $406,000 and treasury stock acquisitions of $254,000.
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
As of September 30, 2009, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$120,467	7.80%	$61,785	4.00%	$77,232	5.00%
Tier I capital (to risk weighted assets)	120,467	10.82%	44,538	4.00%	66,807	6.00%
Total capital (to risk weighted assets)	134,413	12.07%	89,076	8.00%	111,345	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,662	7.64%	$62,111	4.00%	$77,639	5.00%
Tier I capital (to risk weighted assets)	118,662	10.66%	44,509	4.00%	66,763	6.00%
Total capital (to risk weighted assets)	132,608	11.92%	89,017	8.00%	111,271	10.00%

At December 31, 2008:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$150,169	10.04%	$59,837	4.00%	$74,796	5.00%
Tier I capital (to risk weighted assets)	150,169	14.23%	42,202	4.00%	63,302	6.00%
Total capital (to risk weighted assets)	163,368	15.48%	84,403	8.00%	105,504	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,197	7.92%	$59,669	4.00%	$74,586	5.00%
Tier I capital (to risk weighted assets)	118,197	11.21%	42,180	4.00%	63,269	6.00%
Total capital (to risk weighted assets)	131,396	12.46%	84,359	8.00%	105,449	10.00%

On August 5, 2009, the Company repurchased the U.S. Treasury Department’s $30.0 million preferred stock investment and exited the Treasury’s Capital Purchase Program (“CPP”). The Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and paid accrued dividends through the date of repurchase of $333,333. The repurchase of the preferred stock investment resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. As part of the CPP, the Company also issued the Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. On September 30, 2009, the Company repurchased the warrant for $1.4 million.
The following table sets forth information regarding the effect of preferred stock dividend and discount amounts on earnings per share - diluted. Management believes this non-GAAP measure to be useful in comparing the Company’s operating results to the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Earnings per share — diluted	$0.17	$0.50	$0.46	$1.49
Effect of preferred shares dividend	0.03	—	0.19	—
Effect of preferred shares discount	0.28	—	0.30	—

Non-GAAP earnings per common share — diluted	$0.48	$0.50	$0.95	$1.49

While the Company was not required to raise additional capital in order to repay the CPP funds, the Company’s Board of Directors (the “Board”) believed it was prudent to assure access to capital on reasonable terms should economic conditions deteriorate more than anticipated. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
As a result, the Company entered into a Standby Commitment Letter Agreement (the “Commitment Agreement”) on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary (the “Purchaser”). Pursuant to this commitment, the Company will have the right, exercisable at any time through February 5, 2011, to require the Purchaser to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company (the “Trust Subsidiary”). At the time of the purchase of the trust preferred securities by the Purchaser, the Company would purchase all of the common securities of the Trust Subsidiary, in an amount equal to at least 3% of the total capital of the Trust Subsidiary. The Trust Subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Agreement, the Purchaser deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure the Purchaser’s obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Purchaser, representing 4% of the maximum commitment.
Recent Accounting Pronouncements
See Note 4 - Recent Accounting Pronouncements of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of 200 bps interest rate ramps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift up or down 200 bps (to not less than a rate of 0.00%) over a 12-month time period, estimated net interest income should decline by no more than 10.0%. As of September 30, 2009, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate ramps on the Company’s estimated net interest income over a 12- month period beginning October 1, 2009:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 200 bps	$(315)	0.6%
Down 200 bps	(3,568)	(6.8%)
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2009, the Company’s one year cumulative gap was a positive $128.3 million, or 8.2% of total assets.
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
Item 4. Submission of Matters to a Vote of the Security Holders
No information to report.
Item 5. Other Information
No information to report.

Item 6. Exhibits
10.6(b)	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan

12.1	Computation of Ratios of Earnings to Fixed Charges

12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

November 4, 2009 (Date)	/s/ Merrill W. Sherman Merrill W. Sherman
President and Chief Executive Officer

November 4, 2009 (Date)	/s/ Linda H. Simmons Linda H. Simmons
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
10.6	(b)	Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan

12.1		Computation of Ratios of Earnings to Fixed Charges

12.2		Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002