Form 10-K
period 2009-12-31
BANCORP RHODE ISLAND INC
filed 2010-03-16
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
(Annual Report Under Section 13 of the Securities Exchange Act of 1934)
For the fiscal year ended December 31, 2009
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
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Select Market SM was $72,380,323.
As of February 28, 2010, there were 4,617,594 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.
Documents incorporated by reference:
Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.
See pages 57 to 59 for the exhibit index.

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
ITEM 1. BUSINESS
Introduction
Bancorp Rhode Island, Inc. (“we” or the “Company”), a Rhode Island corporation, is the holding company for Bank Rhode Island (the “Bank”). The Company has no significant assets other than the common stock of the Bank. For this reason, substantially all of the discussion in this document relates to the operations of the Bank and its wholly-owned subsidiaries, which include BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment financing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company).
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
The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, two national and one regional. Based on total deposits as of June 30, 2009 (excluding one bank that draws its deposits primarily from the internet), the Bank is the fifth largest bank in Rhode Island and the only mid-sized commercially focused bank headquartered in Providence, the State’s capital. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans, commercial leases, deposit products, nondeposit investment products, cash management and online banking services, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

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
Overview
The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in the Bank’s predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as “core deposits.” The Bank has stressed development of full relationships with customers, including its commercial customers, who tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Since inception, the Bank has grown its consumer loan portfolio, acquired an equipment financing company, added sales of investment products and begun a private banking group.
In March 2009, the Bank marked its thirteenth year in business. During the past thirteen years, the Company has grown its assets, deposits and customer base significantly and has expanded the depth and breadth of its management team and staff. Also, the Bank has substantially enlarged and improved its branch network and enhanced its operating systems and infrastructure. The Bank was named the U.S. Small Business Administration’s (“SBA”) No. 1 lender in Rhode Island as of the SBA’s September 30, 2009 fiscal year end.
The Company continues to transition from a young, high growth de novo bank into a more mature institution, which seeks to better leverage the footprint it has built and investments it has made. The Company continued to achieve double-digit commercial loan and lease growth in 2009, with commercial outstandings increasing 11.2% from $658.4 million at the prior year-end to $732.4 million at December 31, 2009. Residential mortgages and consumer loans declined compared to 2008 as the Company continued its strategic conversion to a more commercially-oriented balance sheet.
During the year, the Company added $9.9 million to its allowance for loan and lease losses. The provision exceeded net charge-offs by $1.9 million. The increased provision served to strengthen the ratio of the allowance to loans and leases to 1.49 percent at December 31, 2009, up from 1.36 percent at December 31, 2008. Nonperforming loans and leases at December 31, 2009 totaled $18.3 million, up from $14.4 million a year ago. As a percentage of total loans and leases, nonperforming loans and leases ended 2009 at 1.65 percent, compared to 1.33 percent at the end of the year in 2008. The Company believes its net charge-offs and nonperforming loan and lease ratio continue to compare favorably to its peer group, reflecting a culture of prudence and diligence in its risk management practices and business approach.
Competition for deposits remained strong in the Bank’s primary market area. In 2009, the Bank’s core deposits increased by $92.4 million, or 14.9%, which was offset by a decrease in certificate of deposit accounts of $36.3 million, or 8.6%. Overall, the Bank increased its total deposits by $56.1 million, or 5.4%, year-over-year. The increase in total deposits reflects the Bank’s strategic efforts to expand its commercial deposit relationships with existing and new customers and sales of retail deposit products through its branch network and in conjunction with consumer lending programs.
The Bank’s North Kingstown, East Greenwich, Lincoln and Pawtucket branches all continue to make progress. Each of the branches, opened from 2004 to 2007, realized deposit growth in 2009. In the aggregate, the new branches increased their deposits by $15.8 million, or 14.3%, to $110.3 million during 2009. The Lincoln branch experienced the largest increase in deposit balances ($6.2 million, or 20.9%, year over year) while the North Kingston branch, whose deposits aggregated $48.9 million, had the least deposit growth of the new branches ($2.8 million, or 6.0%, compared to December 31, 2008).
The Company continued to proactively manage its balance sheet, resulting in a 4 basis point increase year over year despite declining rates of interest-earning assets. During 2009, the Company realized $61,000 in gains on sales of mortgage-backed securities. Additionally, the Company maintained its quarterly dividend of $0.17 per share throughout 2009.
Noninterest income declined $1.4 million, or 13.6%, to $9.2 million in 2009 as compared to 2008. Deposit service charges continue to account for over half of the Company’s noninterest income, slightly increasing to 58.7% in 2009 from 53.8% in 2008.

While the Company’s efficiency ratio increased from 67.68% in 2008 to 68.76% in 2009, management’s focus on expense control limited the noninterest expense increase to only $1.6 million, or 4.3%, despite increases in FDIC insurance costs of $1.8 million.
During 2009, the Company continued to add breadth and depth to its senior management team with the addition of in-house counsel and senior vice presidents responsible for loan origination and retail banking. The Company also expanded its business development team after successfully adding a position in 2008. The Company believes that these management changes will improve its overall administration as well as promote business development.
Capital Strength and Exit from the U.S. Treasury’s Capital Purchase Program
In December 2008, the Company became a participant in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) and issued the U.S. Treasury 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and a warrant to purchase 192,967 shares of common stock at an exercise price of $23.32 per share.
On August 5, 2009, the Company repurchased the preferred stock issued to the U.S. Treasury for $30.0 million plus accrued dividends through the date of repurchase of $333,000 and exited the CPP. The repurchase of the preferred stock resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. On September 30, 2009, the Company repurchased the warrant for $1.4 million.
While the Company was not required to raise additional capital in order to repay the CPP funds, the Company’s Board of Directors (the “Board”) believed it was prudent to assure access to capital on reasonable terms should economic conditions continue or worsen. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments. For these reasons, the Company entered into a Standby Commitment Letter Agreement on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary. Pursuant to this commitment, the Company will have the right, exercisable at any time through February 5, 2011, to require the Chace Trust to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company. The terms of the commitment and trust preferred securities are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.” As consideration for the commitment, the Company paid a $320,000 commitment fee, representing 4% of the maximum commitment.
As of December 31, 2009, the Company and the Bank remained well-capitalized by the standards established by the Board of Governors of the Federal Reserve System (“FRB”) and FDIC. The Company’s Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 7.65%, 10.71% and 11.97%, respectively, as of December 31, 2009. The Bank’s Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 7.54%, 10.55% and 11.81%, respectively, as of December 31, 2009. These capital ratios and requirements are further discussed at “Regulatory Capital Requirements” on pages 11 and 12. The Company’s tangible common equity ratios of 6.87% and 7.15% at December 31, 2009 and 2008, respectively, also demonstrate the Company’s capital strength.
Lending Activities
The Bank’s business strategy has been to grow its commercial and consumer loan and lease portfolios while allowing its residential mortgage loan portfolio to decline gradually as a percent of total loans and leases. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2004 through December 31, 2009, commercial loan and lease outstandings have increased $329.6 million, or 81.8%, and represent 65.9% of total loans and leases at December 31, 2009 compared to 45.4% at December 31, 2004. Consumer loan outstandings have increased $38.8 million, or 23.2%, from December 31, 2004 through December 31, 2009, but have remained fairly consistent as a percentage of total loans and leases. Consumer loans decreased slightly from 18.9% of total loans and leases at December 31, 2004 to 18.5% of total loans and leases at December 31, 2009. Meanwhile, residential mortgage loans decreased from 35.7% of total loans and leases at December 31, 2004 to 15.6% of total loans and leases at December 31, 2009.
The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 66% of Rhode Island businesses, 76% of Rhode Island jobs and 76% of the Rhode Island population are located in Providence and Kent Counties. More than 98% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well positioned to facilitate the generation of loans from this customer base.

The Bank’s commercial lending function is organized into two groups. The business lending group originates business loans and leases, often referred to as commercial and industrial loans and leases, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment leases (through the Bank’s subsidiary, Macrolease). The commercial real estate group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans.
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
The Bank has tiered lending authorities. Certain senior executives have lending approval authority up to $3.0 million. Extensions of credit to a customer relationship greater than established authority levels (up to the Bank’s house lending limit of $10.0 million) require the approval of the Credit Committee, which consists of members of the Bank’s senior management and one outside director. Exceptions to the Bank’s house lending limit require the approval of a committee of the Board of Directors. Other officers have limited lending authorities that can be exercised subject to lending policy guidelines to facilitate production volume and process flow.
The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2009, the Bank had $219.7 million of aggregate commitments outstanding to fund loans and leases.
Overall, loans and leases produced total interest income of $59.8 million, or 79.4% of total interest and dividend income, in 2009 and $63.0 million, or 78.5% of total interest and dividend income, during 2008.
Commercial Real Estate and Multi-Family Loans — The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multi-family residential properties. At December 31, 2009, owner-occupied commercial real estate loans totaled $167.9 million, or 15.1% of the total loan and lease portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $170.1 million, or 15.3% of the total loan and lease portfolio, and multi-family residential loans totaled $66.4 million, or 6.0% of the total loan and lease portfolio, and are generally handled in the Bank’s commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.
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
Commercial and Industrial Loans — The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the U.S. Small Business Administration’s (“SBA”) loan guaranty programs and include some form of SBA credit enhancement. The Bank utilizes credit scoring in evaluating business loans of up to $750,000. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.

At December 31, 2009, commercial and industrial loans totaled $178.8 million, or 16.1% of the total loan and lease portfolio. Macrolease-generated equipment loans accounted for $43.1 million of the commercial and industrial portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time.
Leases — At December 31, 2009, leases comprised 6.1% of the total loan and lease portfolio. In May 2005, the Bank, through its Macrolease subsidiary, purchased substantially all of the operating assets of Macrolease International Corporation, a privately held national equipment financing company based on Long Island in Plainview, New York. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a source of noninterest income. From time to time, Macrolease purchases leases from third parties. Macrolease-generated leases were $54.5 million at December 31, 2009. Leases sold during 2009 totaled $11.1 million, which generated $326,000 of noninterest income.
In addition to the Macrolease platform, the Bank purchases equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the purchased leases. These “government” leases generally have maturities of five years or less and are not made dependent on residual collateral values. At December 31, 2009, the commercial loan and lease portfolio included $12.9 million of purchased government leases.
Small Business Loans — The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $500,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2009, small business loans totaled $56.1 million, or 5.1% of the total loan and lease portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.
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
Construction Loans — The Bank originates residential construction loans to builders to construct one- to four-family residential units for resale. The Bank also makes construction loans for the purpose of constructing multi-family or commercial properties. At December 31, 2009, outstanding construction loans totaled $23.4 million, or 2.1% of the total loan and lease portfolio. During the construction period, these loans are generally on an interest-only basis.
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

Residential Mortgage Loans — The Bank’s one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. In past years, the Bank purchased fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank performed due diligence procedures when purchasing these mortgages considering the loan characteristics such as debt to income ratio, loan to value ratio, credit score, property type and the level of credit enhancement. Although the Bank has not purchased any mortgages since 2007, the Bank anticipates continuing to purchase residential mortgage loans to the extent its commercial and consumer loan originations are not sufficient to fully utilize available cash flows. With the exception of approximately $29.0 million of purchased mortgages, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2009, approximately 34% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.
Additionally, largely as an accommodation to the Bank’s customers, fixed- and variable-rate mortgages are offered throughout the Bank’s branch network. The majority of these mortgages are transferred to the Bank’s correspondent third parties under precommitments to fund these transactions. However, the Bank does retain a portion of these residential mortgages for its own portfolio. In 2009, fees from these loans originated for third parties decreased to $83,000 from $100,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it continues to focus its resources on commercial and consumer lending.
At December 31, 2009, one- to four-family residential mortgage loans totaled $173.3 million, or 15.6% of the total loan and lease portfolio. The fixed rate portion of this portfolio totaled $56.7 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $115.9 and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.
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
Consumer and Other Loans — The Bank originates a variety of term loans and lines of credit for consumers. At December 31, 2009, the consumer loan portfolio totaled $206.2 million, or 18.5% of the total loan and lease portfolio. Over the past 5 years, consumer loans have increased by $38.8 million, or 23.2%. Compared to the prior year-end, consumer loans have decreased by $499,000, or 0.2%. The slight decrease in consumer and other loans from 2008 to 2009 reflects the runoff of existing consumer loans exceeding new originations.
Home equity term loans and home equity lines of credit comprised 98.8% of the consumer loan portfolio at December 31, 2009. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower’s home, less the amount of the remaining balance of the borrower’s first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.
Asset Quality
The continued weak economy resulted in increased nonperforming assets and net charge-offs in 2009. At December 31, 2009, the Company had nonperforming assets of $20.0 million, or 1.26% of total assets, compared to $15.2 million, or 1.00% of total assets, at December 31, 2008. The Bank made additions to the allowance for loan and lease losses of $9.9 million and $4.5 million during 2009 and 2008 and experienced net charge-offs of $8.0 million and $2.5 million, respectively. At December 31, 2009, the allowance for loan and leases losses was $16.5 million and represented 1.49% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $14.7 million, representing 1.36% of total loans and leases outstanding at December 31, 2008. If current economic conditions continue or worsen, management believes that the level of nonperforming assets will increase, as will its level of charged-off loans and leases.

Investment Activities
Investments, an important component of the Company’s diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, government sponsored enterprise (“GSE”) obligations, U.S Treasury obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and Federal Home Loan Bank of Boston (“FHLB”) stock, represents $400.1 million, or 25.2% of total assets, as of December 31, 2009. The majority of these securities are rated investment grade by at least one major rating agency.
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
Overall, in 2009, investments produced total interest and dividend income of $15.5 million, or 20.6%, of total interest and dividend income compared to $17.3 million, or 21.5% of total interest and dividend income, during 2008.
Deposits and Service Charges on Deposit Accounts
Deposits are the principal source of funds for use in lending and for other general business purposes. The Bank attracts deposits from businesses, non-profit entities, governmental entities and the general public by offering a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit (“CDs”). The Bank relies mainly on quality customer service and diversified products, as well as competitive pricing policies and advertising, to attract and retain deposits. The Bank emphasizes retail deposits obtained locally.
The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits increased $92.4 million, or 14.9%, compared to the prior year. Within core deposits, demand deposit accounts increased to $204.3 million at December 31, 2009 from $176.5 million at December 31, 2008. Within total deposit growth, the balance sheet mix shifted from certificate of deposits to core deposit accounts. Savings balances declined to $367.2 million at December 31, 2009, a decrease of $13.9 million, or 3.6%, while certificate of deposit accounts decreased $36.3 million, or 8.6%, to $387.1 million at December 31, 2009. Core deposits as a percentage of total deposits increased to 64.8% at December 31, 2009 from 59.4% at December 31, 2008. Overall, total deposits increased $56.1 million, or 5.4%, at December 31, 2009 as compared to the prior year.
As a by-product of the Bank’s emphasis on checking account growth, as well as deposit fee enhancement programs, service charges on deposit accounts, which include nonsufficient funds (“NSF”) fees, have grown over the years and represent the largest source of noninterest income for the Company. Service charges on deposit accounts decreased by $334,000, or 5.8%, from $5.7 million for 2008, to $5.4 million for 2009. Management believes the decline reflects a national trend driven by consumers’ aversion to unnecessary spending. If this trend continues or worsens, noninterest income may remain at or further decline from levels previously experienced. Additionally, in 2009, the FRB finalized changes to its consumer electronic funds transfer regulation (“Regulation E”). The changes limit the ability of financial institutions to charge NSF fees in certain circumstances. These changes to Regulation E will be effective July 1, 2010 and will require financial institutions to obtain consumer consent, or “opt-in”, before charging a consumer for paying overdrafts on automated teller machine and one-time debit card transactions. Management believes these changes will have a negative impact on noninterest income. There is also legislation pending in the U.S. Senate to further restrict NSF fees by limiting the number of overdrafts for which a financial institution may charge a consumer to one per month with an annual limit of six overdraft fees. If enacted, these proposed changes are likely to have a negative effect on the Bank’s noninterest income.
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

Borrowings and Liquidity
The Bank derives cash flows from several sources, including loan and lease repayments, deposit inflows and outflows, sales of available for sale securities and FHLB and other borrowings. Loan and lease repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions. To broaden its liquidity sources, the Bank uses such resources as brokered deposits, repurchase agreements and lines at the FRB.
The Bank utilizes borrowings on both a short- and long-term basis to compensate for reductions in normal sources of funds on a daily basis and as opportunities present themselves. The Bank will utilize borrowings and invest excess cash as part of its overall strategy to manage interest rate risk. At December 31, 2009, total borrowings were $350.8 million compared to $320.0 million at December 31, 2008.
The Bank has taken notice of the concerns that have been expressed about the FHLB and its ability to continue to repurchase member stock and discontinued dividends on its stock. As a member of the FHLB, the Bank is required to purchase FHLB stock in association with the Bank’s outstanding advances. This stock is classified as a restricted investment and carried at cost. The FHLB is currently operating with retained earnings below its targeted level and has suspended its quarterly dividend and excess stock repurchases. The Bank will continue to monitor the credit quality of its funding sources, including the FHLB, and the related impact on its FHLB stock.
Nondeposit Investment Products and Services
Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are primarily offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2009 and 2008 were $776,000 and $745,000, respectively.
Employees
At December 31, 2009, the Company had 240 full-time and 26 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.
Supervision and Regulation
Overview — The Company and the Bank are subject to extensive governmental regulation and supervision. Federal and state laws and regulations govern numerous matters affecting the Bank and/or the Company, including changes in the ownership or control, maintenance of adequate capital, financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of shareholders. Compliance with such regulation involves significant costs to the Company and the Bank and may restrict their activities. In addition, the passage of new or amended federal and state legislation could result in additional regulation of, and restrictions on, the operations of the Company and/or the Bank. The Company cannot predict whether any legislation currently under consideration will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of either the Company or the Bank. The following descriptions of applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on the Company and the Bank, but are brief summaries which are qualified in their entirety by reference to such statutes and regulations.
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
The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, the Company is regulated by the FRB, and also is subject to certain laws of the State of Rhode Island.

The Bank is a Rhode Island chartered non-member bank of the Federal Reserve System. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. Accordingly, the Bank is subject to the supervision and regulation of the FDIC and the Rhode Island Department of Business Regulation (“Department of Business Regulation”).
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
Federal Supervision: FDIC
Overview — The FDIC issues rules and regulations, conducts periodic inspections, requires the filing of certain reports and generally supervises the operations of its insured state chartered banks that, like the Bank, are not members of the Federal Reserve System. The FDIC’s powers have been enhanced in the past two decades by federal legislation. With the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Crime Control Act of 1990, and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal bank regulatory agencies, including the FDIC, were granted substantial additional enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions and the individuals who manage or control such institutions.
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
Deposit Insurance — The Bank’s deposits are insured by the DIF of the FDIC to the legal maximum for each separately insured depositor. The Federal Deposit Insurance Act, as amended (“FDI Act”), provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of DIF reserves to insured deposits in the DIF is less than 1.25%.

The FDIC has established a risk-based bank assessment system, the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $585,000 that could be applied against premiums, subject to certain limitations. The Bank paid a minimum assessment of $2,000 in 2007, largely through the utilization of this one-time credit. In 2008, the Bank fully utilized the remainder of this credit. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on the assets less Tier 1 Capital as of June 30, 2009 of all FDIC-insured institutions. The FDIC is authorized to levy an additional 5 basis points in special assessments. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates ranged from 12 to 50 basis points per $100 of deposits.
In the fourth quarter of 2009, the FDIC voted to require insured institutions to prepay thirteen quarters of estimated insurance assessments. The estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 were paid on December 30, 2009. Unlike the special assessment, the pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting bank earnings.
The Emergency Economic Stabilization Act became law on October 3, 2008 and provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for temporary unlimited FDIC coverage of non-interest-bearing deposit transaction accounts, low interest NOW accounts (NOW accounts that cannot earn more than 0.50% interest) and IOLTA accounts (“transaction accounts”). Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company elected to participate in the Transaction Account Guarantee Program (“TAG program”), which was extended to June 30, 2010. The initial TAG program expired on December 31, 2009 unless the institution elected to opt out of the extended TAG program. Under the TAG program in effect through December 31, 2009, an institution could provide full coverage on transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. An institution that did not elect to opt out of the extended TAG program can provide full coverage on transaction accounts through June 30, 2010 for the annual assessment ranging from 15 basis points to 25 basis points, depending on the institution’s Risk Category. The Company elected to participate in the extended TAG program. The expiration of the TAG program on June 30, 2010 could have an adverse impact on the deposit levels of customers that are sensitive to full FDIC insurance coverage.
The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by the FDIC.
Safety and Soundness Standards — The FDI Act also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.
Examination — The FDIC requires that nearly all insured depository institutions have annual, on-site regulatory examinations and annual audits by an independent public accountant. Management must prepare an annual report, attested to by the independent public accountant, confirming management’s responsibility in preparing financial statements, maintaining internal controls for financial reporting and complying with safety and soundness standards. The audit process must be overseen by an independent audit committee composed of outside directors, provided that the federal banking agencies may permit the committee to include inside directors if the bank is unable to find competent outside directors, so long as outside directors comprise a majority of the committee.
Federal Supervision: FRB
The BHC Act mandates that the prior approval of the FRB must be obtained in order for the Company to engage in certain activities such as acquiring or establishing additional banks or non-banking subsidiaries or merging with other institutions and imposes capital adequacy requirements as described below under “Regulatory Capital Requirements.”

Regulatory Capital Requirements
FDIC Requirements — FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC-insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a capital ratio calculated using Tier 1 capital (as defined below) to total assets (“Tier 1 Leverage Ratio”) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.
In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk, which require FDIC-insured banks to maintain capital-to-risk weighted asset ratios based on Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”) of at least 4.0% and on total capital (“Total Risk-Based Capital Ratio”) of at least 8.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier 1 (sometimes referred to as “core”) capital consists of common shareholders’ equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. “Supplementary” or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.
Prompt Corrective Action Provisions — In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as “prompt corrective action.” Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution’s capitalization. These categories are the following: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well-capitalized, it must have a Total Risk-Based Capital Ratio of at least 10%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a Total Risk-Based Capital Ratio that is less than 6%, or a Tier 1 Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.
As of December 31, 2009, the Bank’s Tier 1 Leverage Ratio was 7.54%, its Tier 1 Risk-Based Capital Ratio was 10.55% and its Total Risk-Based Capital Ratio was 11.81%. Based upon the above ratios, the Bank is considered “well-capitalized” for regulatory capital purposes.
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
FRB Requirements — A bank holding company is required by the FRB to adhere to certain capital adequacy standards. It is the position of the FRB that a bank holding company, such as the Company, should be a source of financial strength to its subsidiary banks such as the Bank. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis for holding companies, like the Company, with consolidated assets in excess of $150 million. If a bank holding company’s capital levels fall below the minimum requirements established by the capital adequacy guidelines, the holding company will be expected to develop and implement a plan, acceptable to the FRB, to achieve adequate levels of capital within a reasonable time. Until such capital levels are achieved, the holding company may be denied approval by the FRB for certain activities such as those described in the preceding paragraph. As of December 31, 2009, on a consolidated basis, the Company’s Tier 1 Leverage Ratio was 7.65%, its Tier 1 Risk-Based Capital Ratio was 10.71% and its Total Risk-Based Capital Ratio was 11.97%. Based upon the above ratios, the Company is considered “well-capitalized” for regulatory capital purposes.

Basel Accord — U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (“Basel Committee”), continue to consider and to make changes to the risk-based capital adequacy framework, which could affect the appropriate capital guidelines to which the Company and the Bank are subject.
In 2005, the federal banking agencies issued an advance notice of proposed rulemaking concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the “core” 20 or so largest U.S. bank holding companies (“Core Banks”). In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A, which would allow banks and bank holding companies that are not among the Core Banks to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007, an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-Core Banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In December 2007, the federal banking agencies issued the final regulation that will implement Basel II for the Core Banks, permitting only the advanced approach. The final rule implementing Basel II reiterated that non-Core Banks would have the option to take the standardized approach. The rule also allows a banking organization’s primary Federal supervisor to determine whether the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. The Bank is currently not required to comply with Basel II.
In July 2008, the federal banking agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule had not been issued as of December 31, 2009. The proposed rule, if adopted, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).
In December 2009, the Basel Committee on Banking Supervision released for comment a proposal to strengthen global capital regulations. The key elements of the proposal include raising the quality, consistency and transparency of the capital base, strengthening the risk coverage of the capital framework, introducing a leverage ratio that is different from the U.S. leverage ratio measures and promoting the build-up of capital buffers. The U.S. banking agencies are expected to issue a similar version of the proposal later this year. Although any U.S. proposal would apply to banking organizations subject to the Basel II regime to which the Company is not currently subject, the proposal might also impact the Company and other banking organizations. Additional proposals addressing these issues are expected in 2010.
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
Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $8.4 million at December 31, 2009 and $9.8 million at December 31, 2008. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other unaffiliated persons, and do not represent more than normal credit risk.

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
The G-L-B Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the G-L-B Act provides protection against the transfer and use by financial institutions of consumers’ nonpublic, personal information. The G-L-B Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
In granting other types of financial institutions more flexibility, the G-L-B Act has increased the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere.
Other Aspects of Federal and State Laws
Community Reinvestment Act — The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. Under CRA, banks are rated on their performance in meeting these credit needs and the rating of a bank’s performance is public. In connection with the filing of an application to conduct certain transactions, the CRA performance record of the banks involved are reviewed. Under the Bank’s last CRA examination, the Bank received a “Satisfactory” rating.

USA PATRIOT Act — The USA PATRIOT Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.
Sarbanes-Oxley Act of 2002 — In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, the operating effectiveness of these controls.
Insurance Sales — Rhode Island legislation enacted in 1996 permits financial institutions to participate in the sale of insurance products, subject to certain restrictions and license requirements. The regulatory approvals required from the Department of Business Regulation and the FDIC depend upon the form and structure used to engage in such activities.
Miscellaneous — The Company and/or the Bank also are subject to federal and state statutory and regulatory provisions covering, among other things, reserve requirements, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, sales of non-deposit investment products, loan interest rate limitations, truth-in-lending, electronic funds transfers, funds availability, truth-in-savings, home mortgage disclosure and equal credit opportunity.
Recent Regulatory Developments
Financial Stability Plan — On February 10, 2009, the Treasury announced the Financial Stability Plan (“FS Plan”), a comprehensive set of measures intended to shore up the U.S. financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the FRB lending program. The U.S. Treasury has indicated more details regarding the FS Plan are to be announced at a future date.
Temporary Debt Guaranty Program — The FDIC’s Temporary Liquidity Guarantee Program announce on October 14, 2008 also provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies. The Company elected to participate in the temporary debt guaranty program. Under the terms of this program, the Company was eligible to issue prior to June 30, 2009 up to $27.5 million of senior unsecured debt guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. Such guaranteed debt would be subject to an annual assessment amount ranging from 50 to 100 basis points depending on its maturity date. The Company did not issue debt in 2009 and was not subject to an additional assessment under the temporary debt guarantee program.
American Recovery and Reinvestment Act of 2009 - On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided financial institutions. Under ARRA, an institution will be subject to a number of restrictions and standards through-out the period in which any obligation arising from financial assistance provided under TARP remains outstanding.

Homeowner Affordability and Stability Plan — On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75.0 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
Overdraft Protection — On November 12, 2009, the FRB amended Regulation E, to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts into such payment of overdrafts. The new rule does not apply to overdraft services with respect to checks, ACH transactions, or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. We are required to provide to customers written notice describing our overdraft service, fees imposed, and other information, and to provide customers with a reasonable opportunity to opt in to the service. Before we may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in, which could negatively impact our noninterest income.
Proposed Legislation and Regulatory Action
Financial regulatory reform continues to be a top priority for the Obama Administration. The U.S. House of Representatives (the “House”) passed the “Wall Street Reform and Consumer Protection Act” on Dec. 11, 2009. The U.S. Senate has not yet enacted legislation in this area. The Senate Banking Committee draft bill, “Restoring American Financial Stability Act of 2009” is still in draft form and currently under discussion. Both legislative products focus on measures to improve financial stability, provide for more effective bank supervision, enhance the regulation of consumer financial products and services through the establishment of a Consumer Financial Protection Agency and allow for better coordination between regulatory agencies. The House’s bill would establish a Systemic Dissolution Fund to help wind down financial institutions when necessary. The fund would be pre-funded by FDIC assessments on large financial companies with assets exceeding $50.0 billion, to pay for the resolution of a bank holding company, a systemically important financial company, an insurance company or any other financial company. The Senate Banking Committee’s draft proposal has a similar resolution mechanism and sets the threshold at $10 billion or more.
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the business may be affected by any new regulation or statute. In the current environment, the nature and extent of future legislative and regulatory changes affecting financial institutions are very unpredictable at this time.
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
During 2008 and the first half of 2009, capital and credit markets experienced unprecedented levels of volatility and disruption. These negative developments in the capital markets have resulted in uncertainty in the financial markets in general and a significant economic downturn in 2009 which has continued into 2010. Loan portfolio performances have deteriorated at most institutions, including the Bank, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. Additionally, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies have been and are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments have, and may continue to negatively impact our operations by restricting our business operations and imposing increased costs, and adversely impact our financial performance.
The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.
The continued deterioration of overall market conditions adversely affected our financial performance in 2009. A continued economic downturn or prolonged economic stagnation in the U.S. markets and our markets may have further negative impacts on our business. The failure of the U.S. economy in general and the economy in areas where we lend (or previously provided real estate financings) to improve could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan and lease portfolios and provision for loan and lease losses. Negative conditions in our market could adversely affect our borrowers’ ability to repay their loans and leases and the value of the underlying collateral, which in turn, may negatively impact our financial results.
Current regional and local economic conditions could adversely affect our profitability.
Rhode Island, like many other states in New England and across the country, is facing a mix of growing budget deficits, increasing foreclosures and decreasing home prices. Furthermore, Rhode Island’s unemployment rate continues to exceed the national average and is currently the third highest unemployment rate in the United States.
In order to address the precarious circumstances facing Rhode Island and estimated budget shortfalls in the coming years, the state legislature is grappling with decisions over deep spending cuts in welfare programs and other social services, reductions in the state’s employee workforce and severe cutbacks in state aid to cities and towns. It is also possible that tax increases on both individuals and businesses will be needed in the near future to close the budget gap. These measures, combined with rising unemployment and the general slowdown in the national economy, could negatively impact the operations and financial condition of the Bank’s customers, and thus the quality of the Bank’s assets, as well as the Bank’s ability to originate new business. Additionally, Rhode Island businesses, like many companies throughout the United States, are being forced to deal with ever-increasing health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island’s ability to attract and retain businesses in the state.
Our borrowers’ ability to honor their repayment commitments is generally dependent upon the level of economic activity and general health of the regional and local economy. Furthermore, economic conditions beyond our control, such as the strength of credit demand by customers and changes in the general levels of interest rates, may have a significant impact on our operations, including decreases in the value of collateral securing loans. The economic recession has caused significant increases in nonperforming assets, thereby reducing operating profits or causing operating losses. Continued deterioration of the local, national and global economies could result in further increases in nonperforming assets, which could reduce profits or cause operating losses, impair liquidity and erode capital.

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
Increases in FDIC insurance premiums may adversely affect our net income and profitability.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.
Changes in customer behavior could adversely affect our profitability.
Changes in customer behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs and higher operational costs for the Company. We obtain a large portion of our fee revenue from service charges on our deposit accounts and depend on low-interest cost deposits as a significant source of funds. In recent years, customers have demonstrated improved cash management, which has reduced the amount of service charges they incur. In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. We actively monitor customer behavior and try to adjust policies and marketing efforts accordingly to attract new and retain existing deposit account customers, but there can be no assurance that such efforts will be successful.

Our focus on commercial lending may result in greater risk of losses.
At December 31, 2009, 65.9% of our loan and lease portfolio consisted of commercial real estate, business and construction loans and leases, an increase from 61.1% of our loan and lease portfolio at December 31, 2008. We intend to continue to emphasize the origination of these types of loans and leases. Historically, these loans have had a greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Additionally, the primary focus of our business strategy is to serve small to medium-sized businesses and most of our commercial customers are small to medium-sized firms. During periods of economic weakness, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.
Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.
The risk of loan and lease losses varies with, among other things, business and economic conditions, the character and size of the portfolio, loan growth, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2009, the allowance for loan and lease losses totaled $16.5 million, representing 1.49% of total loans and leases. There can be no assurance that, in the current environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect the Company’s business, financial position and results of operation.
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
Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment. Our common stock traded below both our book value and tangible book value per common share at times during 2009. If our common stock continues to trade at levels below our book value and tangible book value per share, we will continue to conduct quarterly impairment reviews. If, as a result of our periodic review and evaluation of our goodwill for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected the fair value of the business, we may be required to record an impairment charge to the extent that the carrying value of our goodwill exceeds the fair value of the business. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

Our operations and profitability could be adversely affected by continued deterioration of the Federal Home Loan Bank System.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposit, we utilize several non-core funding sources, such as FHLB advances, wholesale repurchase agreements, brokered certificates of deposit and other sources. The availability of these non-core funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. The nation’s Federal Home Loan Bank System (the “FHLB System”) is under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several Federal Home Loan Banks have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that several have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. These institutions obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. Government does not guarantee these obligations and each of the 12 Federal Home Loan Banks is generally jointly and severally liable for repayment of each other’s debt. We are a member of the FHLB-Boston which in February 2009 announced that, while it meets all of its regulatory capital requirements, it has suspended its quarterly dividend and will continue its moratorium on excess stock repurchase. The FHLB — Boston is currently operating with retained earnings below its targeted level. Should financial conditions continue to weaken, the FHLB System (including FHLB-Boston) in the future may have to curtail advances to member institutions like us. Should the FHLB System deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources. Furthermore, we are required to invest in FHLB stock in order to borrow from the FHLB System and our investment in the FHLB — Boston could be adversely impacted if the financial health of the FHLB System worsens.
We may experience a decline in the market value of our available for sale securities.
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
The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences increase the risk of potential impairment on these assets. During the year ended December 31, 2009, we incurred losses for other-than-temporarily impairment of securities of $384,000. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future earnings. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be charged to earnings in future periods, resulting in realized losses.
The soundness of other financial institutions could adversely affect us.
Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other government programs will stabilize the U.S. financial system.
On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”). The U.S. Treasury and banking regulators implemented a number of continuing programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program, the FDIC Temporary Liquidity Guarantee Program, Transaction Account Guarantee Program and an increase to FDIC insurance coverage for most accounts, among other programs.
There can also be no assurance as to the actual impact that the EESA and other programs will continue to have on the financial markets, including credit availability. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the investment securities that we own.
During 2008, the U.S. Government, through the Federal Housing Authority and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, the Obama Administration and members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the mortgage-backed securities, collateralized mortgage obligations and other securities that we own. Additionally, we may experience an increased level of restructured loans in our residential mortgage portfolio.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.
Expanding the franchise may limit increases in profitability.
We have sought to increase the size of our franchise by pursuing business development opportunities and have grown substantially since inception. To the extent additional branches are opened, we are likely to experience higher operating expenses relative to operating income from the new branches, which may limit increases in profitability. The ability to increase profitability by establishing new branches is dependent on our ability to identify advantageous branch locations and generate new deposits and loans from those locations and an attractive mix of deposits that will create an acceptable level of net income. In recent years, low interest rates and significant competitive deposit pricing pressures in our market have extended the average timeframe for a new branch to achieve profitability, which has adversely affected our earnings. There can be no assurance that any new and/or relocated branches will generate an acceptable level of net income or that we will be able to successfully establish new branch locations in the future. In addition, there can be no assurance that we will be successful in developing new business lines or that any new products or services introduced will be profitable.
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
The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional and local economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, the yield curve has been flat-to-inverted during parts of the last four years. Nonperforming asset levels and loan and lease losses have significantly increased since the economic downturn. If weak economic conditions, levels of high unemployment and decreased consumer spending continue or worsen, our operations could be negatively affected through higher credit losses, lower transaction related revenues and lower average deposit balances.
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
We face various technological risks.
We rely heavily on communication and information systems to conduct business. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or subject us to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.
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
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.
Extensive government regulation and supervision have a significant impact on our operations.
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. These regulations are intended primarily for the protection of depositors and customers, rather than for the benefit of investors. Our compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, fees charged to customers and locations of offices. We are also subject to capitalization guidelines established by regulators, which require maintenance of adequate capital to support growth. Furthermore, the addition of new branches requires the approval of the FDIC as well as state banking authorities in Rhode Island.

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
Our Board also has the authority, without further action by shareholders, to issue additional preferred stock in one or more series and to fix by resolution the rights, preferences and privileges of such series to the extent permitted by law. Our Board could designate certain rights and privileges for such preferred stock which would discourage unsolicited tender offers or takeover proposals or have anti-takeover effects. Our Articles also provide for three classes of directors to be elected for staggered three year terms, which make it more difficult to change the composition of our Board. All of these provisions may make it more difficult to effect a takeover transaction.

Directors and executive officers own a significant portion of our common stock.
Our directors and executive officers, as a group, beneficially owned approximately 27.3% of our outstanding common stock (including presently exercisable options) as of December 31, 2009. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Bank presently has a network of 16 branch offices located in Providence, Kent and Washington Counties. Eight of these branch office facilities are owned and eight are leased. Facilities are generally leased for a period of one to 20 years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company’s offices are in good physical condition and are considered appropriate to meet the banking needs of the Bank’s customers.
The following are the locations of the Bank’s offices:

	Size		Year Opened	Owned or	Lease
Location	(Square feet)		or Acquired	Leased	Expiration Date

Branch offices:
1047 Park Avenue, Cranston, RI	4,700		1996	Owned	Not Applicable
383 Atwood Avenue, Cranston, RI	4,700		1996	Owned	Not Applicable
1269 South County Trail, East Greenwich, RI	2,600		2005	Leased	5/31/25
999 South Broadway, East Providence, RI	3,200		1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI	3,100		1996	Leased	12/31/10
1440 Hartford Avenue, Johnston, RI	4,700		1996	Land Leased	12/31/12
625 G. Washington Highway, Lincoln, RI	1,000		2005	Owned	Not Applicable
1140 Ten Rod Road, North Kingstown, RI	4,000		2004	Land Leased	6/30/18
499 Smithfield Avenue, Pawtucket, RI	3,500		2007	Land Leased	5/31/21
One Turks Head Place, Providence, RI	5,000		1996	Leased	4/30/14
165 Pitman Street, Providence, RI	3,300		1998	Leased	10/31/13
445 Putnam Pike, Smithfield, RI	3,500		1996	Leased	7/31/19
1062 Centerville Road, Warwick, RI	2,600		1996	Owned	Not Applicable
1300 Warwick Avenue, Warwick, RI	4,200		1996	Leased	6/30/14
2975 West Shore Road, Warwick, RI	3,500		2000	Leased	3/31/14
1175 Cumberland Hill Road, Woonsocket, RI	3,300		1998	Owned	Not Applicable

Administrative and operational offices:
2104 Plainfield Pike, Cranston, RI	700		2002	Owned	Not Applicable
625 G. Washington Highway, Lincoln, RI	23,600		2003	Owned	Not Applicable
One Turks Head Place, Providence, RI	20,600		1999	Leased	6/30/14
One Ames Court, Plainview, NY	4,400		2005	Leased	1/31/13

Planned branch offices:
40 Newport Avenue, East Providence, RI	(A	)	Not Applicable	Leased	12/31/17

(A)	Facility currently under construction or in planning.
ITEM 3. LEGAL PROCEEDINGS
The Company is involved only in routine litigation incidental to the business of banking, none of which the Company’s management expects to have a material adverse effect on the Company.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Prices and Dividends — Our common stock is traded on the Nasdaq Global Select Market SM under the symbol “BARI.” The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price		Dividend
	High	Low	Paid
2008:
First Quarter	$37.15	$30.70	$0.16
Second Quarter	38.13	28.05	0.16
Third Quarter	32.00	26.00	0.17
Fourth Quarter	30.00	19.05	0.17

2009:
First Quarter	$21.88	$15.44	$0.17
Second Quarter	21.97	17.50	0.17
Third Quarter	27.00	19.40	0.17
Fourth Quarter	27.00	24.50	0.17
As of February 28, 2010, there were 100 holders of record of our common stock (which does not reflect shareholders with beneficial ownership in shares held in nominee name).
Stock Repurchase Program — The Company has maintained a stock repurchase program authorized by the Company’s board of directors, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program during the first quarter of 2008.
In February 2008 and January 2009, the Company’s Chief Executive Officer delivered 7,450 and 12,500 shares, respectively, of the Company’s common stock to satisfy the exercise price for 20,000 stock options exercised each in 2008 and 2009. The shares delivered were valued at $33.30 and $20.30 per share, respectively. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash. The delivered shares are included with treasury stock in the Consolidated Balance Sheets.

The following graph and table show changes in the value of $100 invested on December 31, 2004 through December 31, 2009 in our common stock, the SNL Bank $1 Billion to $5 Billion Index and the Russell 3000 Index. The investment values are based on share price appreciation plus dividends paid in cash, assuming that dividends were reinvested on the date they were paid.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bancorp Rhode Island, Inc.	100.00	85.39	112.71	90.42	57.39	71.64
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Bank $1B-$5B Index	100.00	98.29	113.74	82.85	68.72	49.26
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table represents selected consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere herein.

	As of and for the
	year ended December 31,
	2009	2008 (b)	2007 (b)	2006 (b)	2005 (b)
	(Dollars in thousands, except per share data)
Statements of operations data:
Interest income	$75,277	$80,298	$86,070	$81,202	$69,520
Interest expense	26,955	34,930	44,826	38,974	26,619

Net interest income	48,322	45,368	41,244	42,228	42,901
Provision for loan and lease losses	9,917	4,520	700	1,202	1,423
Noninterest income	9,165	10,609	10,785	8,988	9,274
Noninterest expense	39,529	37,886	38,025	38,727	36,343

Income before taxes	8,041	13,571	13,304	11,287	14,409
Income taxes	2,502	4,427	4,259	3,576	4,840

Net income	5,539	9,144	9,045	7,711	9,569

Preferred stock dividends	(892)	(50)	—	—	—
Prepayment charges and accretion of preferred stock discount	(1,405)	(8)	—	—	—

Net income applicable to common shares	$3,242	$9,086	$9,045	$7,711	$9,569

Per share data:
Basic earnings per common share	$0.71	$1.99	$1.89	$1.62	$2.14
Diluted earnings per common share	$0.70	$1.96	$1.84	$1.57	$2.04
Dividends per common share	$0.68	$0.66	$0.62	$0.60	$0.60
Dividend pay-out ratio	97.1%	33.7%	33.7%	38.2%	29.4%
Book value per share of common stock	$26.16	$26.34	$24.68	$23.28	$22.11
Tangible book value per share of common stock	$23.50	$23.71	$22.10	$20.92	$19.72
Average common shares outstanding — basic	4,604,308	4,561,396	4,793,055	4,766,854	4,478,081
Average common shares outstanding — diluted	4,626,434	4,631,208	4,918,763	4,920,569	4,697,134
Balance sheet data:
Total assets	$1,589,946	$1,528,178	$1,476,323	$1,478,303	$1,441,986
Available for sale securities	381,839	326,406	335,181	343,887	385,817
Total loans and leases receivable	1,111,847	1,077,742	1,038,132	1,004,292	950,806
Allowance for loan and lease losses	16,536	14,664	12,619	12,377	11,665
Goodwill, net	12,239	12,019	11,772	11,317	11,234
Deposits	1,098,284	1,042,192	1,014,780	1,016,423	980,969
Borrowings	350,757	320,015	331,703	337,097	344,769
Total shareholders’ equity	120,661	149,090	112,593	111,570	104,317
Common shareholders’ equity	120,661	120,495	112,593	111,570	104,317
Average balance sheet data:
Total assets	$1,558,278	$1,484,071	$1,468,778	$1,451,163	$1,346,714
Available for sale securities	362,706	335,132	342,333	372,433	340,715
Total loans and leases receivable	1,107,640	1,052,552	1,014,951	980,598	916,273
Allowance for loan and lease losses	16,159	13,350	12,503	12,002	11,560
Goodwill, net	12,055	11,982	11,318	11,290	11,067
Deposits	1,073,366	1,018,510	1,010,162	965,194	928,374
Borrowings	333,866	332,602	326,398	362,721	306,344
Total shareholders’ equity	139,551	115,977	114,357	106,359	95,407
Common shareholders’ equity	121,911	113,668	114,357	106,359	95,407
Operating ratios:
Interest rate spread	2.85%	2.72%	2.29%	2.50%	2.92%
Net interest margin	3.25%	3.21%	2.96%	3.06%	3.35%
Efficiency ratio (a)	68.76%	67.68%	73.08%	75.62%	69.66%
Return on assets	0.36%	0.62%	0.62%	0.53%	0.71%
Return on common equity	2.66%	7.99%	7.91%	7.25%	10.03%
Tangible common equity ratio	6.87%	7.15%	6.88%	6.83%	6.51%
Asset quality ratios:
Nonperforming loans and leases to total loans and leases	1.65%	1.33%	0.40%	0.14%	0.04%
Nonperforming assets to total assets	1.26%	1.00%	0.28%	0.10%	0.03%
Allowance for loan and lease losses to nonperforming loans and leases	90.29%	102.05%	304.15%	875.94%	2,810.84%
Allowance for loan and lease losses to total loans and leases	1.49%	1.36%	1.22%	1.23%	1.23%
Net loans and leases charged-off to average loans and leases	0.73%	0.24%	0.05%	0.05%	0.13%

	As of and for the
	year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Capital ratios:
Average common shareholders’ equity to average total assets	7.82%	7.66%	7.79%	7.33%	7.08%
Tier I leverage ratio	7.65%	10.04%	7.87%	8.37%	8.21%
Tier I risk-based capital ratio	10.71%	14.23%	11.06%	12.05%	12.62%
Total risk-based capital ratio	11.97%	15.48%	12.28%	13.27%	13.87%

(a)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income.

(b)
December 31, 2008, 2007, 2006 and 2005 balances reflect an immaterial correction of an error recorded as of January 1, 2005 related to income taxes. The correction reduced retained earnings by $515,000, prepaid expenses and other assets by $796,000 and other liabilities by $281,000.

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
Overview
In 2009, the Company continued its balance sheet conversion to a more commercial profile. The Company increased its commercial loan and lease portfolio by 11.2% and improved its net interest income. As a result of higher operating costs, including provisions to the loan and leases loss reserve, FDIC insurance costs and the Company’s participation in the CPP program, diluted EPS decreased to $0.70 in 2009 from $1.96 in 2008. For a fuller narrative commentary on these matters, refer to Item 1, “Business.”
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets (“net interest margin”) and the quality of the Company’s assets.
The Company’s net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis table shown on page 33. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 32.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under “Asset and Liability Management” on page 52.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition — Asset Quality” on page 41.
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
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 84% (based upon June 2009 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment financing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market for these loans and leases, the Macrolease portfolio has grown to approximately $100.0 million as of December 31, 2009. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases, as well as to generate additional income by originating equipment loans and leases for third parties as opportunities arise.
In 2009, approximately 84.1% of the Company’s total revenues (defined as net interest income plus noninterest income) were derived from its net interest income compared to 81.0% in 2008. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income.
In 2009, the Bank experienced an overall increase in net interest margin, as the 2009 net interest margin of 3.25% was 4 basis points (“bps”) higher than the 2008 net interest margin of 3.21%.
The future operating results of the Company will depend on the ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.
Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan and lease losses, review of goodwill for impairment, valuation of available for sale securities and income taxes. There have been no significant changes in the methods or assumptions used in accounting policies that require material estimates or assumptions.

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
Review of goodwill for impairment
In March 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million on the Company’s balance sheet as of December 31, 2001. Effective January 1, 2002, in accordance with newly issued U.S. GAAP requirements, the Company ceased amortizing this goodwill and currently reviews it at least annually for impairment.
On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.5 million of goodwill through December 31, 2009.
The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. The fair value of the Company was determined using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. The fair value determined was compared to the Company’s market capitalization as an assessment of the appropriateness of the fair value estimates. The comparison indicated a control premium (the premium a market participant would pay to own an entire company rather than a piece of a company) of less than 10.0%, which is within the range of control premiums observed in the market place. The Company’s valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.
Valuation of available for sale securities
Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2009 and 2008, all of the Company’s investment securities were classified as available for sale.

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
If the Company determines that a decline in fair value is other-than-temporary and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the other-than-temporary impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is other-than-temporary and it is more likely than not that the Company will sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings. Continued adverse or further deteriorated economic and market conditions could result in additional losses from other-than-temporary impairment.
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

Results of Operations
Net Interest Income
Net interest income for 2009 was $48.3 million, compared to $45.4 million for 2008 and $41.2 million for 2007. The net interest margin increased in 2009 to 3.25%, compared to 3.21% in 2008. The net interest margin in 2007 was 2.96%. The increase in net interest income of $3.0 million, or 6.5%, during 2009 was primarily attributable to achieving a lower cost of funding, despite increased levels of average earnings assets at lower average yields. Average earning assets increased $75.8 million, or 5.4%, and average interest-bearing liabilities increased $42.4 million, or 3.6%, during 2009, compared to 2008.
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

	Year ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield	balance	paid	yield
	(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$1,456	$10	0.78%	$8,577	$264	3.07%	$21,030	$1,103	5.24%
Investment securities	78,762	2,157	2.74%	60,972	2,767	4.54%	112,461	5,707	5.07%
Mortgage-backed securities	283,944	13,357	4.70%	274,160	13,655	4.98%	229,872	11,166	4.86%
Stock in the FHLB	15,912	—	0.00%	15,671	610	3.89%	15,723	1,056	6.72%
Loans receivable:
Commercial loans and leases	703,982	40,823	5.80%	617,254	39,709	6.43%	540,383	39,657	7.34%
Residential mortgage loans	192,853	9,486	4.92%	226,483	12,095	5.34%	255,442	13,768	5.39%
Consumer and other loans	210,805	9,444	4.48%	208,815	11,198	5.36%	219,126	13,613	6.21%

Total earning assets	1,487,714	75,277	5.06%	1,411,932	80,298	5.69%	1,394,037	86,070	6.17%

Cash and due from banks	18,186			23,062			24,178
Allowance for loan and lease losses	(16,159)			(13,350)			(12,503)
Premises and equipment	12,512			13,195			14,458
Goodwill, net	12,055			11,982			11,318
Accrued interest receivable	4,252			4,888			5,865
Bank-owned life insurance	29,323			25,033			23,627
Prepaid expenses and other assets	10,395			7,329			7,798

Total assets	$1,558,278			$1,484,071			$1,468,778

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$65,471	60	0.09%	$60,438	162	0.27%	$62,327	391	0.63%
Money market accounts	31,157	367	1.18%	5,249	69	1.31%	6,285	135	2.15%
Savings accounts	377,755	3,380	0.89%	388,060	7,042	1.81%	376,746	11,028	2.93%
Certificate of deposit accounts	409,564	11,061	2.70%	389,021	14,306	3.68%	382,711	17,676	4.62%
Overnight and short-term borrowings	44,298	86	0.19%	54,878	902	1.64%	57,117	2,717	4.76%
Wholesale repurchase agreements	13,699	551	3.97%	10,000	540	5.32%	11,425	602	5.27%
FHLB borrowings	262,466	10,720	4.03%	254,321	10,960	4.31%	240,668	10,768	4.47%
Subordinated deferrable interest debentures	13,403	730	5.45%	13,403	949	7.08%	17,188	1,509	8.78%

Total interest-bearing liabilities	1,217,813	26,955	2.21%	1,175,370	34,930	2.97%	1,154,467	44,826	3.88%

Noninterest-bearing deposits	189,419			175,742			182,093
Other liabilities	11,495			16,982			17,861

Total liabilities	1,418,727			1,368,094			1,354,421
Shareholders’ equity	139,551			115,977			114,357

Total liabilities and shareholders’ equity	$1,558,278			$1,484,071			$1,468,778

Net interest income		$48,322			$45,368			$41,244

Net interest rate spread			2.85%			2.72%			2.29%
Net interest rate margin			3.25%			3.21%			2.96%

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

	Year ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase/(decrease) due to			Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$(120)	$(134)	$(254)	$(346)	$(493)	$(839)
Investment securities	(1,042)	432	(610)	(532)	(2,408)	(2,940)
Mortgage-backed securities	(749)	451	(298)	280	2,209	2,489
Stock in the FHLB	(619)	9	(610)	(443)	(3)	(446)
Commercial loans and leases	(5,064)	6,178	1,114	(5,555)	5,607	52
Residential mortgage loans	(923)	(1,686)	(2,609)	(127)	(1,546)	(1,673)
Consumer and other loans	(1,528)	(226)	(1,754)	(1,860)	(555)	(2,415)

Total interest income	(10,045)	5,024	(5,021)	(8,583)	2,811	(5,772)

Interest expense:
NOW accounts	(114)	12	(102)	(217)	(12)	(229)
Money market accounts	(8)	306	298	(46)	(20)	(66)
Savings accounts	(3,479)	(183)	(3,662)	(4,308)	322	(3,986)
Certificate of deposit accounts	(3,960)	715	(3,245)	(3,645)	275	(3,370)
Overnight & short-term borrowings	(669)	(147)	(816)	(1,711)	(104)	(1,815)
Wholesale repurchase agreements	(156)	167	11	6	(68)	(62)
FHLB borrowings	(623)	383	(240)	(422)	614	192
Capital trust and other subordinated securities	(219)	—	(219)	(254)	(306)	(560)

Total interest expense	(9,228)	1,253	(7,975)	(10,597)	701	(9,896)

Net interest income	$(817)	$3,771	$2,954	$2,014	$2,110	$4,124

Comparison of Years Ended December 31, 2009 and December 31, 2008
General
Net income for 2009 decreased $3.6 million, or 39.4%, to $5.5 million from $9.1 million for 2008. Earnings per diluted common share (“EPS”) decreased from $1.96 for 2008 to $0.70 for 2009. The 2009 earnings represented a return on assets of 0.36% and a return on common equity of 2.66% for 2009, as compared to a return on assets of 0.62% and a return on common equity of 7.99% for 2008.
Net Interest Income
For 2009, net interest income was $48.3 million, compared to $45.4 million for 2008. The net interest margin for 2009 was 3.25% compared to a net interest margin of 3.21% for the prior year. Although the yield on the Company’s interest-earning assets declined by 63 bps compared to 2008, net interest income increased $3.0 million, or 6.5%, as a result of cost of funds on interest-bearing liabilities declining by 76 bps.
Interest Income — Investments
Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $15.5 million for 2009 compared to $17.3 million for 2008. This decrease in total investment income of $1.8 million, or 10.2%, was attributable to a 73 basis point decrease in the overall yield on investments, from 4.81% in 2008 to 4.08% in 2009, along with an increase in the average balance of investments of approximately $20.7 million.

Interest Income — Loans and Leases
Interest from loans and leases was $59.8 million for 2009, and represented a yield on total loans and leases of 5.39%. This compares to $63.0 million of interest and a yield of 5.99% for 2008. Increased interest income resulting from growth in the average balance of loans and leases of $55.1 million, or 5.2%, was counteracted by a decrease in the yield on loans and leases of 60 bps.
The average balance of the various components of the loan and lease portfolio changed as follows: commercial loans and leases increased $86.7 million, or 14.1%; consumer and other loans increased $2.0 million, or 1.0%; and residential mortgage loans decreased $33.6 million, or 14.8%. The yield on the various components of the loan and lease portfolio changed as follows: commercial loans and leases decreased 63 bps, to 5.80%; consumer and other loans decreased 88 bps, to 4.48%; and residential mortgage loans decreased 42 bps, to 4.92%. The yields on loans and leases declined primarily from lower yields on new originations and repricing of existing variable rate assets.
Interest Expense — Deposits and Borrowings
Interest paid on deposits and borrowings decreased by $8.0 million, or 22.8%, due to lower market interest rates during 2009. The overall average cost for interest-bearing liabilities decreased 76 bps from 2.97% for 2008 to 2.21% for 2009. The average balance of total interest-bearing liabilities increased $42.4 million, or 3.6%, to $1.22 billion for 2009.
The growth in deposit average balances of $41.2 million, or 4.9%, during 2009 was centered primarily in money market accounts (up $25.9 million, or 493.6%) and CD accounts (up $20.5 million, or 5.3%). These increases were partially offset by a decrease in savings accounts (down $10.3 million, or 2.7%). The cost of deposits in total decreased 88 bps in 2009 to 1.68%, compared to 2.56% in the prior year.
The average balance of borrowings increased as compared to the prior year, with increases in FHLB funding (up $8.1 million, or 3.2%) and increases in wholesale repurchase agreements (up $3.7 million, or 37.0%) offset by decreases in short term borrowings (down $10.6 million, or 19.3%). Overall, the cost of nondeposit borrowings decreased 39 bps in 2009 to 3.62%, compared to 4.01% in the prior year, reflecting the market interest rate declines experienced in 2009.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $9.9 million for 2009, compared to $4.5 million for 2008. Additions were made to the provision in 2009 in response to increased nonperforming and classified loans and leases, increased levels of charge-offs, weakened economic conditions and growth in the commercial loan portfolio. The increased provision served to improve the ratio of the allowance for loan and lease losses to 1.49% as of December 31, 2009, compared to 1.36% at the prior year-end. The allowance for loan and lease losses expressed as a percentage of nonperforming loans and leases was 90.29% at December 31, 2009 and 102.05% at December 31, 2008. Net charge-offs for 2009 were $8.0 million compared to $2.5 million for 2008.
Management evaluates several factors including new loan and lease originations, actual and estimated charge-offs and the risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan and lease losses in future periods. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased by $1.4 million, or 13.6%, from $10.6 million for 2008 to $9.2 million for 2009. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2009	2008
	(In thousands)

Service charges on deposit accounts	$5,377	$5,711
Income from bank-owned life insurance	1,245	1,080
Loan related fees	869	803
Commissions on nondeposit investment products	776	745
Net gains on lease sales and commissions on loans originated for others	408	454
Impairment of available for sale securities	(384)	(219)
Gain on sale of available for sale securities	61	725
Other income	813	1,310

Total noninterest income	$9,165	$10,609

Deposit account service charges continue to represent the largest source of noninterest income for the Company even though this account did not produce growth in 2009. Service charges on deposit accounts were down $334,000 or 5.8%. Additionally, gains on the sale of available for sale securities decreased $664,000 or 91.6%. Other income also decreased $497,000 or 37.9% and losses on impairment of available for sale securities increased $165,000, or 75.3%. Net gains on lease sales and loan commissions were down $46,000 or 10.1%. These decreases were offset by increases in income from bank-owned life insurance (“BOLI”) (up $165,000, or 15.3%) and loan related fees (up $66,000, or 8.2%) primarily as a result of a newly available interest rate swap product discussed below. An increase in the volume of nondeposit investment product activity provided additional noninterest income of $31,000, or 4.2%.
In the fourth quarter of 2008, the Company began offering interest rate swaps with commercial loan borrowers to aid them in managing their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into a mirroring swap with a third party financial institution. The third party financial institution exchanges the client’s fixed rate loan payments for floating rate loan payments. The Company retains the risks associated with the potential failure of counterparties and inherent in making loans.
The interest rate swap contracts are carried at fair value with changes recorded as a component of loan related fees in other noninterest income. For the years ended December 31, 2009 and 2008, net gains on these interest rate swap contracts, which include fee income and adjustments for credit valuation, amounted to approximately $230,000 and $250,000, respectively.
Noninterest Expense
Noninterest expenses for 2009 increased a total of $1.6 million, or 4.3%, to $39.5 million. The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2009	2008
	(In thousands)

Salaries and employee benefits	$20,573	$20,091
Occupancy and equipment	4,553	4,578
Data processing	2,640	2,816
FDIC insurance	2,527	694
Professional services	2,612	2,968
Marketing	1,318	1,607
Loan workout and other real estate owned	688	543
Loan servicing	665	643
Other expenses	3,953	3,946

Total noninterest expense	$39,529	$37,886

FDIC insurance increased $1.8 million, or 264.1%, due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and an increase in assessment rates for 2009. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on assets less Tier 1 capital as of June 30, 2009 on all FDIC-insured financial institutions. The Bank incurred a charge of $733,000 as a result of the special assessment levied. The FDIC has authority to levy an additional 5 basis points in special assessments after September 30, 2009. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates ranged from 12 to 50 basis points per $100 of deposits.
Additionally, salaries and benefits increased $482,000, or 2.4%, and loan workout and other real estate owned expenses increased $145,000, or 26.7%. These increases were partially offset by decreases in professional services (down $356,000, or 12.0%), marketing (down $289,000, or 18.0%) and data processing (down $176,000, or 6.3%).
Overall, with the decrease in noninterest income and the increase in noninterest expense, the Company’s efficiency ratio was 68.76% for 2009, compared to 67.68% for 2008.

Income Tax Expense
The Company recorded income tax expense of $2.5 million for 2009, compared to $4.4 million for 2008. This represented total effective tax rates of 31.1% and 32.6%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.
Comparison of Years Ended December 31, 2008 and December 31, 2007
General
Net income for 2008 increased $99,000, or 1.1%, to $9.1 million from $9.0 million for 2007. Earnings per diluted common share (“EPS”) increased from $1.84 for 2007 to $1.96 for 2008. The 2008 earnings represented a return on assets of 0.62% and a return on common equity of 7.99% for 2008, as compared to a return on assets of 0.62% and a return on common equity of 7.91% for 2007.
Net Interest Income
For 2008, net interest income was $45.4 million, compared to $41.2 million for 2007. The net interest margin for 2008 was 3.21% compared to a net interest margin of 2.96% for 2007. Although the yield on the Company’s interest-earning assets declined by 49 bps compared to 2007, net interest income increased $4.1 million, or 10.0%. The increase in net interest income is a result of the cost of funds on interest-bearing liabilities declining 91 bps compared to the prior year.
Interest Income — Investments
Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $17.3 million for 2008, compared to $19.0 million for 2007. This decrease in total investment income of $1.7 million, or 9.1%, was attributable to a 21 basis point decrease in the overall yield on investments, from 5.02% in 2007 to 4.81% in 2008, along with a decrease in the average balance of investments of approximately $19.7 million.
Interest Income — Loans and Leases
Interest from loans and leases was $63.0 million for 2008, and represented a yield on total loans and leases of 5.99%. This compares to $67.0 million of interest, and a yield of 6.61%, for 2007. Increased interest income resulting from growth in the average balance of loans of $37.6 million, or 3.7%, was counteracted by a decrease in the yield on loans and leases of 62 bps.
The average balance of the various components of the loan and lease portfolio changed as follows: commercial loans and leases increased $76.9 million, or 14.2%; consumer and other loans decreased $10.3 million, or 4.7%; and residential mortgage loans decreased $29.0 million, or 11.3%. The yield on the various components of the loan portfolio changed as follows: commercial loans and leases decreased 91 bps, to 6.43%; consumer and other loans decreased 85 bps, to 5.36%; and residential mortgage loans decreased 5 bps, to 5.34%. The yields on loans and leases declined primarily from lower yields on new originations and repricing of existing variable rate assets.
Interest Expense — Deposits and Borrowings
Interest paid on deposits and borrowings decreased by $9.9 million, or 22.1%, due to lower market interest rates during 2008. The overall average cost for interest-bearing liabilities decreased 91 bps from 3.88% for 2007 to 2.97% for 2008. The average balance of total interest-bearing liabilities increased $20.9 million, or 1.8%, to $1.18 billion for 2008.
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

Provision for Loan and Lease Losses
The provision for loan and lease losses was $4.5 million for 2008, compared to $700,000 for 2007. Additions were made to the provision in 2008 in response to increased nonperforming and classified loans and leases, increased levels of charge-offs, weakened economic conditions and growth in the commercial loan and lease portfolio. The increased provision served to improve the ratio of the allowance for loan and lease losses to 1.36% as of December 31, 2008, compared to 1.22% at the prior year-end. The allowance for loan and lease losses expressed as a percentage of nonperforming loans and leases was 102.05% at December 31, 2008 and 304.2% at December 31, 2007. Net charge-offs for 2008 were $2.5 million compared to $458,000 for 2007.
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
Noninterest Income
Total noninterest income decreased by $176,000 or 1.6%, from $10.8 million for 2007 to $10.6 million for 2008. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2008	2007
	(In thousands)

Service charges on deposit accounts	$5,711	$5,578
Income from bank-owned life insurance	1,080	1,038
Loan related fees	803	649
Commissions on nondeposit investment products	745	575
Gain on sale of available for sale securities	725	254
Impairment of available for sale securities	(219)	—
Net gains on lease sales and commissions on loans originated for others	454	1,216
Other income	1,310	1,475

Total noninterest income	$10,609	$10,785

Deposit account service charges continue to represent the largest source of noninterest income for the Company and produced growth of $133,000, or 2.4% in 2008. Income from bank-owned life insurance (“BOLI”) increased $42,000, or 4.0%. Loan related fees increased $154,000, or 23.7%, primarily as a result of a new swap product discussed below. An increase in the volume of nondeposit investment products provided additional noninterest income of $170,000, or 29.6%. Additionally, noninterest income for 2008 benefited from gains on sales of available for sale securities of $725,000, while noninterest income for 2007 benefited from gain on sales of available for sale securities of $254,000. These increases were offset by volume based decreases in net gains on lease sales and commissions on loans originated for others (down $762,000, or 62.7%) and other income (down $165,000, or 11.2%). Additionally, the Company recorded $219,000 in losses on other-than-temporary impairment of an available for sale security.
In the fourth quarter of 2008, the Company entered into interest rate swaps with commercial loan borrowers to aid them in managing their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into a mirroring swap with a third party financial institution. The third party financial institution exchanges the client’s fixed rate loan payments for floating rate loan payments. The Company retains the risk associated with the potential failure of counterparties and inherent in making loans.
The interest rate swap contracts are carried at fair value with changes recorded as a component of loan related fees in other noninterest income. For the year ended December 31, 2008, net gains on these interest rate swap contracts, which include fee income and adjustments for credit valuation, amounted to approximately $250,000. The Company did not have interest rate swap contracts at December 31, 2007.

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

The Company realized savings in salaries and benefits (down $768,000, or 3.7%) due to staff vacancies, occupancy and equipment (down $294,000, or 6.0%) and loan servicing (down $124,000, or 16.2%). Additionally, other expenses decreased by $73,000, or 1.5%. Partially offsetting these items were increases in professional services (up $756,000, or 34.2%) primarily due to the outsourcing of certain internal audit activities and legal costs incurred related to an investigation of claims made by the Company’s dissident shareholder related to the 2008 proxy contest conducted by a special committee of the Board. In August 2008, the committee determined, based on the results of the investigation, that there was no merit to the claims. Additionally, loan workout and other real estate owned expenses increased (up $353,000, or 185.8%). Overall, the Company’s efficiency ratio improved to 67.68% for 2008, from 73.08% for 2007.
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
Financial Condition
Loans and Leases Receivable
Total loans and leases were $1.11 billion, or 69.9% of total assets, at December 31, 2009, compared to $1.08 billion, or 70.5% of total assets, at December 31, 2008, an increase of $34.1 million, or 3.2%. This increase was centered in commercial loans and leases (where the Company concentrates its origination efforts) and was partially offset by decreases in residential mortgage loans (which the Company primarily purchases) and consumer loans. Total loans and leases as of December 31, 2009 are segmented in three broad categories: commercial loans and leases that aggregate $732.4 million, or 65.9%, of the portfolio; residential mortgages that aggregate $173.3 million, or 15.6% of the portfolio; and consumer and other loans that aggregate $206.2 million, or 18.5% of the portfolio.

The following is a summary of loans and leases receivable:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$167,853	$175,472	$157,431	$140,812	$112,987
Commercial & industrial	178,808	164,569	131,927	106,017	73,620
Commercial real estate — nonowner occupied	170,148	133,782	102,990	102,390	95,779
Small business	56,148	50,464	45,778	41,785	38,641
Multi-family	66,350	53,159	42,536	34,294	33,725
Construction	23,405	22,300	38,832	37,237	37,772
Leases and other (1)	75,057	63,799	58,702	62,979	48,745

Subtotal	737,769	663,545	578,196	525,514	441,269

Unearned lease income (1)	(7,693)	(6,980)	(5,742)	(6,651)	(3,366)
Net deferred loan origination costs (fees)	2,321	1,857	1,214	927	406

Total commercial loans and leases	732,397	658,422	573,668	519,790	438,309

Residential mortgage loans:
One-to four-family adjustable rate	115,855	126,689	155,087	165,140	202,223
One-to four-family fixed rate	56,724	85,057	92,485	96,880	101,598

Subtotal	172,579	211,746	247,572	262,020	303,821

Premium on loans acquired	738	953	1,198	1,979	2,257
Net deferred loan origination fees	(23)	(34)	(42)	(54)	(62)

Total residential mortgage loans	173,294	212,665	248,728	263,945	306,016

Consumer and other loans:
Home equity — term loans	119,909	127,142	149,192	152,484	134,932
Home equity — lines of credit	83,771	76,038	62,357	64,208	67,959
Unsecured and other	1,410	2,216	2,774	2,359	2,151

Subtotal	205,090	205,396	214,323	219,051	205,042

Premium on loans acquired	—	—	—	—	2
Net deferred loan origination costs	1,066	1,259	1,413	1,506	1,437

Total consumer and other loans	206,156	206,655	215,736	220,557	206,481

Total loans and leases receivable	$1,111,847	$1,077,742	$1,038,132	$1,004,292	$950,806

(1)	Included within commercial loans and leases were $156,000 of leases held for sale at December 31, 2008.
Commercial loans and leases — During 2009, the commercial loan and lease portfolio (consisting of commercial real estate, commercial & industrial, equipment loans and leases, multi-family real estate, construction and small business loans) increased $74.0 million, or 11.2%. The primary drivers of this growth occurred in the commercial real estate and commercial & industrial areas.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio and the Macrolease platform, commercial and industrial loans increased $14.2 million, or 8.7%, and owner-occupied commercial real estate loans decreased $7.6 million, or 4.3%, since year-end 2008. At December 31, 2009, leases comprised 9.2% of the commercial loan and lease portfolio, with $54.5 million of Macrolease-generated leases and $12.9 million of purchased government leases.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2008, CRE loans have increased $50.7 million, or 24.2%, on a net basis.

At December 31, 2009, small business loans (business lending relationships of approximately $500,000 or less) totaled $56.1 million at December 31, 2009 compared to $50.5 million at December 31, 2008, representing 7.7% of the commercial portfolio at both year-ends. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.
The Bank is a participant in the SBA Preferred Lender Program in both Rhode Island and Massachusetts. The Bank was named the No. 1 SBA lender in Rhode Island as of the SBA’s September 30, 2009 fiscal year end. SBA guaranteed loans are found throughout the portfolios managed by the Bank’s various lending groups.
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
Residential mortgage loans — Residential mortgage loans decreased $39.4 million, or 18.5%, as repayments, charge-offs and transfers to other real estate owned ($42.9 million) exceeded originations ($3.5 million). Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases residential mortgage loans from third-party originators. Until such time as the Bank can originate sufficient commercial and consumer loans to utilize available cash flow, it intends to continue purchasing residential mortgage loans with high credit quality if and when opportunities develop.
Consumer loans — During 2009, consumer loan outstandings decreased $499,000, or 0.2%, to $206.2 million at December 31, 2009, from $206.7 million at December 31, 2008. This decrease is attributable to runoff of existing consumer loans exceeding new originations. The Company continues to promote consumer lending as it believes that these ten- to twenty-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics.
The following table sets forth certain information at December 31, 2009 regarding the aggregate dollar amount of certain loans maturing in the loan and lease portfolio based on scheduled payments to maturity. Actual principal payments may vary from this schedule due to refinancings, modifications and other changes in terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
		After one,
	One year	but within	After
	or less	five years	five years
	(In thousands)

Commercial & industrial loans	$77,791	$70,413	$30,604
Construction/permanent loans	11,412	254	12,040
Home equity lines of credit	621	22	83,128
Interest-only residential first mortgages	5,194	16,700	4,053
Small business loans	24,387	24,126	7,636

Total	$119,405	$111,515	$137,461

The following table sets forth as of December 31, 2009 the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
		Floating or
		adjustable
	Fixed rates	rates
	(In thousands)

Commercial & industrial loans	$65,425	$35,592
Construction/permanent loans	5,877	6,417
Home equity lines of credit	—	83,149
Interest-only residential first mortgages	3,089	17,664
Small business loans	8,771	22,991

Total	$83,162	$165,813

Asset Quality
The definition of nonperforming assets includes nonperforming loans and leases and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans and leases are defined as nonaccrual loans and leases, loans and leases past due 90 days or more but still accruing and impaired loans and leases. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered impaired loans. There were $12.4 million of impaired loans and leases included in nonaccrual loans and leases at December 31, 2009, compared to $10.3 million at December 31, 2008 and $3.0 million at December 31, 2007.
Nonperforming Assets — At December 31, 2009, the Company had nonperforming assets of $20.0 million, or 1.26%, of total assets. This compares to nonperforming assets of $15.2 million, or 1.00% of total assets, at December 31, 2008, and nonperforming assets of $4.1 million, or 0.28% of total assets, at December 31, 2007. Nonperforming assets at December 31, 2009 consisted of commercial loans and leases aggregating $13.5 million, residential loans aggregating $4.1 million, commercial loans and leases 90 days past due, but still accruing of $552,000, consumer loans aggregating $389,000, consumer loans 90 days past due, but still accruing of $275,000 and other real estate owned of $1.7 million. Nonperforming assets at December 31, 2008 and 2007 were primarily comprised of nonaccrual commercial loans and nonaccrual residential loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2009 level of nonperforming assets is low relative to the size of the Company’s loan portfolio and as compared to peer institutions. The weak economy has resulted in an increase in charge-offs and nonperforming assets in 2009. If current economic conditions continue or worsen, management believes that the level of nonperforming assets will increase, as will its level of charged-off loans and leases.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans and leases accounted for on a nonaccrual basis	$16,830	$14,045	$4,012	$1,407	$415
Loans and leases past due 90 days or more, but still accruing	826	324	100	6	—
Restructured loans and leases on a nonaccrual basis	659	—	37	—	—

Total nonperforming loans and leases	18,315	14,369	4,149	1,413	415

Other real estate owned	1,700	863	—	—	—

Total nonperforming assets	$20,015	$15,232	$4,149	$1,413	$415

Restructured loans and leases not included in nonperforming assets	$445	$32	$—	$—	$—

Nonperforming loans and leases as a percent of total loans and leases	1.65%	1.33%	0.40%	0.14%	0.04%

Nonperforming assets as a percent of total assets	1.26%	1.00%	0.28%	0.10%	0.03%
The following table sets forth certain information regarding nonperforming loans and leases.

	December 31,
	2009		2008		2007
		Percent		Percent		Percent
		of Total		of Total		of Total
	Principal	Loans and	Principal	Loans and	Principal	Loans and
	Balance	Leases	Balance	Leases	Balance	Leases
	(Dollars in thousands)

Nonperforming loans and leases:
Commercial real estate	$6,909	0.63%	$4,884	0.46%	$—	0.00%
Commercial and industrial	2,919	0.26%	2,802	0.26%	2,594	0.25%
Small business	1,147	0.10%	892	0.08%	39	0.00%
Multifamily	205	0.02%	—	0.00%	594	0.06%
Construction	469	0.04%	1,000	0.09%	—	0.00%
Leases	1,878	0.17%	428	0.04%	100	0.01%
Residential	4,124	0.37%	4,314	0.40%	822	0.08%
Consumer	664	0.06%	49	0.00%	—	0.00%

Total nonperforming loans and leases	$18,315	1.65%	$14,369	1.33%	$4,149	0.40%

Nonaccrual Loans and Leases — Accrual of interest income on all loans and leases is discontinued when concern exists as to the collectability of principal or interest, or typically when a loan or lease becomes over 90 days delinquent. Additionally, when a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans and leases (including restructured loans) are removed from nonaccrual when concern no longer exists as to the collectability of principal or interest, typically when payment has been received timely for six months. Interest collected on nonaccruing loans and leases is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. At December 31, 2009, nonaccrual loans and leases totaled $17.5 million. Interest on nonaccrual loans and leases that would have been recorded as additional income for the year ended December 31, 2009, had the loans and leases been current in accordance with their original terms, totaled $902,000. This compares with $728,000 and $156,000 of foregone interest income on nonaccrual loans and leases for the years ended December 31, 2008 and 2007, respectively.
Delinquencies — At December 31, 2009, $12.6 million of loans and leases were 30 to 89 days past due. This compares to $9.5 million and $12.6 million of loans 30 to 89 days past due as of December 31, 2008 and 2007, respectively. The majority of these loans for all three years were commercial loans and leases and residential loans. Within loans past due 30 to 89 days at December 31, 2009 were $531,000 of commercial leases to government entities, which were primarily attributable to administrative delays as opposed to underlying credit or cash flow issues. This amount compares to $1.3 million of government leases past due 30 to 89 days at December 31, 2008 and $3.8 million at December 31, 2007.

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
The following table sets forth information as to loans and leases delinquent for 30 to 89 days:

	December 31,
	2009		2008		2007
		Percent		Percent		Percent
		of Total		of Total		of Total
	Principal	Loans and	Principal	Loans and	Principal	Loans and
	Balance	Leases	Balance	Leases	Balance	Leases
	(Dollars in thousands)

Loans and leases delinquent for 30 to 59 days:
Commercial real estate loans	$1,506	0.14%	$1,325	0.12%	$—	—
Commercial and industrial loans	1,167	0.10%	95	0.01%	3,205	0.31%
Small business loans	1,942	0.17%	98	0.01%	15	0.00%
Multifamily loans	731	0.07%	—	—	369	0.04%
Construction loans	900	0.08%	—	—	—	—
Leases	2,108	0.19%	1,817	0.17%	3,005	0.29%
Residential loans	1,248	0.11%	921	0.08%	1,309	0.13%
Consumer loans	980	0.09%	1,488	0.14%	981	0.09%

Total loans and leases delinquent 30 to 59 days	10,582	0.95%	5,744	0.53%	8,884	0.86%

Loans and leases delinquent for 60 to 89 days:
Commercial real estate loans	$—	—	$599	0.06%	$1,230	0.12%
Commercial and industrial loans	—	—	1,722	0.16%	—	—
Small business loans	285	0.03%	—	—	11	0.00%
Multifamily loans	410	0.04%	—	—	—	—
Construction loans	—	—	—	—	—	—
Leases	951	0.09%	1,194	0.11%	2,173	0.21%
Residential loans	234	0.02%	117	0.01%	275	0.03%
Consumer loans	148	0.01%	150	0.01%	13	0.00%

Total loans and leases delinquent 60 to 89 days	2,028	0.19%	3,782	0.35%	3,702	0.36%

Total loans and leases delinquent 30 to 89 days	$12,610	1.14%	$9,526	0.88%	$12,586	1.22%

Higher-Risk Loans — Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value-ratio loans, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations. As of December 31, 2009 and 2008, the Company had $113.6 million and $132.3 million, respectively, of junior lien home equity loans and lines of credit. The allowance for loan and lease losses attributable to these loans as of December 31, 2009 and 2008 were $1.0 million and $1.2 million, respectively. The Company does not hold other types of higher-risk loans.
Adversely Classified Assets — The Company’s management adversely classifies certain assets as “substandard”, “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2009, the Company had $22.1 million of assets that were classified as substandard. This compares to $22.7 million and $9.5 million of assets that were classified as substandard at December 31, 2008 and 2007, respectively. The Company had no assets that were classified as loss or doubtful at any of these dates. Performing loans and leases may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2009, included in the $22.1 million of assets that were classified as substandard, were $3.7 million of performing loans and leases. This compares to $8.3 million and $5.3 million of adversely classified performing assets at December 31, 2008 and 2007, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.
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
The following table represents the allocation of the allowance for loan and leases losses as of the dates indicated:

	December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
		Loans		Loans		Loans		Loans		Loans
		and		and		and		and		and
	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
	(Dollars in thousands)

Commercial loans and leases	$12,409	65.9%	$10,708	61.1%	$8,786	55.2%	$7,944	51.8%	$7,002	46.1%
Residential mortgage loans	1,340	15.6%	1,239	19.7%	1,002	24.0%	1,440	26.2%	1,653	32.2%
Consumer and other loans	1,504	18.5%	1,609	19.2%	1,637	20.8%	2,086	22.0%	1,894	21.7%
Unallocated	1,283	NA	1,108	NA	1,194	NA	907	NA	1,116	NA

Total	$16,536	100.0%	$14,664	100.0%	$12,619	100.0%	$12,377	100.0%	$11,665	100.0%

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
A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan and lease portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.3 million at December 31, 2009, compared to $1.1 million at December 31, 2008. With respect to changes within the allocation of the allowance for loan and lease losses, allocations at December 31, 2009 reflect both changes in loan and lease balances as well as reassessment of risks within the various loan and lease categories.

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
During 2009, 2008 and 2007, the Bank made additions to the allowance for loan and lease losses of $9.9 million, $4.5 million and $700,000 and experienced net charge-offs of $8.0 million, $2.5 million and $458,000, respectively. At December 31, 2009, the allowance for loan and leases losses was $16.5 million and represented 90.29% of nonperforming loans and leases and 1.49% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $14.7 million, representing 102.05% of nonperforming loans and leases and 1.36% of total loans and leases outstanding at December 31, 2008.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Allowance for Loan and Lease Losses

Balance at beginning of year	$14,664	$12,619	$12,377	$11,665	$11,454

Loans and leases charged-off:
Commercial loans and leases	(5,187)	(1,186)	(184)	(472)	(1,266)
Residential mortgage loans	(2,344)	(1,235)	(248)	—	—
Consumer and other loans	(658)	(168)	(96)	(47)	(8)

Total loans and leases charged-off	(8,189)	(2,589)	(528)	(519)	(1,274)

Recoveries of loans and leases previously charged-off:
Commercial loans and leases	97	79	32	19	61
Residential mortgage loans	8	4	—	—	—
Consumer and other loans	39	31	38	10	1

Total recoveries of loans and leases previously charged-off	144	114	70	29	62

Net charge-offs	(8,045)	(2,475)	(458)	(490)	(1,212)

Provision for loan and lease losses charged against income	9,917	4,520	700	1,202	1,423

Balance at end of year	$16,536	$14,664	$12,619	$12,377	$11,665

Net charge-offs to average loans and leases outstanding	0.73%	0.24%	0.05%	0.05%	0.13%
Investments
Total investments (consisting of overnight investments, available for sale securities and FHLB stock) totaled $400.1 million, or 25.2% of total assets, at December 31, 2009. This compares to total investments of $343.2 million, or 22.4% of total assets, as of December 31, 2008. The increase of $56.9 million, or 16.6%, was centered in the increase of available for sale securities of $55.4 million along with increases in overnight investments of $851,000 and FHLB stock of $603,000. At December 31, 2009, available for sale securities carried a total net unrealized gain of $1.7 million, compared to $639,000 of net unrealized gain at December 31, 2008. The primary driver of the increase in net unrealized gains is the yields on fixed-rate mortgage-backed securities as compared to the market rates on similar securities at December 31, 2009, partially offset by declines in the fair value of other available for sale securities.

The available for sale securities portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During 2009, the Company purchased $221.9 million of available for sale securities compared to $145.2 million throughout 2008. Maturities, calls and principal payments totaled $165.4 million for 2009 compared to $124.7 million for 2008. Additionally, in 2009 the Company sold $1.9 million of mortgage-backed securities generating gains of $61,000 compared to $29.8 million generating gains of $725,000 during 2008.
A summary of available for sale securities follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred collateralized debt securities	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred collateralized debt securities	2,735	—	(1,255)	1,480
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
GSE mortgage-backed securities	201,001	4,289	(476)	204,814

Total	$325,767	$4,801	$(4,162)	$326,406

At December 31, 2007:
GSE obligations	68,185	90	(100)	68,175
Corporate debt securities	6,028	2	(174)	5,856
Trust preferred collateralized debt securities	2,980	—	(25)	2,955
Collateralized mortgage obligations	74,371	193	(769)	73,795
GSE mortgage-backed securities	183,723	1,169	(492)	184,400

Total	$335,287	$1,454	$(1,560)	$335,181

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.

The following table sets forth the contractual maturities of available for sale securities and the weighted average yields of such securities:

			After one, but		After five, but
	Within one year		within five years		within ten years		After ten years
		Weighted		Weighted		Weighted		Weighted
	Fair	average	Fair	average	Fair	average	Fair	average
	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)

At December 31, 2009:
GSE obligations	$—	0.00%	$76,013	2.74%	$4,913	3.20%	$—	0.00%
Trust preferred collateralized debt securities	—	0.00%	—	0.00%	—	0.00%	465	4.00%
Collateralized mortgage obligations	—	0.00%	—	0.00%	22,958	4.55%	21,070	5.35%
GSE mortgage-backed securities	—	0.00%	1,604	4.75%	24,624	4.70%	230,193	4.51%

Total	$—	0.00%	$77,617	2.78%	$52,495	4.48%	$251,728	4.58%

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
Upon adoption of new accounting guidance related to other-than-temporary impairments (described fully in Note 2 — Summary of Significant Accounting Policies of the Company’s consolidated financial statements) in the second quarter of 2009, management reevaluated the other-than-temporary impairment that was previously recognized on CDO A at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by the new guidance because the amortized cost basis of the security was expected to be recovered, management had no intent to sell the security before recovery and it was more likely than not that the Company would not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, has been applied to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
During 2009, CDO A experienced an additional $25.0 million in defaulting collateral, totaling $69.0 million, or 24.9%, of the security’s underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $271,000 of the security’s amortized cost. The Company recorded other-than-temporary impairment charges totaling $667,000, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $271,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $396,000 has been recorded as a reduction of other comprehensive income.

At December 31, 2009, CDO B had experienced $139.0 million in defaulting collateral, representing 24.0% of the security’s underlying collateral. In addition, the Company did not receive its past two scheduled interest payments because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $113,000 of the security’s amortized cost. The Company recorded other-than-temporary impairment charges totaling $1.8 million, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $113,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $1.7 million has been recorded as a reduction of other comprehensive income. Management will continue to monitor these securities for further potential impairment.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to a substantial widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not be required to sell the securities before recovery. Additionally, management has no intent to sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2009. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. The Company’s remaining securities in an unrealized loss position were deemed not to be other-than-temporarily impaired after considering the aforementioned factors. In addition, the Company has the intent and ability to hold securities with unrealized losses until recovery or maturity and believes it will continue to receive all contractual principal and interest payments.
Bank-Owned Life Insurance
The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2008, the Bank purchased an additional $3.5 million of BOLI. The cash surrender value of these life insurance policies was $30.0 million and $28.8 million at December 31, 2009 and 2008, respectively.
Deposits and Borrowings
The Bank continues to concentrate its time and efforts towards its deposit-gathering network. The Bank’s total deposits increased on a net basis by $56.1 million, or 5.4%, during 2009, to $1.1 billion for 2009 from $1.0 billion for 2008. CD balances decreased $36.3 million, or 8.6%, and savings accounts decreased by $13.9 million, or 3.6%, in 2009. Additionally, money market accounts were up $60.6 million, or 1,364.0%, demand deposit accounts were up $27.8 million, or 15.7%, and NOW accounts were up $17.9 million, or 31.5%. Core deposit accounts as a percentage of total deposits increased to 64.8% at December 31, 2009 as compared to 59.4% at December 31, 2008.
By comparison, total deposits increased $27.4 million, or 2.7%, during 2008 and can be summarized as follows: savings accounts decreased $15.7 million, or 4.0%, demand deposit accounts increased $3.9 million, or 2.2%, CDs increased $49.4 million, or 13.2%, NOW accounts decreased $8.5 million, or 13.0%, and money market accounts decreased $1.6 million, or 26.6%, during 2008.
The following table sets forth certain information regarding deposits:

	December 31,
	2009			2008			2007
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
	(Dollars in thousands)
NOW accounts	$74,558	6.8%	0.09%	$56,703	5.5%	0.10%	$65,191	6.4%	0.60%
Money market accounts	65,076	5.9%	1.10%	4,445	0.4%	0.39%	6,054	0.6%	2.32%
Savings accounts	367,225	33.4%	0.64%	381,106	36.6%	1.46%	396,838	39.1%	3.01%
Certificate of deposit accounts	387,144	35.3%	1.80%	423,443	40.6%	3.29%	374,063	36.9%	4.46%

Total interest bearing deposits	894,003	81.4%	1.13%	865,697	83.1%	2.26%	842,146	83.0%	3.46%
Noninterest bearing accounts	204,281	18.6%	0.00%	176,495	16.9%	0.00%	172,634	17.0%	0.00%

Total deposits	$1,098,284	100.0%	0.92%	$1,042,192	100.0%	1.89%	$1,014,780	100.0%	2.86%

At December 31, 2009, CDs with balances greater than $100,000 aggregated $130.5 million, compared to $127.1 million and $116.7 million at December 31, 2008 and 2007, respectively.

Total borrowings, excluding subordinated deferrable interest debentures, increased $30.7 million, or 10.0%, during 2009, to $337.4 million, from $306.6 million at December 31, 2008. The Company had $318.3 million of borrowings outstanding at the end of 2007. The Bank’s wholesale repurchase agreements at December 31, 2009 totaled $20.0 million, compared to $10.0 million at December 31, 2008. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.
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
Subordinated Deferrable Interest Debentures
In September 2007, the Company redeemed $5.2 million of subordinated deferrable interest debentures, which were held by BRI Statutory Trust II. As of December 31, 2009, the Company had $13.4 million outstanding of subordinated deferrable interest debentures issued to its three statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. The regulatory capital generated from issuing the trust preferred securities helped support the Company’s continued asset growth.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2009 overnight investments and available for sale securities amounted to $383.8 million, or 24.1% of total assets. This compares to $327.5 million, or 21.4% of total assets, at December 31, 2008. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including FRB borrowings and/or issuance of senior unsecured debt. Management believes that the Company has adequate liquidity to meet its commitments.

Commitments and Contingent Liabilities
The following table sets forth the contractual obligations of the Company:

	Payments due or commitments expiring - by period
		Less than	One to	Four to	After
	Total	one year	three years	five years	five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$277,183	$53,584	$69,000	$23,400	$131,199
Subordinated deferrable interest debentures	13,403	—	—	—	13,403
Lease obligations	12,281	1,432	1,400	1,412	8,037
Other:
Treasury, tax and loan payments	1,803	1,803	—	—	—
Retail repurchase agreements	36,991	36,991	—	—	—
FHLB short-term borrowings	1,377	1,377	—	—	—
Wholesale repurchase agreements	20,000	10,000	10,000	—	—

Total contractual cash obligations	$363,038	$105,187	$80,400	$24,812	$152,639

Other commitments:
Commitments to originate or purchase loans	$19,425	$19,425	$—	$—	$—
Unused lines of credit and other commitments	200,274	88,705	35,294	642	75,633
Letters of credit and standby letters of credit	4,605	3,481	1,124	—	—
Forward commitments to originate leases for sale	458	458	—	—	—
Supplemental retirement benefits	3,958	—	—	382	3,576

Total other commitments	$228,720	$112,069	$36,418	$1,024	$79,209

In connection with the Macrolease acquisition, the Company has an obligation to issue 7,317 shares of common stock in 2010 based upon Macrolease achieving certain performance targets during 2009 and has an obligation to issue up to an additional 11,483 shares of its common stock, contingent upon Macrolease reaching specified performance criteria through April 30, 2010.
Capital Resources
Total shareholders’ equity of the Company at December 31, 2009 was $120.7 million, as compared to $149.1 million at December 31, 2008. This decrease of $28.4 million was primarily attributable to the repayment of the U.S. Treasury’s $30.0 million investment pursuant to the CPP. Equity was also impacted by net income of $5.5 million, stock option activity (stock option exercises, share-based compensation and related tax benefits and Macrolease lease acquisition) of $861,000 and $847,000 of unrealized holding net gains on available for sale securities offset by common stock dividends paid of $3.1 million, repurchase of the warrant to purchase common stock of $1.4 million, preferred stock dividends paid of $892,000 and shares tendered of $254,000.
Additionally, the Company had a stock repurchase program authorized by the Company’s Board of Directors, which enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Exchange Act. Under the program, the Company repurchased 344,800 shares at a total cost of $11.8 million as of December 31, 2009 and 2008. Also see Part II, Item 5 — Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities, included on page 25 of this annual report.
On August 5, 2009, the Company repurchased the U.S. Treasury Department’s $30.0 million preferred stock investment and exited the CPP. The Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, for $30.0 million plus $333,000 of accrued dividends through the date of repurchase. The repurchase of the preferred stock resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. As part of the CPP, the Company also issued the U.S. Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. On September 30, 2009, the Company repurchased the warrant for $1.4 million.

While the Company was not required to raise additional capital in order to repay the CPP funds, the Board believed it was prudent to assure access to capital on reasonable terms should economic conditions continue or deteriorate. Also, the Board believed that a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
For these reasons, the Company entered into a Standby Commitment Letter Agreement on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary. Pursuant to this commitment, the Company will have the right, exercisable at any time through February 5, 2011, to require the Chace Trust to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company. At the time of the purchase of the trust preferred securities, the Company would purchase all of the common securities of its trust subsidiary, in an amount equal to at least 3% of the total capital of the trust subsidiary. The trust subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the commitment agreement, the Chace Trust deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure the its obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Chace trust, representing 4% of the maximum commitment.
All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2009 the Bank’s Tier I Leverage Ratio stood at 7.54%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well-capitalized.” According to these standards, the Bank had a Tier I risk-weighted capital ratio of 10.55% and a total risk-weighted capital ratio of 11.81% at December 31, 2009.
The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2009, the Company’s Tier I Leverage Ratio was 7.65%, its Tier I Risk-based capital ratio was 10.71% and its Total Risk-Based Capital Ratio was 11.97%.
As of December 31, 2009, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
At December 31, 2009, the Company had $13.4 million of trust preferred securities outstanding; the proceeds of which the Company has utilized as Tier I capital to help support the Company’s growth. See Note 14 — Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures in the accompanying Notes to Consolidated Financial Statements included on page F-26 in this report for further information.
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
Recent Accounting Developments
See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included on page F-8 in this report for details of recent accounting developments and their expected impact on the Company’s consolidated financial statements.

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
The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of up to 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure to income resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at December 31, 2009, interest rate shocks down were not performed. As of December 31, 2009, net interest income simulation indicated that the Company’s exposure to changing interest rates was within the aforementioned tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on estimated net interest income over a 12-month period beginning January 1, 2010:

	Estimated impact on
	net interest income
	Dollar	Percent
	change	change
	(Dollars in thousands)

Initial Twelve Month Period:
Up 300 basis point shock	$(2,632)	-4.99%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2009, the Company’s cumulative one-year gap was a positive $105.0 million, or 6.6% of total assets, compared to a positive $155.5 million, or 10.2% of total assets, at the end of 2008.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2009. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and certain available for sale securities have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within	Over	Over Six	Over One
	Three	Three to	to Twelve	Year to	Over
	Months	Six months	months	Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$1,964	$—	$—	$—	$—	$1,964
Available for sale securities	44,466	45,234	40,057	154,454	90,664	374,875
FHLB Stock	16,274	—	—	—	—	16,274
Commercial loans and leases	204,809	44,439	87,326	363,743	19,036	719,353
Residential mortgage loans	21,627	22,147	54,780	53,748	15,887	168,189
Consumer and other loans	91,438	7,098	13,043	63,057	29,853	204,489

Total interest-earning assets	380,578	118,918	195,206	635,002	155,440	1,485,144

Interest-bearing liabilities:
NOW accounts	6,213	6,213	12,426	49,706	—	74,558
Money market accounts	5,423	5,423	10,846	43,384	—	65,076
Savings accounts	30,701	30,701	61,401	244,422	—	367,225
Certificate of deposit accounts	180,259	58,126	67,843	80,969	20	387,217
Overnight & short-term borrowings	40,171	—	—	—	—	40,171
Wholesale repurchase agreements	10,000	—	—	10,000	—	20,000
FHLB and other borrowings	30,120	23,666	207	94,240	128,949	277,182
Subordinated deferrable interest debentures	10,000	—	—	—	3,403	13,403

Total interest-bearing liabilities	312,887	124,129	152,723	522,721	132,372	1,244,832

Net interest sensitivity gap during the period	$67,691	$(5,211)	$42,483	$112,281	$23,068	$240,312

Cumulative gap — December 31, 2009	$67,691	$62,480	$104,963	$217,244	$240,312

Cumulative gap — December 31, 2008	$198,220	$174,801	$155,460	$230,525	$235,220

Interest-sensitive assets as a percent of Interest-sensitive liabilities (cumulative)	121.63%	114.30%	117.80%	119.53%	119.30%

Cumulative gap as a percent of total assets	4.26%	3.93%	6.60%	13.66%	15.11%
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
The index to financial statements is included on page 57 of this annual report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the period covered by this report were effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2009 of the Company’s internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm. KPMG, LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2009 and 2008, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.
The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position

Merrill W. Sherman	61	President and Chief Executive Officer
Linda H. Simmons	50	Chief Financial Officer and Treasurer
Mark J. Meiklejohn	46	Vice President
Robert H. Wischnowsky	53	Vice President
Daniel W. West	68	President of Macrolease Corporation
Merrill W. Sherman. Ms. Sherman has served as President and Chief Executive Officer of the Company and Bank since their formation. Prior to that time, Ms. Sherman had served as president and chief executive officer of two other New England banks, and had been a partner in a major regional law firm.
Linda H. Simmons. Ms. Simmons has served as Chief Financial Officer and Treasurer of the Company and Bank since July 2005 and served as the Bank’s Executive Vice President — Finance and Treasurer from September 2004 to July 2005. From 1995 until joining the Bank, Ms. Simmons was with Fleet Financial Corp.’s Treasury Group where she held various positions with responsibilities in the asset/liability management area.
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
Daniel W. West. Mr. West has served as President of Macrolease Corporation, the Bank’s equipment financing subsidiary, since its formation in May 2005. Prior to joining the Company, he was the president of Macrolease International Corporation.
Code of Ethics and Governance Principles
The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller and Chief Auditor, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company’s Board of Directors has also adopted Corporate Governance Guidelines and Principles (“the Guidelines”), which along with the charters of Board committees provide the framework for the governance of the Company. The Company will provide a copy of the Codes, the Guidelines and/or committee charters to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, http://www.bankri.com, under “Investor Relations.” The Company has posted the Codes, the Guidelines and the committee charters on the Company’s website under “Investor Relations/Governance Documents.” The Company intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Global Select Market SM.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.
Equity Compensation Plan Information
The following table sets forth information about the Company’s equity compensation plans as of December 31, 2009:

Number of Securities
	Number of Securities to		Weighted-Average	Remaining Available for
	be Issued Upon Exercise		Exercise Price of	Future Issuance Under
	of Outstanding Options,		Outstanding Options,	Equity Compensation
Plan category	Warrants and Rights		Warrants and Rights	Plans

Equity Compensation Plans Approved by Security Holders	274,746	(1)	$28.39	118,085	(2)

Equity Compensation Plans Not Approved by Security Holders	—		Not applicable	—

Total	274,746		$28.39	118,085

(1)
Includes 231,746 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 43,000 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)
Includes 93,085 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 25,000 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 16 — Employee and Director Benefits to the Company’s Consolidated Financial Statements included in this annual report.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the sections entitled “Transactions with Management” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.
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
(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-laws of the Company, as amended (Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1
Amended and Restated Employment Agreement of Merrill W. Sherman dated February 20, 2007 (Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).†

10.1(a)
First Amendment to Amended and Restated Executive Employment Agreement of Merrill W. Sherman dated as of March 6, 2008 (Incorporated by reference from Exhibit 10.1(a) to the Company’s Quarterly Report for the period ended March 31, 2008).†

10.1(b)
Letter Agreement of Merrill W. Sherman dated December 15, 2008 related to CPP restrictions (Incorporated by reference from Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

Exhibit No.	Description

10.2
Amended and Restated Employment Agreement of Linda H. Simmons dated February 20, 2007 (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).†

10.2(a)
Letter Agreement of Linda H. Simmons dated December 15, 2008 related to CPP restrictions (Incorporated by reference from Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.3
Amended and Restated Employment Agreement of James V. DeRentis dated February 20, 2007 (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).†

10.3 (a)
Letter Agreement of James V. DeRentis dated December 15, 2008 related to CPP restrictions (Incorporated by reference from Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.4	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).†

10.5	Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).†

10.5(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit 10.6(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).†

10.5(b)
Second Amendment to Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit 10.6(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).†

10.5(c)
Third Amendment to Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit 10.5(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).†

10.6
Bank Rhode Island Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.6(a)
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference from Exhibit 10.6(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).†

10.6(b)
Amendment No. 2 to Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference from Exhibit 10.6(b) the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009).†

10.7
Bank Rhode Island Nonqualified Deferred Compensation Plan, as amended by Amendment No. 1 (Incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-33182).†

10.7(a)
Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).†

10.7(b)
Amendment No. 3 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).†

10.7(c)
Amendment No. 4 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).†

10.7(d)
Amendment No. 5 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).†

Exhibit No.	Description

10.8(a)	Executive Incentive Bonus Plan (Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 9, 2005).†

10.8(b)	Executive Incentive Compensation Plan (2008 and thereafter) (Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated January 28, 2008).†

10.9
Executive Employment Agreement of Mark J. Meiklejohn dated as of April 28, 2008 (Incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).†

10.9(a)
Letter Agreement of Mark J. Meiklejohn dated December 15, 2008 related to CPP restrictions (Incorporated by reference from Exhibit 10.9(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.10	Executive Annual Incentive Plan (Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).†

10.11	Form of Bank Rhode Island Split Dollar Agreement (Incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).†

10.12	2002 Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005).†

10.13
Executive Employment Agreement of Robert H. Wischnowsky dated as of December 1, 2008 (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.13(a)
Letter Agreement of Robert H. Wischnowsky dated December 15, 2008 related to CPP restrictions (Incorporated by reference from Exhibit 10.13(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†

11	Computation of Earnings per Share.(1)

12.1	Computation of Ratios of Earnings to Fixed Charges for periods ended December 31, 2009, 2008, 2007, 2006 and 2005.

12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for periods ended December 31, 2009, 2008, 2007, 2006 and 2005.

21	List of Subsidiaries (as of December 31, 2009).

23	Consent of KPMG LLP, as independent registered public accountants for the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(1)	The calculation of earnings per share is set forth as Note 20 — Earnings per Share to the Company’s audited consolidated financial statements.

†	Management contract or compensatory plan or arrangement.

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.
Date: March 16, 2010	By:	/s/ Merrill W. Sherman
Merrill W. Sherman
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2009, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill W. Sherman Merrill W. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 16, 2010

/s/ Anthony F. Andrade Anthony F. Andrade, Director Date: March 16, 2010

/s/ John R. Berger John R. Berger, Director Date: March 16, 2010

/s/ Richard L. Bready Richard L. Bready, Director Date: March 16, 2010

/s/ Malcolm G. Chace Malcolm G. Chace, Director and Chairman of the Board Date: March 16, 2010

/s/ Linda H. Simmons Linda H. Simmons, Chief Financial Officer and Treasurer (Principal Financial Officer) Date: March 16, 2010

/s/ Ernest J. Chornyei, Jr. Ernest J. Chornyei, Jr., Director Date: March 16, 2010

/s/ Meredith A. Curren Meredith A. Curren, Director Date: March 16, 2010

/s/ Mark R. Feinstein Mark R. Feinstein, Director Date: March 16, 2010

/s/ Edward J. Mack Edward J. Mack, Director Date: March 16, 2010

/s/ Michael E. McMahon Michael E. McMahon, Director Date: March 16, 2010

/s/ Tiffany R. Sy Tiffany R. Sy, Controller (Principal Accounting Officer) Date: March 16, 2010

/s/ Bogdan Nowak Bogdan Nowak, Director Date: March 16, 2010

/s/ Cheryl W. Snead Cheryl W. Snead, Director Date: March 16, 2010

/s/ Pablo Rodriguez Pablo Rodriguez, Director Date: March 16, 2010

/s/ John A. Yena John A. Yena, Director Date: March 16, 2010

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s Independent Registered Public Accounting Firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

/s/ Merrill W. Sherman President and Chief Executive Officer	/s/ Linda H. Simmons Chief Financial Officer and Treasurer

BANCORP RHODE ISLAND, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:
We have audited Bancorp Rhode Island, Inc.’s (the “Company’”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Providence, Rhode Island
March 16, 2010

BANCORP RHODE ISLAND, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:
We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 2 and 6 of the consolidated financial statements, as of April 2009, the Company changed its method of evaluating other-than-temporary impairments of debt securities to comply with the new accounting requirements issued by the Financial Accounting Standards Board.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Providence, Rhode Island
March 16, 2010

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets
Assets:
Cash and due from banks	$18,866	$54,344
Overnight investments	1,964	1,113

Total cash and cash equivalents	20,830	55,457
Available for sale securities (amortized cost of $380,108 and $325,767, respectively)	381,839	326,406
Stock in the Federal Home Loan Bank of Boston	16,274	15,671
Loans and leases receivable:
Commercial loans and leases	732,397	658,422
Residential mortgage loans	173,294	212,665
Consumer and other loans	206,156	206,655

Total loans and leases receivable	1,111,847	1,077,742

Allowance for loan and lease losses	(16,536)	(14,664)

Net loans and leases receivable	1,095,311	1,063,078
Premises and equipment, net	12,378	12,641
Goodwill, net	12,239	12,019
Accrued interest receivable	4,964	5,240
Investment in bank-owned life insurance	30,010	28,765
Prepaid expenses and other assets	16,101	8,901

Total assets	$1,589,946	$1,528,178

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand deposit accounts	$204,281	$176,495
NOW accounts	74,558	56,703
Money market accounts	65,076	4,445
Savings accounts	367,225	381,106
Certificate of deposit accounts	387,144	423,443

Total deposits	1,098,284	1,042,192
Overnight and short-term borrowings	40,171	57,676
Wholesale repurchase agreements	20,000	10,000
Federal Home Loan Bank of Boston borrowings	277,183	238,936
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	20,244	16,881

Total liabilities	1,469,285	1,379,088

Shareholders’ equity:
Preferred stock, par value $0.01, authorized 1,000,000 shares, liquidation preference per share $1,000:
Issued and outstanding: Issued (0 and 30,000 shares, respectively)	—	28,595
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: (4,969,444 and 4,926,920 shares, respectively)	50	49
Additional paid-in capital	72,783	73,323
Treasury stock, at cost (364,750 and 352,250 shares respectively)	(12,309)	(12,055)
Retained earnings	59,012	58,763
Accumulated other comprehensive income, net	1,125	415

Total shareholders’ equity	120,661	149,090

Total liabilities and shareholders’ equity	$1,589,946	$1,528,178

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Interest and dividend income:
Loans and leases	$59,753	$63,002	$67,038
Mortgage-backed securities	13,357	13,655	11,166
Investment securities	2,157	2,767	5,707
Overnight investments	10	264	1,103
Federal Home Loan Bank of Boston stock dividends	—	610	1,056

Total interest and dividend income	75,277	80,298	86,070

Interest expense:
Deposits	14,868	21,579	29,230
Overnight and short-term borrowings	86	902	2,717
Wholesale repurchase agreements	551	540	602
Federal Home Loan Bank of Boston borrowings	10,720	10,960	10,768
Subordinated deferrable interest debentures	730	949	1,509

Total interest expense	26,955	34,930	44,826

Net interest income	48,322	45,368	41,244
Provision for loan and lease losses	9,917	4,520	700

Net interest income after provision for loan and lease losses	38,405	40,848	40,544

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	(2,469)	(219)	—
Non-credit component of other-than-temporary losses recognized in other comprehensive income	2,085	—	—

Credit component of other-than-temporary impairment losses on available for sale securities	(384)	(219)	—

Service charges on deposit accounts	5,377	5,711	5,578
Income from bank-owned life insurance	1,245	1,080	1,038
Loan related fees	869	803	649
Commissions on nondeposit investment products	776	745	575
Net gains on lease sales and commissions on loans originated for others	408	454	1,216
Net gain on sale of available for sale securities	61	725	254
Other income	813	1,310	1,475

Total noninterest income	9,165	10,609	10,785

Noninterest expense:
Salaries and employee benefits	20,573	20,091	20,859
Occupancy	3,552	3,530	3,527
Data processing	2,640	2,816	2,850
Professional services	2,612	2,968	2,212
FDIC insurance	2,527	694	119
Marketing	1,318	1,607	1,562
Equipment	1,001	1,048	1,345
Loan workout and other real estate owned	688	543	190
Loan servicing	665	643	767
Other expenses	3,953	3,946	4,594

Total noninterest expense	39,529	37,886	38,025

Income before income taxes	8,041	13,571	13,304
Income tax expense	2,502	4,427	4,259

Net income	5,539	9,144	9,045

Preferred stock dividends	(892)	(50)	—
Accretion of preferred shares discount	(1,405)	(8)	—

Net income applicable to common shares	$3,242	$9,086	$9,045

Weighted average shares outstanding — basic	4,604,308	4,561,396	4,793,055
Weighted average shares outstanding — diluted	4,626,434	4,631,208	4,918,763

Per share data:
Basic earnings per common share	$0.71	$1.99	$1.89
Diluted earnings per common share	$0.70	$1.96	$1.84
Cash dividends declared per common share	$0.68	$0.66	$0.62
See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For Years Ended December 31, 2009, 2008 and 2007

						Accumulated
						Other
			Additional		Retained	Comprehensive
	Preferred	Common	Paid-in	Treasury	Earnings,	Income/
	Stock	Stock	Capital	Stock	as Adjusted	(Loss)	Total
	(in thousands, except per share data)
Balance at December 31, 2006	$—	$48	$67,960	$—	$46,576	$(3,014)	$111,570
Net income		—	—	—	9,045	—	9,045
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(1,586)						2,945	2,945

Comprehensive income							11,990
Exercise of stock options	—	1	1,366	—	—	—	1,367
Treasury stock acquisitions	—	—	—	(10,189)	—	—	(10,189)
Share-based compensation	—	—	299	—	—	—	299
Tax benefit from exercise of stock options	—	—	498	—	—	—	498
Dividends on common stock ($0.62 per common share)	—	—	—	—	(2,942)	—	(2,942)

Balance at December 31, 2007	—	49	70,123	(10,189)	52,679	(69)	112,593
Net income		—	—	—	9,144	—	9,144
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(438)						813	813
Reclassification adjustment, net of taxes of $177						(329)	(329)

Comprehensive income							9,628
Exercise of stock options	—	—	562	—	—	—	562
Macrolease acquisition	—	—	656	—	—		656
Treasury stock acquisitions	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	380	—	—	—	380
Tax benefit from exercise of stock options	—	—	189	—	—	—	189
Issuance of preferred stock	28,587	—	—	—	—	—	28,587
Accretion of preferred stock discount	8	—	—	—	(8)	—	—
Issuance of warrants	—	—	1,413	—	—	—	1,413
Dividends on preferred stock ($1.67 per preferred share)	—	—	—	—	(50)	—	(50)
Dividends on common stock ($0.66 per common share)	—	—	—	—	(3,002)	—	(3,002)

Balance at December 31, 2008	28,595	49	73,323	(12,055)	58,763	415	149,090
Cumulative effect of a change in accounting principle, net of taxes of ($77)					137	(137)	—
Net income		—	—	—	5,539	.	5,539
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of taxes of ($1,207)						2,242	2,242
Reclassification adjustment for net gains included in net income, net of taxes of $21						(40)	(40)
Non-credit portion OTTI, net of taxes of $730						(1,355)	(1,355)

Comprehensive income							6,386
Exercise of stock options	—	1	514	—	—	—	515
Macrolease acquisition	—	—	78	—	—		78
Repurchase of warrant	—	—	(1,400)	—	—	—	(1,400)
Redemption of preferred stock	(30,000)		—	—			(30,000)
Treasury stock acquisitions	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	180	—	—	—	180
Tax benefit from stock option exercises			88				88
Preferred stock discount accretion	123	—	—	—	(123)	—	—
Prepayment charge on preferred stock discount	1,282	—	—	—	(1,282)	—	—
Dividends on preferred stock ($29.73 per preferred share)	—	—	—	—	(892)	—	(892)
Dividends on common stock ($0.68 per common share)	—	—	—	—	(3,130)	—	(3,130)

Balance at December 31, 2009	$—	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$5,539	$9,144	$9,045
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(6,201)	(3,252)	(1,295)
Provision for loan and lease losses	9,917	4,520	700
Income from bank-owned life insurance	(1,245)	(1,080)	(1,038)
Net gains on lease sales	(326)	(354)	(1,024)
Net gain on sale of available for sale securities	(61)	(725)	(254)
Credit component of other-than-temporary impairment losses on available for sale securities	384	219	—
Net loss on sale of premises and equipment	—	3	50
Gain on sale of other real estate owned	(76)	(64)	—
Proceeds from sales of leases	1,476	11,557	22,829
Leases originated for sale	(1,287)	(9,250)	(25,071)
Share-based compensation expense	180	380	299
Decrease in accrued interest receivable	276	1,317	198
(Increase) decrease in prepaid expenses and other assets	(6,818)	(2,139)	1,505
Increase in other liabilities	3,221	43	3,576

Net cash provided by operating activities	4,979	10,319	9,520

Cash flows from investing activities:
Available for sale securities:
Purchases	(221,868)	(145,205)	(96,776)
Maturities and principal repayments	165,408	124,707	109,861
Proceeds from sales	1,880	30,543	254
Proceeds from sale of leases	10,428	—	—
Net increase in loans and leases	(46,747)	(40,140)	(28,196)
Purchase of Federal Home Loan Bank of Boston stock	(603)	—	859
Capital expenditures for premises and equipment	(1,186)	(575)	(2,011)
Proceeds from disposition of other real estate owned	1,321	189	590
Purchase of bank-owned life insurance	—	(3,500)	—

Net cash used in investing activities	(91,367)	(33,981)	(15,419)

Cash flows from financing activities:
Net increase (decrease) in deposits	56,092	27,412	(1,643)
Net (decrease) increase in overnight and short-term borrowings	(8,882)	(9,119)	10,454
Proceeds from long-term borrowings	113,465	69,293	100,710
Repayment of long-term borrowings	(73,841)	(71,862)	(116,558)
Proceeds from issuance of preferred stock and warrants	—	30,000	—
Redemption of preferred stock	(30,000)	—	—
Repurchase of warrant	(1,400)	—	—
Proceeds from issuance of common stock	515	562	1,367
Tax benefit from exercise of stock options	88	189	498
Purchases of treasury stock	(254)	(1,866)	(10,189)
Dividends on preferred stock	(892)	(50)	—
Dividends on common stock	(3,130)	(3,002)	(2,942)
Net cash provided by (used in) financing activities	51,761	41,557	(18,303)

Net (decrease) increase in cash and cash equivalents	(34,627)	17,895	(24,202)
Cash and cash equivalents at beginning of year	55,457	37,562	61,764

Cash and cash equivalents at end of year	$20,830	$55,457	$37,562

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
(2) Summary of Significant Accounting Policies
Basis of Presentation — The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and to prevailing practices within the banking industry. The Company has one reportable operating segment. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.
Use of Estimates — In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. These estimates and assumptions are based on management’s estimates and judgment and are evaluated on an ongoing basis using historical experiences and other factors, including the current economic environment. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in management’s estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from management’s estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, evaluation of investments for other-than-temporary impairment, review of goodwill for impairment and income taxes.
Principles of Consolidation — At December 31, 2009 and 2008, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment financing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.
Securities — Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2009 and 2008, all of the Company’s investment securities were classified as available for sale.
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
If the Company determines that a decline in fair value is other-than-temporary and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the other-than-temporary impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is other-than-temporary and it is more likely than not that the Company will sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings. Continued adverse or further deteriorated economic and market conditions could result in additional losses from other-than-temporary impairment.
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
Loans and Leases Receivable — Loans are stated at the principal amount outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs, which are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income. Interest income is accrued on a level yield basis over the life of the loan. Estimated residual values for leased equipment were not material at December 31, 2009 and 2008.
Leases that meet the direct finance lease criteria as defined by U.S. GAAP are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.
Loan and lease origination fees, net of certain direct origination costs, and premiums and discounts on loans purchased are recognized in interest income over the lives of the loans using a method approximating the interest method.
The Company also originates leases for sale in the secondary market. Accordingly, these leases are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. These leases are generally sold on a non-recourse basis, with gains or losses recognized upon the sale of leases determined on a specific identification basis. There were no leases held for sale at December 31, 2009. There were $156,000 of leases held for sale at December 31, 2008. The Company had commitments to fund leases held for sale and commitments to sell leases at December 31, 2008. These commitments are considered derivative instruments under U.S. GAAP; however, the fair values of these derivative instruments were insignificant.
Loans and leases on which the accrual of interest has been discontinued are designated nonaccrual loans and leases. Accrual of interest income is discontinued when concern exists as to the collectability of principal or interest, or typically when a loan or lease becomes over 90 days delinquent. Additionally, when a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans and leases (including restructured loans) are removed from nonaccrual when they are current and when concern no longer exists as to the collectability of principal or interest. Interest collected on nonaccruing loans and leases is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.
Impaired loans and leases are those for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the agreements. Impairment is measured on a discounted cash flow method using the original contractual interest rate, or at an observable market price, or at the fair value of the collateral if the loan is collateral dependent. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated selling costs. In addition, the Bank classifies a loan or lease as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.
Allowance for Loan and Lease Losses — The allowance for loan and lease losses is established for credit losses inherent in the loan and lease portfolio through a charge to earnings. The allowance for loan and lease losses is maintained at a level management considers appropriate to provide for the current inherent risk of loss based upon an evaluation of known and inherent risks in the loan and lease portfolio.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
When management believes that the collectability of a loan or lease’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan and lease losses. Recoveries on loans and leases that have been previously charged-off are credited to the allowance for loan and lease losses as received. Increases to the allowance for loan and leases are made by charges to provision for loan and lease losses.
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
Other Real Estate Owned — Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings.
OREO, including real estate substantively repossessed, is stated at the lower of cost or fair value, minus estimated costs to sell, at the date of acquisition or classification to OREO status. Fair value of such assets is determined based on independent appraisals and other relevant factors. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan and lease losses. A valuation allowance is maintained for known specific and potential market declines and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale, are reflected in operations as incurred. Realized gains and losses upon disposal are recognized as adjustments to noninterest income or noninterest expense.
Premises and Equipment — Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.
Impairment of Long-Lived Assets except Goodwill — The Company reviews long-lived assets, including premises and equipment and other intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less any costs of disposal.
Goodwill — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. The fair value of the Company was determined using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. The fair value determined is compared to the Company’s market capitalization as an assessment of the appropriateness of the fair value estimates. In this comparison, the Company also considers the amount a market participant would pay to own an entire company rather than a piece of the company, or control premium, against control premiums observed in the market place. The Company’s valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Bank-Owned Life Insurance — Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank utilizes BOLI as tax-efficient financing for the Bank’s benefit obligations to its employees, including the Bank’s obligations under its Supplemental Executive Retirement Plans. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.
Securities Sold Under Agreements to Repurchase — The Bank enters into sales of securities under agreements to repurchase with both the Bank’s commercial customers (“retail repurchase agreements”) and financial institutions (“wholesale repurchase agreements”). These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.
Employee Benefits — The Bank maintains a Section 401(k) savings plan for employees of the Bank and its subsidiaries. Under the plan, the Bank makes a matching contribution of the amount contributed by each participating employee, up to 4% of the employee’s yearly salary, subject to Internal Revenue Service (“IRS”) limits. The Bank’s contributions are charged against current operations in the year made.
Share-Based Compensation — The Company maintains stock option plans as described more fully in Note 16 — Employee and Director Benefits. In accordance with U.S. GAAP, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement. Share-based awards requiring future service are recognized as compensation expense over the relevant service period. Share-based awards that do not require future service (“vested awards”) are expensed immediately. The Company estimates expected forfeitures in determining compensation expense.
Income Taxes — The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense during the period that includes the enactment date. Income tax-related interest and penalties are classified as a component of income tax expense.
The Company evaluates its uncertain tax positions with a two-step process in accordance with U.S. GAAP. First, the Company determines whether it is more likely than not that an uncertain tax position will be sustained upon examination based on the technical merits of the position. Second, an uncertain tax position that meets the more likely than not threshold is measured to determine the amount of benefit to recognize in the financial statements. The position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Uncertain tax positions that previously failed to meet the more likely than not recognition threshold are recognized in the first subsequent reporting period in which the threshold is met. Previously recognized uncertain tax positions that no longer meet the more likely than not recognition threshold are derecognized in the first subsequent reporting period in which the threshold is no longer met.
Revenue Recognition — Noninterest income is recognized on the accrual basis of accounting.
Comprehensive Income — Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as “other comprehensive income.”
Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares and participating securities outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Segment Reporting — An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2009, 2008 and 2007. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.
Guarantees — Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the standby letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year.
Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2009 and 2008. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present, the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.
Interest Rate Swaps — The Company utilizes interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company concurrently enters into a mirror swap contract with a third party. The third party exchanges the client’s floating rate loan payments for fixed rate payments. The Company records assets and liabilities reflecting the fair value of both the customer and the third party agreements adjusted for credit valuations. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2009 and December 31, 2008. See also Note 9 — Derivatives for further information.
Reclassifications — The Company made a reclassification adjustment at December 31, 2008 from additional paid-in capital to preferred stock to reflect the liquidation value of $30.0 million, less the preferred stock discount of $1.4 million, in connection with the Company’s issuance of preferred stock to the U.S. Treasury under the Capital Purchase Program (“CPP”). The result of the reclassification was an increase of $28.6 million to preferred stock with a corresponding decrease to additional paid-in capital. Certain other amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Reclassifications did not have an effect on previously reported net income or total shareholders’ equity.
Recently Adopted Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FASB Accounting Standards Codification (“ASC”) 105-10). With the issuance of SFAS No. 168 (ASC 105-10), the ASC became the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. SFAS No. 168 (ASC 105-10) is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Technical references to U.S. GAAP included in the notes to the Company’s consolidated financial statements are provided using the terminology at the time of issuance. If the literature was not issued under the new ASC, parenthetical references to the ASC topic are provided. The Company expects that all references to pre-codification literature will be eliminated from its consolidated financial statements on January 1, 2010 upon the adoption of guidance that was issued prior to the ASC.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (ASC 815-10). SFAS No. 161 (ASC 815-10) changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (ASC 815-10) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 9 — Derivatives.
In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities” (ASC 260-10). FSP No. EITF 03-6-1 (ASC 260-10) concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of basic earnings per share using the two-class method. The Company grants restricted stock which includes nonforfeitable rights to dividends. Unvested restricted stock awards are considered participating securities and, accordingly, are included in the basic earnings per share calculation for each year presented at Note 21 — Earnings per Share. The adoption of this FSP on January 1, 2009 did not have an impact on the Company’s previously reported earnings per share, financial position or results of operations.
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
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10). FSP No. FAS 157-4 (ASC 820-10) provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that once was active has become inactive and in determining fair values in markets that are no longer active. The adoption of this FSP on April 1, 2009 impacted the method by which the Company determines fair value of its financial assets. Additionally, the adoption of this FSP expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. See Note 19 — Fair Value Measurements.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10) to amend the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The FSP also requires some additional disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of this FSP on April 1, 2009 expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements. Additionally, the adoption of this FSP resulted in the reversal of a previously recognized other-than-temporary impairment through the Company’s retained earnings and accumulated other comprehensive income and impacted the results and presentation of an other-than-temporary impairment loss. See Note 6 — Available for sale Securities.
Recently Issued Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (ASC 860-10). SFAS No. 166 (ASC 860-10) eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (ASC 860-10), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 (ASC 860-10) also requires enhanced interim and year-end disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the balance sheet. SFAS No. 166 (ASC 860-10) is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The adoption of SFAS No. 166 (ASC 860-10) on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810-10). SFAS No. 167 (ASC 810-10) addresses the effects of eliminating the QSPE concept from SFAS No. 140 (ASC 860-10), changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether a VIE must be consolidated. SFAS No. 167 (ASC 810-10) also requires enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement effects the company’s financial position, financial performance and cash flows. SFAS No. 167 (ASC 810-10) is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The adoption of SFAS No. 167 (ASC 810-10) on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
(3) Correction of an Immaterial Error
The Company recorded an adjustment as of January 1, 2005 to correct an immaterial error related to deferred income taxes resulting from the temporary difference between book and tax depreciation. The correction reduced prepaid and other assets by $796,000, other liabilities by $281,000 and retained earnings by $515,000. The correction did not impact net income in any of the periods presented herein.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(4) Business Combinations
On March 1, 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and other related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.7 million.
On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.5 million of goodwill. In connection with this acquisition, the Company has issued 32,732 shares of its common stock, 4,323 of which were issued in 2009, based upon Macrolease reaching specified performance criteria (“target”). In addition, 18,800 shares of the Company’s common stock may be issued over the next year contingent upon Macrolease reaching target.
(5) Restrictions on Cash and Due from Banks
The Bank is required to maintain average reserve balances in a noninterest-bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2009 and 2008, the average amount required to be held was $1.2 million and $1.1 million, respectively.
(6) Available for sale Securities
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
A summary of available for sale securities follows:

	Amortized	Unrealized		Fair
	Cost(1)	Gains	Losses	Value
	(In thousands)

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred collateralized debt obligations	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred collateralized debt obligations	2,735	—	(1,255)	1,480
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
GSE mortgage-backed securities	201,001	4,289	(476)	204,814

Total	$325,767	$4,801	$(4,162)	$326,406

(1)	Amortized cost is net of other-than-temporary impairment write-downs.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At December 31, 2009:
GSE obligations	$37,081	$(287)	$—	$—	$37,081	$(287)
Trust preferred collateralized debt obligations	—	—	465	(2,085)	465	(2,085)
Collateralized mortgage obligations	5,520	(182)	12,088	(2,129)	17,608	(2,311)
GSE mortgage-backed securities	69,310	(982)	140	(1)	69,450	(983)

Total	$111,911	$(1,451)	$12,693	$(4,215)	$124,604	$(5,666)

At December 31, 2008:
U.S. Treasury obligations	$9,988	$(2)	$—	$—	$9,988	$(2)
Corporate debt securities	1,987	(14)	—	—	1,987	(14)
Trust preferred collateralized debt obligations	—	—	1,480	(1,255)	1,480	(1,255)
Collateralized mortgage obligations	30,771	(1,385)	10,343	(1,030)	41,114	(2,415)
GSE mortgage-backed securities	33,016	(350)	2,662	(126)	35,678	(476)

Total	$75,762	$(1,751)	$14,485	$(2,411)	$90,247	$(4,162)

At December 31, 2009 and 2008, respectively, $271.5 million and $272.9 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
The Company performs regular analysis on the available for sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired. In making these other-than-temporary determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, third party guarantees (if applicable), sector credit ratings and the creditworthiness, capital adequacy and near-term prospects of the issuers. In addition, management considers current levels of subordination (if applicable) and projected delinquencies, loss severity and prepayments in its other-than-temporary impairment determinations for collateralized mortgage obligations and GSE mortgage-backed securities. Management also considers the Company’s capital adequacy, interest rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery.
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
During 2009, CDO A experienced an additional $25.0 million in defaulting collateral, totaling $69.0 million, or 24.9%, of the security’s underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $271,000 of the security’s amortized cost. In accordance with FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10), the Company recorded other-than-temporary impairment charges totaling $667,000, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $271,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $396,000 has been recorded as a reduction of other comprehensive income.
At December 31, 2009, CDO B had experienced $139.0 million in defaulting collateral, representing 24.0% of the security’s underlying collateral. In addition, the Company did not receive its past two scheduled interest payment because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $113,000 of the security’s amortized cost. The Company recorded other-than-temporary impairment charges totaling $1.8 million, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $113,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $1.7 million has been recorded as a reduction of other comprehensive income. Management will continue to monitor these securities for further potential impairment.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to a widening of interest rate spreads across market sectors since their purchase and the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not be required to sell the securities before recovery. Additionally, management has no intent to sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2009. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
(In thousands)	2009	2008

Balance, January 1	$—	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	(384)	—

Balance, December 31	$(384)	$—

Under the guidelines of FSP No. FAS 115-2 and FAS 124-2 (ASC 320-10), $1.2 million of non-credit other-than-temporary losses (net of taxes) were recorded as a reduction to accumulated other comprehensive income. Under the previous guidance, the Company’s pro forma net income, net income applicable to common shares, basic earnings per share and diluted earnings per share would have been reported at $4.3 million, $2.0 million, $0.45 and $0.44, respectively.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The following table sets forth the contractual maturities of available for sale securities and the weighted average yields of such securities:

				After One, But			After Five, But
	Within One Year			Within Five Years			Within Ten Years			After Ten Years
		Fair			Fair			Fair			Fair
	Cost(1)	Value	Yield(2)	Cost(1)	Value	Yield(2)	Cost(1)	Value	Yield(2)	Cost(1)	Value	Yield(2)
	(Dollars in thousands)
At December 31, 2009:
GSE obligations	$—	$—	0.00%	$75,866	$76,013	2.74%	$5,000	$4,913	3.20%	$—	$—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	2,550	465	3.63%
Collateralized mortage obligations	—	—	0.00%	—	—	0.00%	23,156	22,957	4.55%	22,485	21,070	5.35%
GSE mortgage-backed securities	—	—	0.00%	1,548	1,604	4.75%	23,589	24,624	4.70%	225,914	230,193	4.51%

Total	$—	$—	0.00%	$77,414	$77,617	2.78%	$51,745	$52,494	4.48%	$250,949	$251,728	4.58%

At December 31, 2008:
U.S. Treasury obligations	$9,990	$9,988	0.20%	$—	$—	0.00%	$—	$—	0.00%	$—	$—	0.00%
GSE obligations	5,000	5,013	4.11%	42,131	42,374	4.03%	—	—	0.00%	—	—	0.00%
Corporate debt securities	2,001	1,987	4.87%	—	—	0.00%	—	—	0.00%	—	—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	—	—	0.00%	2,735	1,480	5.41%
Collateralized mortage obligations	—	—	0.00%	—	—	0.00%	20,867	20,408	4.43%	42,042	40,343	5.23%
GSE mortgage-backed securities	—	—	0.00%	—	—	0.00%	25,764	26,604	4.83%	175,237	178,209	5.03%

Total	$16,991	$16,988	1.90%	$42,131	$42,374	4.03%	$46,631	$47,012	4.65%	$220,014	$220,032	5.07%

(1)	Represents amortized cost of the available for sale securities.

(2)	Represents weighted average yield of the available for sale securities.
The weighted average remaining life of investment securities available for sale (defined as U.S. Treasury obligations, GSE obligations, corporate debt securities and trust preferred securities) at December 31, 2009 and 2008 was 4.4 years and 2.7 years, respectively. Included in the weighted average remaining life calculation at December 31, 2009 and 2008 were $64.9 million and $42.1 million, respectively, of investment securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The weighted average remaining life of mortgage-backed securities available for sale at December 31, 2009 and 2008 was 18.2 years and 18.4 years, respectively. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.
The following table presents information relating to the gains and losses from sales of available for sale securities:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Amortized cost of available for sale securities sold	$1,819	$29,818	$—
Gains (losses) realized on sales of available for sale securities	61	725	254

Net proceeds from sales of available for sale securities	$1,880	$30,543	$254

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(7) Loans and Leases Receivable
The following is a summary of loans and leases receivable:

	December 31,
	2009	2008
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$167,853	$175,472
Commercial and industrial	178,808	164,569
Commercial real estate — nonowner occupied	170,148	133,782
Small business	56,148	50,464
Multi-family	66,350	53,159
Construction	23,405	22,300
Leases and other (1)	75,057	63,799

Subtotal	737,769	663,545
Unearned lease income	(7,693)	(6,980)
Net deferred loan origination costs	2,321	1,857

Total commercial loans and leases	732,397	658,422

Residential mortgage loans:
One- to four-family adjustable rate	115,855	126,689
One- to four-family fixed rate	56,724	85,057

Subtotal	172,579	211,746
Premium on loans acquired	738	953
Net deferred loan origination fees	(23)	(34)

Total residential mortgage loans	173,294	212,665

Consumer and other loans:
Home equity — term loans	119,909	127,142
Home equity — lines of credit	83,771	76,038
Unsecured and other	1,410	2,216

Subtotal	205,090	205,396
Net deferred loan origination costs	1,066	1,259

Total consumer and other loans	206,156	206,655

Total loans and leases receivable	$1,111,847	$1,077,742

(1)	Included within commercial loans and leases were $156,000 of leases held for sale at December 31, 2008. There were no leases held for sale at December 31, 2009.
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
The Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England. Most loans made by the Bank are secured by borrowers’ personal or business assets. The Bank considers a concentration of credit risk to exist when the aggregate credit exposure to a borrower or group of borrowers in a single industry within a geographical region exceeds 25% of the Bank’s capital plus reserves. At December 31, 2009, the Bank did not have a concentration of credit risk. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $21.9 million. At December 31, 2009, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $15.0 million.
At December 31, 2009, the risk elements contained within the loan and lease portfolio were centered in $17.5 million of nonaccrual loans and leases. There were $2.0 million of loans past due 60 to 89 days at December 31, 2009. At December 31, 2009, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $14.0 million of nonaccrual loans and $3.8 million of loans past due 60 to 89 days as of December 31, 2008. There were $12.4 million of impaired loans with $1.9 million of specific impairment reserves at December 31, 2009, while included in nonaccrual loans as of December 31, 2008 were impaired loans of $10.3 million with specific reserves of $949,000. The average balance of impaired loans was $10.8 million during 2009, $5.4 million during 2008 and $1.4 million during 2007.
A summary of impaired loans is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Impaired loans and leases requiring a specific reserve	$9,993	$2,926
Impaired loans and leases not requiring a specific reserve	2,403	7,379

Total impaired loans and leases	$12,396	$10,305

The reduction in interest income associated with nonaccrual loans was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income in accordance with original terms	$1,287	$1,073	$348
Income recognized	(385)	(345)	(192)

Foregone interest income	$902	$728	$156

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

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$9,835	$7,575
Additions	190	3,150
Repayments	(1,664)	(890)

Balance at end of year	$8,361	$9,835

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(8) Allowance for Loan and Lease Losses
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Allowance for Loan and Lease Losses

Balance at beginning of year	$14,664	$12,619	$12,377
Provision for loan and lease losses	9,917	4,520	700
Loans and leases charged-off	(8,189)	(2,589)	(528)
Recoveries of loans and leases previously charged-off	144	114	70

Balance at end of year	$16,536	$14,664	$12,619

(9) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at December 31, 2009 or December 31, 2008.
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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2009, the Company had ten interest rate swaps with an aggregate notional amount of $35.6 million related to this program. For the years ended December 31, 2009 and December 31, 2008, net gains on these interest rate swap contracts amounted to approximately $230,000 and $250,000, respectively.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
	Balance	December 31,	December 31,	Balance	December 31,	December 31,
	Sheet	2009	2008	Sheet	2009	2008
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments

Interest rate products	Other assets	$391	$482	Other liabilities	$426	$431

Total derivatives not designated as hedging instruments		$391	$482		$426	$431

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the years ended December 31, 2009 and 2008:

		Amount of Gain or (Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative(1)
Derivatives Not Designated as	Recognized in Income on	Year Ended December 31,
Hedging Instruments	Derivative	2009	2008
		(In thousands)

Interest Rate Products	Loan related fees	$230	$250

Total		$230	$250

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At December 31, 2009, the Company does not expect future nonperformance by counterparties.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2009, the Company has posted collateral of $440,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of December 31, 2009, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(10) Premises and Equipment
Premises and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Land and improvements	$1,895	$1,871
Office buildings and improvements	5,624	5,524
Leasehold improvements	7,673	7,597
Data processing equipment and software	7,175	6,223
Furniture, fixtures and other equipment	5,452	5,421

Subtotal	27,819	26,636

Less accumulated depreciation and amortization	(15,441)	(13,995)

Total premises and equipment	$12,378	$12,641

The Company utilizes a useful life of 40 years for buildings, 15 years for building improvements and 5 years for land improvements. Leasehold improvements are amortized over their respective lease terms. Data processing equipment and software’s useful life varies but is primarily three years. Furniture, fixtures and other equipment’s useful life varies but is primarily five years. Depreciation expense totaled $1.4 million, $1.7 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Rent expense for the years ended December 31, 2009 and 2008 was $1.4 million. Rent expense for the year ended December 31, 2007 was $1.5 million. In October 2007, the Bank transferred its rights to develop a planned branch site to a third party via a noncancellable sublease agreement. The Bank’s rent expense for the year ended December 31, 2009 and 2008 is net of sublease rentals of $150,000.
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
Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum
Lease
Payments
(In thousands)

2010	$1,432
2011	1,400
2012	1,412
2013	1,299
2014	913
Thereafter	5,825

$12,281

Minimum payments have not been reduced by minimum sublease rentals of $3.3 million due in the future under a noncancellable sublease.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(11) Deposits
Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2009	2008
	(In thousands)

1 year or less remaining	$307,338	$352,355
More than 1 year to 2 years remaining	65,485	28,746
More than 2 years to 3 years remaining	2,990	32,060
More than 3 years to 4 years remaining	9,243	958
More than 4 years remaining	2,088	9,324

Total	$387,144	$423,443

At December 31, 2009, certificate of deposit accounts included $33.5 million obtained through brokers, compared to $30.0 million at December 31, 2008. At December 31, 2009 and 2008, certificate of deposit accounts with balances of $100,000 or more (excluding brokered CDs) aggregated $130.5 million and $127.1 million, respectively.
(12) Short-Term Borrowings and Repurchase Agreements
Overnight and short-term borrowings and repurchase agreements consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Treasury tax and loan notes	$1,803	$4,280
Retail repurchase agreements	36,991	53,396
FHLB short-term borrowings	1,377	—
Wholesale repurchase agreements	20,000	10,000

Total	$60,171	$67,676

The Bank utilizes the Note Option for remitting treasury, tax and loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by GSE obligations owned by the Bank. Treasury, tax and loan notes are included as a component of overnight and short-term borrowings on the consolidated balance sheets. Information concerning these treasury tax and loan notes is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Outstanding at end of year	$1,803	$4,280
Outstanding collateralized by securities with:
Par value	2,719	4,251
Fair value	2,870	4,366
Average outstanding for the year	816	967
Maximum outstanding at any month end	1,803	4,280
Weighted average rate at end of year	0.00%	0.05%
Weighted average rate paid for the year	0.00%	1.64%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The Bank has a short-term line of credit with the FHLB. Unused borrowing capacity under this line was $13.6 million at December 31, 2009 and $15.0 million at December 31, 2008. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of U.S. Government and Agency obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans.
Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Outstanding at end of year	$1,377	$—
Maturity date	January 2010	Not applicable
Average outstanding for the year	$117	$376
Maximum outstanding at any month end	1,377	4,303
Weighted average rate at end of year	0.51%	Not applicable
Weighted average rate paid for the year	0.60%	0.02%
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
Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Outstanding at end of year	$36,991	$53,396
Maturity date	January 2010	January 2009
Outstanding collateralized by securities with:
Par value	$43,312	$59,123
Fair value	44,327	59,954
Average outstanding for the year	43,313	54,766
Maximum outstanding at any month end	56,639	70,889
Weighted average rate at end of year	0.19%	0.25%
Weighted average rate paid for the year	0.11%	1.60%
Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Outstanding at end of year	$20,000	$10,000
Maturity dates	January 2010 and June 2011	June 2011
Outstanding collateralized by securities with:
Par value	$21,338	$10,344
Fair value	21,944	10,496
Average outstanding for the year	13,699	10,000
Maximum outstanding at any month end	20,000	10,000
Weighted average rate at end of year	3.29%	5.50%
Weighted average rate paid for the year	4.02%	5.41%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(13) Federal Home Loan Bank of Boston Borrowings
FHLB borrowings are comprised of the following:

	December 31, 2009			December 31, 2008
	Scheduled	First	Weighted	Scheduled	First	Weighted
	Final	Call	Average	Final	Call	Average
	Maturity	Date (1)	Rate (2)	Maturity	Date (1)	Rate (2)
	(Dollars in thousands)

Within 1 year	$53,584	$223,960	3.78%	$2	$189,002	5.25%
Over 1 year to 2 years	59,000	20,000	4.76%	26,270	6,270	4.19%
Over 2 years to 3 years	10,000	10,000	2.92%	59,000	20,000	4.97%
Over 3 years to 5 years	23,400	13,400	4.16%	23,400	13,400	4.30%
Over 5 years	131,199	11,199	4.39%	130,264	10,264	4.19%

Total	$277,183	$278,559	3.86%	$238,936	$238,936	4.39%

(1)
Callable FHLB advances of $199 million and $189 million at December 31, 2009 and 2008, respectively, are reflected assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.
All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of GSE and U.S. Treasury obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2009 and 2008 was $51.8 million and $158.5 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2009 and 2008, the Bank’s FHLB stock holdings, recorded at cost, were $16.3 million and $15.7 million, respectively.
In February 2009, the FHLB-Boston announced that, while it meets all of its regulatory capital requirements, it has suspended its quarterly dividend and will continue its moratorium on excess stock repurchases. The FHLB-Boston recorded other-than-temporary impairment credit losses of $444.1 million for the year ended December 31, 2009 on its portfolio of private-label mortgage-backed securities. The FHLB-Boston has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. In a letter to member banks on February 22, 2010, the FHLB-Boston disclosed that the credit quality of the loans underlying its portfolio of private-label mortgage-backed securities remains vulnerable to the housing and capital markets, which could result in additional losses. Accordingly, to protect its capital base and build the retained earnings, the moratorium on excess stock repurchases and the quarterly dividend payout suspension continue. Also, the FHLB-Boston implemented a revised operating plan that includes certain revenue enhancement and expense reduction initiatives and the goal of the plan is to build retained earnings to an appropriate level so that it may eventually resume paying dividends and end the moratorium on excess stock repurchases. Should financial conditions continue to weaken, the FHLB System (including FHLB-Boston) in the future may have to curtail advances to member institutions. Should the FHLB System deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources. Further deterioration of the FHLB-Boston’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
(14)	Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures
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
On June 5, 2003, the Company sponsored the creation of BRI Statutory Trust III (the “Trust III”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust III. On June 26, 2003, Trust III issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Capital Securities through a pooled trust preferred securities offering. At December 31, 2009, the rate of the Capital Securities was 3.35%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust III’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.10%) Junior Subordinated Notes due June 26, 2033, and constitute the primary asset of Trust III. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust III’s obligations under the Capital Securities, to the extent Trust III has funds available therefore.
On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2009, the rate of the Capital Securities was 3.04%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefore.
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
As of December 31, 2009, the Company’s investments in its statutory trust subsidiaries aggregated $523,000 and are included within prepaid expenses and other assets.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(15) Income Taxes
The components of income tax expense are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current expense:
Federal	$3,223	$5,462	$3,784
State	94	51	20

Total current expense	3,317	5,513	3,804

Deferred benefit:
Federal	(815)	(1,086)	455
State	—	—	—

Total deferred expense (benefit)	(815)	(1,086)	455

Total income tax expense	$2,502	$4,427	$4,259

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	0.8	0.2	0.1
Bank-owned life insurance	(5.4)	(2.8)	(2.7)
Salary limitations	1.3	—	—
Other, net	(0.6)	0.2	(0.4)

Effective combined federal and state income tax rate	31.1%	32.6%	32.0%

The significant components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)

Gross deferred tax assets:
Allowance for loan and lease losses	$5,788	$5,132
Accrued retirement	1,379	1,170
Depreciation	686	635
Nonaccrual interest	383	250
Other	671	593

Total gross deferred tax assets	8,907	7,780

Gross deferred tax liabilities:
Goodwill	(3,529)	(3,217)
Securities available for sale	(606)	(225)

Total gross deferred tax liabilities	(4,135)	(3,442)

Net deferred tax asset	$4,772	$4,338

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The net balance of deferred tax assets and liabilities is included in prepaid expenses and other assets. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was deemed necessary at December 31, 2009 or 2008. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
The Company had no unrecognized tax benefits at December 31, 2009 and 2008. Additionally, there are no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate. As of both January 1, 2009 and December 31, 2009, the Company did not have any accrued income tax-related interest and penalties.
The Company’s federal income tax returns are open and subject to examination from the 2006 tax return year and forward. The Company’s state income tax returns are generally open from the 2006 and later tax return years based on individual state statute of limitations.
On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income of financial institutions and requiring combined income tax reporting. The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter. Previously, certain subsidiaries of the Company were subject to Massachusetts income tax on a separate return basis. Under the new legislation, effective January 1, 2009, the Company, as a consolidated tax group, is subject to income tax in the Commonwealth of Massachusetts. The impact of this law did not have a material effect on the consolidated financial statements.
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp, a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties totaled approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. On March 2, 2010, the Bank was notified that the application was denied. The Bank intends to file a petition with the Massachusetts Appellate Tax Board pursuing its tax position within 60 days of the denial. Management believes it more likely than not that the Company will prevail.
(16) Employee and Director Benefits
Employee 401(k) Plan — The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $424,000, $460,000 and $475,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Nonqualified Deferred Compensation Plan — The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $74,000, $44,000 and $36,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued liabilities associated with the Nonqualified Plan were $915,000 and $876,000 for December 31, 2009 and 2008, respectively.
Supplemental Executive Retirement Plans — The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $616,000, $589,000 and $524,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued liabilities associated with the SERPs were $4.0 million and $3.3 million for December 31, 2009 and 2008, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Employee Stock Plans — The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its common stock to officers and key employees. The 1996 Incentive and Nonqualified Stock Option Plan has no remaining shares available for issuance as it expired in March 2006. At December 31, 2009, 93,085 shares remain available for issuance under the 2002 Equity Incentive Plan. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The 2002 Equity Incentive Plan, which is shareholder approved, allows grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. Under the Employee Stock Plans, the Company has awarded stock options, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have contractual terms ranging between 7 and 10 years. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).
The fair value of each employee stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2009	2008	2007
Expected term	6 years	5 years	5 years
Expected volatility	26%	20%	19%
Risk-free interest rate	2.55%	2.77%	4.14%
Dividend yield	2.79%	2.19%	1.60%
Fair value of options granted	$5.22	$5.29	$8.21
The activity related to these employee stock options is summarized below:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Aggregate	Contractual
Employee Stock Options	Outstanding	Price	Intrinsic Value	Term (in years)
Outstanding, December 31, 2006	403,021	$24.57
Granted	71,050	$39.26
Exercised	(49,011)	$18.89
Forfeited / Canceled	(12,200)	$39.17

Outstanding, December 31, 2007	412,860	$27.34
Granted	63,975	$30.55
Exercised	(31,450)	$14.90
Forfeited / Canceled	(38,830)	$35.45

Outstanding, December 31, 2008	406,555	$28.04
Granted	87,618	$24.81
Exercised	(41,650)	$12.35
Forfeited / Canceled	(58,005)	$31.97

Outstanding, December 31, 2009	394,518	$28.40	$—	4.6

Exercisable, December 31, 2009	231,746	$27.89	$—	3.7

The total intrinsic value of options by employees exercised during 2009, 2008 and 2007 was $341,000, $562,000 and $1.1 million, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The options outstanding as of December 31, 2009 are set forth below:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Term (in years)
$10.00 – $19.99	71,000	$14.40	1.8
20.00 – 29.99	120,568	$24.66	5.5
30.00 – 39.99	181,700	$34.59	5.3
40.00 – 49.99	21,250	$43.45	4.3

Outstanding, December 31, 2009	394,518	$28.40	4.6

The Company grants its executive officers restricted stock as a component of their annual share based compensation award. The shares vest in three annual installments and provide for accelerated vesting if there is a change in control. In August 2009, April 2008 and April 2007, the Company granted 5,968, 3,480 and 2,745 shares at market prices of $26.15, $32.89 and $43.45, respectively. During 2009 and 2007, 988 and 515 shares of these restricted shares were forfeited, respectively. No shares were forfeited during 2008.
The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Share-based compensation	$155	$326	$212
Tax benefit related to share-based compensation (1)	137	210	322

(1)	Represents the tax benefits on stock options exercised and share-based compensation.
As of December 31, 2009, there was $971,000 of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.3 years.
Director Stock Plan — The Company established a Non-Employee Director Stock Plan (the “Director Stock Plan”) under which it may grant up to 115,000 options to acquire its common stock to non-employee directors. At December 31, 2009, the total remaining shares available for issuance under the Director Stock Plan is 25,000. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Options granted under the Director Stock Plan have a 10-year contractual term, subject to earlier of expiration on the second anniversary of a director’s termination of service.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The fair value of each non-employee director stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2009	2008	2007
Expected term	7 years	8 years	7 years
Expected volatility	26%	21%	20%
Risk-free interest rate	2.05%	3.43%	4.58%
Dividend yield	3.27%	2.01%	1.51%
Fair value of options granted	$3.95	$7.59	$10.70
The activity related to these director stock options is summarized below:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Aggregate	Contractual
Director Stock Options	Outstanding	Price	Intrinsic Value	Term (in years)
Outstanding, December 31, 2006	53,000	$24.09
Granted	7,500	$39.62
Exercised	(23,500)	$18.77
Forfeited / Canceled	—	—

Outstanding, December 31, 2007	37,000	$30.62
Granted	7,000	$31.76
Exercised	(5,500)	$17.31
Forfeited / Canceled	—	—

Outstanding, December 31, 2008	38,500	$32.73
Granted	6,500	$20.79
Exercised	—	—
Forfeited / Canceled	(2,000)	$29.41

Outstanding, December 31, 2009	43,000	$31.08	$—	6.4

Exercisable, December 31, 2009	43,000	$31.08	$—	6.4

The total intrinsic value of options exercised by directors during 2008 and 2007 was $96,000 and $577,000 respectively. No director stock options were exercised during 2009.
The director options outstanding as of December 31, 2009 are set forth below:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Term (in years)
$10.00 – $19.99	2,500	$15.63	1.7
20.00 – 29.99	11,500	$22.16	6.6
30.00 – 39.99	28,000	$35.71	6.7
40.00 – 49.99	1,000	$42.85	6.8

Outstanding, December 31, 2009	43,000	$31.08	6.4

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Share-based compensation	$25	$54	$87
Tax benefit related to share-based compensation (1)	9	52	231

(1)	Represents the tax benefits on stock options exercised and share-based compensation.
As of December 31, 2009, there was no unrecognized compensation cost related to nonvested director compensation arrangements.
Change of Control Agreements — The Bank has entered into Employment Agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and Chief Information Officer. The Employment Agreements generally provide for the continued payment of specified compensation and benefits for the remainder of the term of the agreement upon termination without cause. The agreements also provide that if the executive is terminated (or in the case of the Chief Executive Officer, resigns) in conjunction with a change in control, they are entitled to a severance payment, which is equal to 2.99 times base salary plus target bonus for the President and Chief Executive Officer and 2.00 times base salary plus target bonus for the other executives. The Employment Agreements with the Chief Executive Officer and Chief Financial Officer provide that if payments following a change in control are subject to the “golden parachute” excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the “gross-up” payment) is the same as if such excise tax had not applied. The Employment Agreements with the Chief Lending Officer and Chief Information Officer provide that if any payments would trigger the “golden parachute” excise tax, the amount payable to the executive shall be reduced to the maximum amount that can be paid that does not trigger the excise tax. The Company has also entered into Change of Control Severance Agreements with certain other members of senior management of up to 1.00 times base salary or 1.00 times base salary plus current bonus.
(17) Other Expenses
Major components of other expenses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Postage and mailing	541	$586	$579
Forms and supplies	496	508	489
Telephone	415	435	459
Travel and entertainment	340	320	270
Credit card and interchange fees	310	305	279
Director fees	292	356	381
Charitable contributions	283	273	279
Insurance	275	268	233
Correspondent bank fees	223	196	168
Other	778	699	1,457

Total	$3,953	$3,946	$4,594

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(18) Commitments and Contingent Liabilities
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
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commitments to originate or purchase loans and leases	$19,425	$25,474
Unused lines of credit and other commitments	200,274	193,870
Letters of credit and standby letters of credit	4,604	3,011
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate leases to be sold	458	329
Commitments to sell leases	—	156
Interest rate swap contracts:
Swaps with customers	17,815	5,000
Mirror swaps with counterparties	17,815	5,000
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
Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2009 and 2008, the maximum potential amount of future payments under letters of credit was $4.6 million and $3.0 million, respectively. Cash collateral supported $940,000 and $1.2 million of the outstanding standby letters of credit at December 31, 2009 and 2008, respectively. The fair value of the guarantees of the standby letters of credit was $35,000 and $23,000, respectively, and is not reflected on the consolidated balance sheets.
Commitments to originate and commitments to sell leases are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the consolidated balance sheets and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statements. The carrying values of such commitments as of December 31, 2009 and 2008 and the respective changes in fair values for the years then ended were insignificant.
The Company enters into interest rate swaps with commercial loan borrowers to aid them in managing their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into mirroring swaps with a third party financial institution. The third party financial institution exchanges the client’s fixed rate loan payments for floating rate loan payments. The Company retains the risk associated with the potential failure of counterparties and inherent in making loans.
The interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income. The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $391,000 and $482,000 as of December 31, 2009 and 2008, respectively. The fair values of the “mirror” swap contracts with third-party financial institutions totaled $426,000 as of December 31, 2009 and $431,000 at December 31, 2008. For the years ended December 31, 2009 and December 31, 2008, net gains on these interest rate swap contracts, which include fee income and adjustments for credit valuation, amounted to approximately $230,000 and $250,000, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(19) Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC 820-10). SFAS No. 157 (ASC 820-10) provides guidance for measuring assets and liabilities at fair value. In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (ASC 820-10-65). This FSP delays the effective date of SFAS No. 157 (ASC 820-10) for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 (ASC 820-10) on January 1, 2008 did not have a material impact on the Company’s financial statements. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (ASC 820-10). This FSP provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active, was effective October 10, 2008 and did not significantly impact the methods by which the Company determines the fair value of its financial assets.
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$80,926	$—	$80,926	$—
Trust preferred CDOs	465	—	465	—
Collateralized mortgage obligations	44,027	—	44,027	—
GSE mortgage-backed securities	256,421	—	256,421	—

Total available for sale securities	381,839	—	381,839	—
Interest rate swap assets	391	—	391	—
Interest rate swap liabilities	426	—	426	—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury obligations	$9,988	$—	$9,988	$—
GSE obligations	47,387	—	47,387	—
Corporate debt securities	1,987	—	1,987	—
Trust preferred CDOs	1,480	—	—	1,480
Collateralized mortgage obligations	60,750	—	60,750	—
GSE mortgage-backed securities	204,814	—	204,814	—

Total available for sale securities	326,406	—	324,926	1,480
Interest rate swap assets	482	—	482	—
Interest rate swap liabilities	431	—	431	—
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Available for sale securities — Available for sale securities are reported at fair value primarily utilizing Level 2 inputs. The Company obtains fair value measurements from independent pricing sources, which base their fair value measurements upon observable inputs such as reported trades of comparable securities, broker quotes, the U.S. Treasury (“the Treasury”) yield curve, benchmark interest rates, market spread relationships, historic and consensus prepayment rates, credit information and the security’s terms and conditions.
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
At December 31, 2009, management reviewed the fair values provided by the same pricing sources as used in the previous reporting periods. Based on management’s understanding of the methods employed and the guidance provided by FSP No. FAS 157-4 (ASC 820-10-65), three of the four sources were excluded from the valuation process. These sources were excluded because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values, including a previous source of cash flow scenario analyses that adopted the fair value methodology of a previously excluded source. As a result, broker quotes (Level 2) were used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. The cash flow scenario analyses considered varying default, recovery and prepayment assumptions discounted at a rate representative of yields available for similar investments adjusted for credit risk. Management believes that the broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
Interest rate swaps — The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 9 — Derivatives.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table shows a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	2009	2008
(In thousands)	Available for sale securities

Balance, January 1	$1,480	$974
Cumulative effect of a change in accounting principle (see Note 6)	214	—
Increase in unrealized holding losses	(845)	(917)
Other-than-temporary impairment	(384)	(219)
Transfers to Level 2	(465)	—
Transfers to Level 3	—	1,642

Balance, December 31	$—	$1,480

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the years ended December 31, 2009 and 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$8,999	$—	$8,999	$—

Restructured loans	985	—	—	985

Other real estate owned	2,083	—	2,083	—

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$9,356	$—	$9,356	$—

Other real estate owned	988	—	988	—

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Impaired Loans — Impaired loans and leases were $12.4 million at December 31, 2009. Impaired loans and leases that are deemed collateral-dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. At December 31, 2009, the valuation allowance for collateral-dependent loans and leases was $1.9 million compared to $949,000 at December 31, 2008. Impaired loans that have been restructured are valued based on expected future cash flows. The expected future cash flows consider the agreed upon payment terms and various prepayment and default assumptions. These assumptions are not observable and are categorized as Level 3 inputs. At December 31, 2009, the valuation allowance for restructured loans was $116,000. There were no restructured loans at December 31, 2008.
OREO — Fair value estimates of OREO are based on independent appraisals or brokers’ opinions of value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO. The inputs used to estimate the fair values are observable and, therefore, categorized as Level 2. For the years ended December 31, 2009 and 2008, respectively, $451,000 and $652,000 of loans were charged-off through the allowance for loan and lease losses immediately prior to the property transferred into OREO.
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$18,866	$18,866	$54,344	$54,344
Overnight investments	1,964	1,964	1,113	1,113
Available for sale securities	381,839	381,839	326,406	326,406
Stock in the FHLB	16,274	16,274	15,671	15,671
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	718,943	725,967	646,814	662,072
Residential mortgage loans	171,842	175,816	211,325	208,669
Consumer and other loans	204,526	197,137	204,939	199,252
Interest rate swaps	391	391	482	482
Accrued interest receivable	4,964	4,964	5,240	5,240

Liabilities:
Deposits:
Demand deposit accounts	$204,281	$204,281	$176,495	$176,495
NOW accounts	74,558	74,558	56,703	56,703
Money market accounts	65,076	65,076	4,445	4,445
Savings accounts	367,225	367,225	381,106	381,106
Certificate of deposit accounts	387,144	390,210	423,443	427,571
Overnight and short-term borrowings	40,171	40,171	57,676	57,676
Wholesale repurchase agreements	20,000	20,432	10,000	11,075
FHLB borrowings	277,183	301,210	238,936	266,723
Subordinated deferrable interest debentures	13,403	15,440	13,403	15,262
Interest rate swaps	426	426	431	431
Accrued interest payable	2,122	2,122	2,600	2,600
(20) Shareholders’ Equity
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
As of December 31, 2009 and 2008, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At December 31, 2009:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$120,297	7.65%	$62,941	4.00%	$78,676	5.00%
Tier I capital (to risk-weighted assets)	120,297	10.71%	44,913	4.00%	67,369	6.00%
Total capital (to risk-weighted assets)	134,364	11.97%	89,825	8.00%	112,281	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$118,412	7.54%	$62,855	4.00%	$78,569	5.00%
Tier I capital (to risk-weighted assets)	118,412	10.55%	44,882	4.00%	67,323	6.00%
Total capital (to risk-weighted assets)	132,479	11.81%	89,764	8.00%	112,205	10.00%

At December 31, 2008:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$150,169	10.04%	$59,837	4.00%	$74,796	5.00%
Tier I capital (to risk-weighted assets)	150,169	14.23%	42,202	4.00%	63,302	6.00%
Total capital (to risk-weighted assets)	163,368	15.48%	84,403	8.00%	105,504	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$118,197	7.92%	$59,669	4.00%	$74,586	5.00%
Tier I capital (to risk-weighted assets)	118,197	11.21%	42,180	4.00%	63,269	6.00%
Total capital (to risk-weighted assets)	131,396	12.46%	84,359	8.00%	105,449	10.00%
On August 5, 2009, the Company repurchased the U.S. Treasury Department’s $30.0 million preferred stock investment and exited the Treasury’s Capital Purchase Program (“CPP”). The Company repurchased all 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share and paid accrued dividends through the date of repurchase of $333,000. The repurchase of the preferred stock investment resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. As part of the CPP, the Company also issued the Treasury a warrant to purchase 192,967 shares of common stock with an initial exercise price of $23.32 per share. On September 30, 2009, the Company repurchased the warrant for $1.4 million.
While the Company was not required to raise additional capital in order to repay the CPP funds, the Company’s board of directors (the “Board”) believed it was prudent to assure access to capital on reasonable terms should economic conditions continue or deteriorate. Also, a commitment for additional capital would provide the Company with increased flexibility in responding to market developments.
For these reasons, the Company entered into a Standby Commitment Letter Agreement on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary. Pursuant to this commitment, the Company will have the right, exercisable at any time through February 5, 2011, to require the Chace trust to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company. At the time of the purchase of the trust preferred securities, the Company would purchase all of the common securities of its trust subsidiary, in an amount equal to at least 3% of the total capital of the trust subsidiary. The trust subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Letter Agreement, the Chace trust deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure its obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities will bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Chace trust, representing 4% of the maximum commitment.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The trust preferred securities issued by the Company are included in its Tier 1 capital. On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the rule, after a five-year transition period that would end on March 31, 2010, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio would be unchanged.
Stock Repurchase Program — The Company has a stock repurchase program authorized by the Company’s Board, which has enabled the Company to proactively manage its capital position. The program, which was initially approved on April 18, 2006, authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program during the 1st quarter of 2008. Under the program, the Company repurchased 344,800 shares at a total cost of $11.8 million.
In February 2008 and January 2009, the Company’s Chief Executive Officer delivered 7,450 and 12,500 shares, respectively, of the Company’s common stock to satisfy the exercise price for 20,000 stock options exercised each in 2008 and 2009. The shares delivered were valued at $33.30 and $20.30 per share, respectively. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash. The delivered shares are included with treasury stock in the Consolidated Balance Sheets.
(21) Earnings per Share
The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Basic EPS Computation:
Numerator:
Net income	$5,539	$9,144	$9,045
Preferred dividend	(892)	(50)	—
Preferred stock accretion	(1,405)	(8)	—

Net income applicable to common	$3,242	$9,086	$9,045

Denominator:
Weighted average shares outstanding	4,604,308	4,561,396	4,793,055
Basic EPS	$0.71	$1.99	$1.89

Diluted EPS Computation:
Numerator:
Net income applicable to common	$3,242	$9,086	$9,045

Denominator:
Common shares outstanding	4,604,308	4,561,396	4,793,055
Stock options	22,126	64,414	112,147
Stock warrants	—	1,486	—
Contingent shares	—	3,912	13,561
Total shares	4,626,434	4,631,208	4,918,763
Diluted EPS	$0.70	$1.96	$1.84

Weighted average stock options outstanding, not included in the computation of diluted EPS above because they were anti-dilutive totaled 308,765, 258,060 and 36,802 for the years ended December 31, 2009, 2008 and 2007, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(22) Supplementary Disclosures of Cash Flow Information
The following summarizes supplementary disclosures of cash flow information:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Supplementary disclosures:
Cash paid for interest	$31,667	$36,738	$45,503
Cash paid for income taxes	3,429	5,049	4,419
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	2,202	484	2,945
Macrolease acquisition	78	656	455
Transfer of loans to OREO	2,083	988	—
Non-credit component of other-than-temporary impairment, net of taxes	1,355	—	—
(23) Regulation and Litigation
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(24) Parent Company Statements
The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):
Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets
Assets:
Cash and due from banks	$17	$12
Overnight investments	1,180	31,673
Investment in subsidiaries	132,299	130,672
Prepaid expenses and other assets	725	424

Total assets	$134,221	$162,781

Liabilities and Shareholders’ Equity

Liabilities:
Subordinated deferrable interest debentures	$13,403	$13,403
Other liabilities	157	288

Total liabilities	13,560	13,691

Shareholders’ equity:
Preferred stock: par value $0.01, authorized 1,000,000 shares, liquidation preference per share $1,000: Issued and outstanding: Issued: (0 and 30,000 shares, respectively)	—	28,595
Common stock: par value $0.01 per share, authorized 11,000,000 shares: Issued: (4,969,444 and 4,926,920 shares, respectively)	50	49
Additional paid-in capital	72,783	73,323
Treasury stock, at cost (364,750 and 352,250 shares, respectively)	(12,309)	(12,055)
Retained earnings	59,012	58,763
Accumulated other comprehensive income, net	1,125	415

Total shareholders’ equity	120,661	149,090

Total liabilities and shareholders’ equity	$134,221	$162,781

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income:
Dividends received from subsidiaries	$6,000	$5,300	$1,800
Interest on overnight investments	39	21	633

Total income	6,039	5,321	2,433

Expenses:
Subordinated deferrable interest debentures	730	949	1,509
Professional services and other expenses	791	935	669
Directors’ fees	157	204	233
Compensation expense	156	325	212

Total expenses	1,834	2,413	2,623

Income (loss) before income taxes	4,205	2,908	(190)

Income tax benefit	(587)	(755)	(645)

Income before equity in undistributed earnings of subsidiaries	4,792	3,663	455
Equity in undistributed earnings of subsidiaries	747	5,481	8,590

Net income	$5,539	$9,144	$9,045

Preferred stock dividends	(892)	(50)	—
Prepayment charges and accretion of preferred stock discount	(1,405)	(8)	—

Net income applicable to common shares	$3,242	$9,086	$9,045

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Statements of Cash Flow

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$5,539	$9,144	$9,045
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(747)	(5,481)	(8,590)
Share-based compensation expense	180	380	299
(Increase) decrease in other assets	(250)	(54)	61
(Decrease) increase in other liabilities	193	(229)	489
Other, net	—	—	—

Net cash provided by operating activities	4,915	3,760	1,304

Cash flows from financing activities:
Investment in subsidiaries	(330)	363	(274)
Repayment of subordinated deferrable interest debentures	—	—	(5,155)
Proceeds from issuance of preferred stock and warrants	—	30,000	—
Redemption of preferred stock	(30,000)	—	—
Repurchase of warrant	(1,400)	—	—
Proceeds from issuance of common stock	515	562	1,367
Tax benefit from stock option exercises	88	189	498
Purchases of treasury stock	(254)	(1,866)	(10,189)
Dividends on preferred stock	(892)	(50)	—
Dividends on common stock	(3,130)	(3,002)	(2,942)

Net cash (used in) provided by financing activities	(35,403)	26,196	(16,695)

Net (decrease) increase in cash and due from banks	(30,488)	29,956	(15,391)

Cash and cash equivalents at beginning of year	31,685	1,729	17,120

Cash and cash equivalents at end of year	$1,197	$31,685	$1,729

Supplementary disclosures:
Cash received for income taxes	$(693)	$(879)	$(1,155)
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	2,202	484	2,945
Macrolease acquisition	78	656	455
Transfer of loans to OREO	2,083	988	—
Non-credit component of other-than-temporary impairment, net of taxes	1,355	—	—
The Parent Company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore are not presented here.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(25) Quarterly Results of Operations (unaudited)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$18,560	$18,792	$19,000	$18,925
Interest expense	7,478	7,219	6,334	5,924

Net interest income	11,082	11,573	12,666	13,001
Provision for loan and lease losses	1,610	2,600	1,900	3,807

Net interest income after provision for loan and lease losses	9,472	8,973	10,766	9,194
Noninterest income	2,357	2,214	2,241	2,353
Noninterest expense	9,623	10,145	9,812	9,949

Income before taxes	2,206	1,042	3,195	1,598
Income taxes	743	302	992	465

Net income	1,463	740	2,203	1,133

Preferred stock dividends	(375)	(375)	(142)	—
Prepayment charges and accretion of preferred stock discount	(61)	(62)	(1,282)	—

Net income applicable to common shares	$1,027	$303	$779	$1,133

Basic EPS	$0.22	$0.07	$0.17	$0.25
Diluted EPS	$0.22	$0.07	$0.17	$0.24

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$20,532	$19,981	$20,137	$19,648
Interest expense	10,228	8,553	8,216	7,933

Net interest income	10,304	11,428	11,921	11,715
Provision for loan and lease losses	285	970	1,515	1,750

Net interest income after provision for loan and lease losses	10,019	10,458	10,406	9,965
Noninterest income	2,903	2,492	2,333	2,881
Noninterest expense	9,460	9,612	9,304	9,510

Income before taxes	3,462	3,338	3,435	3,336
Income taxes	1,136	1,097	1,111	1,083

Net income	2,326	2,241	2,324	2,253

Preferred stock dividends	—	—	—	(50)
Prepayment charges and accretion of preferred stock discount	—	—	—	(8)

Net income applicable to common shares	$2,326	$2,241	$2,324	$2,195

Basic EPS	$0.51	$0.49	$0.51	$0.48
Diluted EPS	$0.50	$0.48	$0.50	$0.48