Form 10-K/A
period 2009-12-31
BANCORP RHODE ISLAND INC
filed 2010-04-23
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Bancorp Rhode Island, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010 is being filed solely for the purpose of including the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 attached hereto as Exhibits 99.1 and 99.2.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	(3)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stability Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stability Act of 2008.

BANCORP RHODE ISLAND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.

Date: April 23, 2010	By:	/s/ Merrill W. Sherman
Name Merrill W. Sherman
Title President and Chief Executive Officer

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

/s/ Merrill W. Sherman	/s/ Linda H. Simmons	/s/ Tiffany R. Sy
Merrill W. Sherman	Linda H. Simmons	Tiffany R. Sy
President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer)	Controller (Principal Accounting Officer)
Date: March 16, 2010	Date: March 16, 2010	Date: March 16, 2010

/s/ Anthony F. Andrade	/s/ Ernest J. Chornyei, Jr.	/s/ Bogdan Nowak
Anthony F. Andrade, Director	Ernest J. Chornyei, Jr., Director	Bogdan Nowak, Director
Date: March 16, 2010	Date: March 16, 2010	Date: March 16, 2010

/s/ John R. Berger	/s/ Meredith A. Curren	/s/ Cheryl W. Snead
John R. Berger, Director	Meredith A. Curren, Director	Cheryl W. Snead, Director
Date: March 16, 2010	Date: March 16, 2010	Date: March 16, 2010

/s/ Richard L. Bready	/s/ Mark R. Feinstein	/s/ Pablo Rodriguez
Richard L. Bready, Director	Mark R. Feinstein, Director	Pablo Rodriguez, Director
Date: March 16, 2010	Date: March 16, 2010	Date: March 16, 2010

/s/ Malcolm G. Chace	/s/ Edward J. Mack	/s/ John A. Yena
Malcolm G. Chace, Director	Edward J. Mack, Director	John A. Yena, Director
Date: March 16, 2010	Date: March 16, 2010	Date: March 16, 2010

/s/ Michael E. McMahon
Michael E. McMahon, Director
Date: March 16, 2010