Form 10-Q
period 2010-03-31
BANCORP RHODE ISLAND INC
filed 2010-05-05
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of May 3, 2010:

Common Stock — Par Value $0.01	4,670,582 shares

(class)	(outstanding)

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS:
Cash and due from banks	$16,845	$18,866
Overnight investments	600	1,964

Total cash and cash equivalents	17,445	20,830
Available for sale securities (amortized cost of $361,410 and $380,108, respectively)	365,110	381,839
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	752,193	732,397
Residential mortgage loans	170,200	173,294
Consumer and other loans	201,445	206,156

Total loans and leases receivable	1,123,838	1,111,847
Allowance for loan and lease losses	(16,625)	(16,536)

Net loans and leases receivable	1,107,213	1,095,311
Premises and equipment, net	12,230	12,378
Goodwill, net	12,262	12,239
Accrued interest receivable	4,863	4,964
Investment in bank-owned life insurance	30,325	30,010
Prepaid expenses and other assets	21,056	16,101

Total assets	$1,586,778	$1,589,946

LIABILITIES:
Deposits:
Demand deposit accounts	$203,193	$204,281
NOW accounts	68,724	74,558
Money market accounts	78,824	65,076
Savings accounts	378,228	367,225
Certificate of deposit accounts	378,102	387,144

Total deposits	1,107,071	1,098,284
Overnight and short-term borrowings	37,851	40,171
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	270,090	277,183
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	14,684	20,244

Total liabilities	1,463,099	1,469,285

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: 5,007,190 and 4,969,444 shares, respectively	50	50
Additional paid-in capital	73,306	72,783
Treasury stock, at cost:373,850 and 364,750 shares, respectively	(12,527)	(12,309)
Retained earnings	60,445	59,012
Accumulated other comprehensive income, net	2,405	1,125

Total shareholders’ equity	123,679	120,661

Total liabilities and shareholders’ equity	$1,586,778	$1,589,946

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$5	$9
Mortgage-backed securities	3,229	3,403
Investment securities	550	451
Loans and leases	14,568	14,697

Total interest and dividend income	18,352	18,560

Interest expense:
Deposits	2,278	4,494
Overnight and short-term borrowings	18	27
Wholesale repurchase agreements	139	133
Federal Home Loan Bank of Boston borrowings	2,665	2,625
Subordinated deferrable interest debentures	164	199

Total interest expense	5,264	7,478

Net interest income	13,088	11,082
Provision for loan and lease losses	1,600	1,610

Net interest income after provision for loan and lease losses	11,488	9,472

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	(1,592)	—
Non-credit component of other-than-temporary losses recognized in other comprehensive income	1,021	—

Credit component of other-than-temporary impairment losses on available for sale securities	(571)	—
Service charges on deposit accounts	1,264	1,210
Gain on sale of available for sale securities	475	61
Income from bank-owned life insurance	315	289
Commissions on nondeposit investment products	237	156
Loan related fees	189	399
Net gains on lease sales and commissions on loans originated for others	36	29
Other income	370	213

Total noninterest income	2,315	2,357

Noninterest expense:
Salaries and employee benefits	5,843	5,153
Occupancy	861	956
Data processing	654	620
Professional services	632	698
FDIC insurance	475	387
Loan workout and other real estate owned	336	128
Marketing	258	315
Equipment	255	241
Loan servicing	176	159
Other expenses	998	966

Total noninterest expense	10,488	9,623

Income before income taxes	3,315	2,206
Income tax expense	1,096	743

Net income	2,219	1,463

Preferred stock dividends	—	(375)
Prepayment charges and accretion of preferred stock discount	—	(61)

Net income applicable to common shares	$2,219	$1,027

Per share data:
Basic earnings per common share	$0.48	$0.22
Diluted earnings per common share	$0.48	$0.22
Cash dividends declared per common share	$0.17	$0.17
Weighted average common shares outstanding — basic	4,622	4,590
Weighted average common shares outstanding — diluted	4,650	4,610
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
			Additional			Comprehensive
	Preferred	Common	Paid-in	Treasury	Retained	Income
Three months ended March 31,	Stock	Stock	Capital	Stock	Earnings	(Loss)	Total
	(In thousands, except per share data)
2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$58,763	$415	$149,090
Net income	—	—	—	—	1,463	—	1,463
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(370)	—	—	—	—	—	688	688
Reclassification adjustment for net gains included in net income, net of taxes of $21	—	—	—	—	—	(40)	(40)

Total comprehensive income	—	—	—	—	—	—	2,111

Exercise of stock options	—	1	412	—	—	—	413
Macrolease acquisition	—	—	78	—	—	—	78
Share repurchases	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	77	—	—	—	77
Tax benefit from exercise of stock options	—	—	88	—	—	—	88
Preferred stock discount accretion	61	—	—	—	(61)	—	—
Dividends on preferred stock ($12.50 per preferred share)	—	—	—	—	(375)	—	(375)
Dividends on common stock ($0.17 per common share)	—	—	—	—	(781)	—	(781)

Balance at March 31, 2009	$28,656	$50	$73,978	$(12,309)	$59,009	$1,063	$150,447

2010
Balance at December 31, 2009	$—	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661
Net income	—	—	—	—	2,219	—	2,219
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(1,213)	—	—	—	—	—	2,252	2,252
Reclassification adjustment for net gains included in net income, net of taxes of $166	—	—	—	—	—	(309)	(309)
Non-credit portion OTTI, net of taxes of $358	—	—	—	—	—	(663)	(663)

Total comprehensive income	—	—	—	—	—	—	3,499

Exercise of stock options	—	—	220	—	—	—	220
Macrolease acquisition	—	—	211	—	—	—	211
Share repurchases	—	—	—	(218)	—	—	(218)
Share-based compensation	—	—	92	—	—	—	92
Dividends on common stock ($0.17 per common share)	—	—	—	—	(786)	—	(786)

Balance at March 31, 2010	$—	$50	$73,306	$(12,527)	$60,445	$2,405	$123,679

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$2,219	$1,463
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion, net	(1,444)	(1,367)
Provision for loan and lease losses	1,600	1,610
Income from bank-owned life insurance	(315)	(289)
Share-based compensation expense	92	77
Net gains on lease sales	(17)	(22)
Gain on sale of available for sale securities	(475)	(61)
Credit component of other-than-temporary impairment losses on available for sale securities	571	—
Loss (gain) on sale of other real estate owned	56	(17)
Proceeds from sales of leases	907	1,122
Leases originated for sale	(890)	(944)
Decrease in accrued interest receivable	101	406
Decrease (increase) in prepaid expenses and other assets	146	(444)
Decrease in other liabilities	(5,372)	(593)

Net cash (used in) provided by operating activities	(2,821)	941

Cash flows from investing activities:
Available for sale securities:
Purchases	(31,313)	(76,520)
Maturities and principal repayments	41,081	50,411
Proceeds from sales	3,311	1,880
Net increase in loans and leases	(12,368)	(26,964)
Capital expenditures for premises and equipment	(210)	(135)
Proceeds from sale of other real estate owned	345	332

Net cash provided by (used in) investing activities	846	(50,996)

Cash flows from financing activities:
Net increase in deposits	8,787	13,669
Net decrease in overnight and short-term borrowings	(2,320)	(13,936)
Proceeds from long-term borrowings	33,700	15,190
Repayment of long-term borrowings	(40,793)	(752)
Exercise of stock options	220	413
Repurchase of common stock	(218)	(254)
Tax benefit from exercise of stock options	—	88
Dividends on preferred stock	—	(375)
Dividends on common stock	(786)	(781)

Net cash (used in) provided by financing activities	(1,410)	13,262

Net decrease in cash and cash equivalents	(3,385)	(36,793)
Cash and cash equivalents at beginning of period	20,830	55,457

Cash and cash equivalents at end of period	$17,445	$18,664

Supplementary Disclosures:
Cash paid for interest	$5,749	$7,598
Cash paid for income taxes	43	167
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	1,943	648
Sale (purchase) of available for sale securities not yet settled	5,467	(5,000)
Macrolease acquisition	23	78
Transfer of loans to other real estate owned	724	—
Non-credit component of other-than-temporary impairment, net of taxes	663	155
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
The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the issuance of these consolidated financial statements.
The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
(2) Earnings Per Share
Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income available to common shareholders by the weighted average number of common shares and participating securities outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of additional common stock that then share in the earnings of the Company.

(3) Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” incorporates former Statements of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” which was issued in June 2009. These provisions of ASC 860 eliminate the concept of a “qualifying special-purpose entity” (“QSPE”), create more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarify other sale-accounting criteria and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 also require enhanced interim and year-end disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the balance sheet. The adoption of these provisions of ASC 860 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was issued in June 2009. These provisions of ASC 810 address the effects of eliminating the QSPE concept, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to assess more frequently whether a VIE must be consolidated. These provisions also require enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement affects the company’s financial position, financial performance and cash flows. The adoption of these provisions of ASC 810 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s consolidated financial statements.
(4) Available for Sale Securities
The Company categorizes available for sale securities by major category. Major categories are determined by the nature and risks of the securities and consider, among other things, the issuing entity, type of investment and underlying collateral. The Company categorizes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Farm Credit Banks Funding Corporation as government-sponsored enterprise (“GSE”) securities.

A summary of available for sale securities by major categories follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)
At March 31, 2010:
GSE obligations	$83,348	$326	$(182)	$83,492
Trust preferred collateralized debt obligations	1,979	—	(1,446)	533
Collateralized mortgage obligations	40,977	692	(2,116)	39,553
GSE mortgage-backed securities	235,106	6,766	(340)	241,532

Total	$361,410	$7,784	$(4,084)	$365,110

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred collateralized debt obligations	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The following table sets forth certain information regarding temporarily impaired investment securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
At March 31, 2010:
GSE obligations	$32,178	$(182)	$—	$—	$32,178	$(182)
Trust preferred collateralized debt obligations	—	—	533	(1,446)	533	(1,446)
Collateralized mortgage obligations	1,349	(26)	11,397	(2,090)	12,746	(2,116)
GSE mortgage-backed securities	43,484	(340)	—	—	43,484	(340)

Total	$77,011	$(548)	$11,930	$(3,536)	$88,941	$(4,084)

At December 31, 2009:
GSE obligations	$37,081	$(287)	$—	$—	$37,081	$(287)
Trust preferred collateralized debt obligations	—	—	465	(2,085)	465	(2,085)
Collateralized mortgage obligations	5,520	(182)	12,088	(2,129)	17,608	(2,311)
GSE mortgage-backed securities	69,310	(982)	140	(1)	69,450	(983)

Total	$111,911	$(1,451)	$12,693	$(4,215)	$124,604	$(5,666)

The following table sets for the maturities of available for sale securities:

	After One, But		After Five, But
	Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

At March 31, 2010:
GSE obligations	$53,385	$53,672	$29,963	$29,820	$—	$—
Trust preferred collateralized debt obligations	—	—	—	—	1,979	533
Collateralized mortgage obligations	—	—	20,953	21,296	20,024	18,257
GSE mortgage-backed securities	1,421	1,475	22,078	23,259	211,607	216,798

Total	$54,806	$55,147	$72,994	$74,375	$233,610	$235,588

At December 31, 2009:
GSE obligations	$75,866	$76,013	$5,000	$4,913	$—	$—
Trust preferred collateralized debt obligations	—	—	—	—	2,550	465
Collateralized mortgage obligations	—	—	23,156	22,957	22,485	21,070
GSE mortgage-backed securities	1,548	1,604	23,589	24,624	225,914	230,193

Total	$77,414	$77,617	$51,745	$52,494	$250,949	$251,728

At March 31, 2010 and December 31, 2009, respectively, $256.6 million and $271.5 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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

CDO A has not experienced additional deferred/defaulted collateral from the time when management performed its December 31, 2009 other-than-temporary impairment analysis of the security. In addition, the Company continues to receive interest payments due. To date, CDO A has experienced $69.0 million, or 24.9%, in deferrals/defaults of its underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. The Company has previously recorded credit related other-than-temporary impairment losses totaling $271,000.
During the first quarter of 2010, CDO B experienced an additional $20.0 million in deferred/defaulted collateral, totaling $159.0 million, or 27.4%, of the security’s underlying collateral. In addition, the Company has not received its scheduled quarterly interest payments for the past three quarters because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover an additional $571,000 of the security’s amortized cost. The Company recorded other-than-temporary impairment charges totaling $1.6 million, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $571,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $1.0 million has been recorded as a reduction of other comprehensive income. Through March 31, 2010, credit related other-than-temporary impairment losses on this security total $684,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
(In thousands)	2010	2009

Balance, January 1	$(384)	$—
Credit losses for which an other-than-temporary impairment was previously recognized	(571)	—

Balance, March 31	$(955)	$—

The decline in fair value of the remaining available for sale securities in an unrealized loss position (comprised of 22 available for sale securities totaling $2.6 million in unrealized losses) is due to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

(5) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at March 31, 2010 or December 31, 2009.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet	2010	2009	Sheet	2010	2009
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments

Interest rate products	Other assets	$464	$391	Other liabilities	$467	$426

Total derivatives not designated as hedging instruments		$464	$391		$467	$426

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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2010, the Company had ten interest rate swaps with an aggregate notional amount of $35.4 million related to this program. During the three months ended March 31, 2010 and 2009, the Company recognized net gains of $32,000 and net losses of $63,000 respectively, related to changes in the fair value of these swaps.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2010 and 2009:

		Amount of Gain Recognized in Income on
	Location of Gain or (Loss)	Derivative(1)
Derivatives Not Designated as	Recognized in Income on	Three Months Ended March 31,
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$32	$253

Total		$32	$253

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At March 31, 2010, the Company does not expect future nonperformance by counterparties.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2010, the Company has posted collateral of $406,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of March 31, 2010, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.

(6) Fair Value of Financial Instruments
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.
ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about what assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. A fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs is included in ASC 820. The fair value hierarchy is as follows:
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

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$83,492	$—	$83,492	$—

Trust preferred CDOs	533	—	533	—

Collateralized mortgage obligations	39,553	—	39,553	—

GSE mortgage-backed securities	241,532	—	241,532	—

Total available for sale securities	365,110	—	365,110	—

Interest rate swap assets	464	—	464	—

Interest rate swap liabilities	467	—	467	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$80,926	$—	$80,926	$—

Trust preferred CDOs	465	—	465	—

Collateralized mortgage obligations	44,027	—	44,027	—

GSE mortgage-backed securities	256,421	—	256,421	—

Total available for sale securities	381,839	—	381,839	—

Interest rate swap assets	391	—	391	—

Interest rate swap liabilities	426	—	426	—
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
The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities at March 31, 2009. Each of these securities is a collateralized debt obligation backed by trust preferred securities. At the time of the valuation, there was limited trading in these and comparable securities due to recent economic conditions and observable pricing was difficult to obtain. At March 31, 2009, the Company obtained valuations from four sources, including broker quotes and cash flow scenario analyses. The fair values obtained were assigned a weighting that was dependent upon the methods used to calculate the prices. Cash flow scenarios (Level 3) were given more weight than broker quotes (Level 2) because the broker quotes were believed to be based on distressed sales, evidenced by the inactive market. The weighting was then used to determine an overall fair value of the securities.
At March 31, 2010, management reviewed the fair values provided by the same pricing sources as used in the previous reporting periods. Based on management’s understanding of the methods employed, three of the four sources were excluded from the valuation process. These sources were excluded because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values, including a previous source of cash flow scenario analyses that adopted the fair value methodology of a previously excluded source. As a result, broker quotes (Level 2) were used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. The cash flow scenario analyses considered varying default, recovery and prepayment assumptions discounted at a rate representative of yields available for similar investments adjusted for credit risk. Management believes that the broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
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

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2010	2009
	Trust preferred collateralized debt obligations

Balance, January 1	$—	$1,480
Increase in unrealized holding losses	—	(760)
Other-than-temporary impairment	—	—
Transfers to Level 2	—	—
Transfers to Level 3	—	—

Balance, March 31	$—	$720

Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 or 2009.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the three months ended March 31, 2010 and March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$2,586	$—	$2,586	$—

Other real estate owned	724	—	724	—

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$3,441	$—	$3,441	$—

Other real estate owned	155	—	155	—
Impaired loans and leases were $8.6 million on March 31, 2010. Impaired loans and leases that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. On March 31, 2010, the valuation allowance for collateral-dependent loans and leases was $1.2 million. The valuation allowance decreased by $700,000 during the first three months of 2010 from $1.9 million at December 31, 2009.

The aggregate fair value of financial assets and financial liabilities presented do not represent the underlying value of the Company taken as a whole. The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The estimated fair value approximates the carrying value for cash and cash equivalents, overnight investments and accrued interest receivable and payable. The methodologies for other financial assets and financial liabilities are discussed below:
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
The book values and estimated fair values for the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$16,845	$16,845	$18,866	$18,866
Overnight investments	600	600	1,964	1,964
Available for sale securities	365,110	365,110	381,839	381,839
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	738,973	747,864	718,943	725,967
Residential mortgage loans	168,404	172,152	171,842	175,816
Consumer and other loans	199,836	195,324	204,526	197,137
Interest rate swaps	464	464	391	391
Accrued interest receivable	4,863	4,863	4,964	4,964

Liabilities:
Deposits:
Demand deposit accounts	$203,193	$203,193	$204,281	$204,281
NOW accounts	68,724	68,724	74,558	74,558
Money market accounts	78,824	78,824	65,076	65,076
Savings accounts	378,228	378,228	367,225	367,225
Certificate of deposit accounts	378,102	380,692	387,144	390,210
Overnight and short-term borrowings	37,851	37,851	40,171	40,171
Wholesale repurchase agreements	20,000	20,357	20,000	20,432
FHLB borrowings	270,090	293,556	277,183	301,210
Subordinated deferrable interest debentures	13,403	15,617	13,403	15,440
Interest rate swaps	467	467	426	426
Accrued interest payable	1,637	1,637	2,122	2,122
(7) Contingent Liabilities
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. On March 2, 2010, the Bank was notified that the application was denied. The Bank intends to file a petition with the Massachusetts Appellate Tax Board pursuing its position. In March 2010, the DOR notified the Bank of its intention to challenge the tax position for tax years 2007 and 2008. Management believes it more likely than not that the Bank will prevail in its tax position.

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
Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2009 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, review of goodwill for impairment, valuation of available for sale securities and income taxes as the Company’s most critical accounting policies.
Overview
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 34. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 33.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 38.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 27 to 28.
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
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 84% (based upon June 2009 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media, as well as, web-based advertising and promotions.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market during 2008 and 2009, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases at no more than $100.0 million. Additionally, the Bank continues to seek generation of additional income by origination of equipment loans and leases for third parties as opportunities arise.
For the three months ended March 31, 2010, approximately 85% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon on the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2010	2009	2009	2009	2009

Total assets	$1,586,778	$1,589,946	$1,569,084	$1,583,686	$1,548,067
Loans and leases receivable	1,123,838	1,111,847	1,116,627	1,117,655	1,105,298
Available for sale securities	365,110	381,839	365,706	376,026	356,681
Goodwill, net	12,262	12,239	12,051	12,051	12,051
Core deposits (1)	728,969	711,140	685,104	681,834	636,240
Certificates of deposit	378,102	387,144	406,827	402,839	419,621
Borrowings	341,344	350,757	340,081	336,244	320,517
Common shareholders’ equity	123,679	120,661	121,961	119,956	120,379
Book value per common share	26.69	26.16	26.46	26.07	26.15
Tangible book value per common share	24.05	23.50	23.85	23.45	23.53
Tangible common equity ratio (2) (3)	7.08%	6.87%	7.06%	6.86%	7.05%
Core deposits to total deposits(1) (3)	65.8%	64.8%	62.7%	62.9%	60.3%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing Common Shareholders’ Equity less Goodwill by Total Assets less Goodwill.

(3)	Non-GAAP performance measure.
Total assets decreased by $3.2 million since December 31, 2009. Total loans and leases increased by $12.0 million during the first three months of 2010, with an increase in commercial loans and leases of $19.8 million, or 2.7%. This increase was offset by decreases in consumer and other loans of $4.7 million, or 2.3% and residential mortgage loan portfolio of $3.1 million, or 1.8%, respectively. Available for sale securities decreased $16.7 million, or 4.4%, since year-end. The Bank’s core deposits increased by $17.8 million, or 2.5%, since year-end. Within this increase, money market accounts increased by $13.7 million, or 21.1%, and savings accounts increased by $11.0 million, or 3.0%. NOW accounts decreased by $5.8 million, or 7.8%, certificate of deposit accounts decreased by $9.0 million, or 2.3%, and demand deposit accounts decreased by $1.1 million, or 0.5%, since year-end. Borrowings decreased by $9.4 million, or 2.7%, since December 31, 2009. Shareholders’ equity as a percentage of total assets was 7.8% and 7.6% at March 31, 2010 and December 31, 2009, respectively.
The Company’s financial position at March 31, 2010 as compared to March 31, 2009 reflects net growth of $18.5 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $65.5 million, or 9.5%. Consumer loans decreased $13.4 million, or 6.2%, from the prior year quarter-end. The residential mortgage portfolio declined $33.6 million, or 16.5%, from March 31, 2009. Available for sale securities at March 31, 2010 increased by $8.4 million, or 2.4%, from the same period in 2009. Core deposits have increased $92.7 million, or 14.6%, since the prior year quarter-end, with growth centered in money market accounts of $71.8 million, demand deposit accounts of $33.5 million and NOW accounts of $5.7 million. These increases were offset by a decrease in savings accounts of $18.3 million since March 31, 2009. Borrowings have increased by $20.8 million from the same period in 2009.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $382.0 million, or 24.1% of total assets at March 31, 2010, compared to $400.1 million, or 25.2% of total assets at December 31, 2009, representing a decrease of $18.1 million, or 4.5%. Available for sale securities are recorded at fair value. At March 31, 2010, the fair value of available for sale securities was $365.1 million and carried a total of $3.7 million of net unrealized gains at the end of the quarter, compared to $1.7 million at December 31, 2009.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first three months of 2010, the Company purchased $31.3 million of available for sale securities compared to $81.5 million during the same period in 2009. Maturities, calls and principal repayments totaled $41.1 million for the three months ended March 31, 2010 compared to $50.4 million for the same period in 2009. Additionally, in the first three months of 2010, the Company sold $8.8 million of available for sale securities generating gains of $475,000 compared to sales of $1.9 million and gains of $61,000 for the same period in 2009.
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
CDO A has not experienced additional deferred/defaulted collateral from the time when management performed its December 31, 2009 other-than-temporary impairment analysis of the security. In addition, the Company continues to receive interest payments due. To date, CDO A has experienced $69.0 million, or 24.9%, in deferrals/defaults of its underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. The Company has previously recorded credit related other-than-temporary impairment losses totaling $271,000.

During the first quarter of 2010, CDO B experienced an additional $20.0 million in deferred/defaulted collateral, totaling $159.0 million, or 27.4%, of the security’s underlying collateral. In addition, the Company has not received its scheduled quarterly interest payments for the past three quarters because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $571,000 of the security’s amortized cost. The Company recorded other-than-temporary impairment charges totaling $1.6 million, representing the difference between the security’s fair value and book value. The portion deemed to be credit related of $571,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $1.0 million has been recorded as a reduction of accumulated other comprehensive income. Through March 31, 2010, credit related other-than-temporary impairment losses on this security total $684,000.
The decline in fair value of the remaining available for sale securities in an unrealized loss position (comprised of 22 available for sale securities totaling $2.6 million in unrealized losses) is due to the continued illiquidity and uncertainty of the securities markets. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases increased by $12.0 million since December 31, 2009 and stood at $1.12 billion at March 31, 2010. As a percentage of total assets, loans and leases increased to 70.8% at March 31, 2010, compared to 69.9% at December 31, 2009. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company has historically purchased. Total loans and leases as of March 31, 2010 are comprised of three broad categories: commercial loans and leases that aggregate $752.2 million, or 66.9% of the portfolio; residential mortgages that aggregate $170.2 million, or 15.1% of the portfolio; and consumer and other loans that aggregate $201.4 million, or 18.0% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $19.8 million, or 2.7%, during the first three months of 2010, with the commercial real estate portfolio driving the growth.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans decreased $4.2 million, or 2.3%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2009, owner-occupied commercial real estate loans decreased by $250,000, or 0.15%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2009, CRE loans have increased $25.2 million, or 9.7%.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At March 31, 2010, $15.0 million of purchased government leases were included in the commercial loan and lease portfolio representing an increase of $2.1 million, or 15.9%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $40.2 million and $43.1 million were included in the commercial and industrial portfolio at March 31, 2010 and December 31, 2009, respectively. Since December 31, 2009, total Macrolease-generated equipment loans and leases decreased $6.5 million, or 6.5%, to $92.8 million.

At March 31, 2010, small business loans (business lending relationships of approximately $500,000 or less) were $57.9 million compared to $56.1 million at December 31, 2009. At both March 31, 2010 and December 31, 2009, small business loans represented 7.7% of the commercial loan and lease portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.
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
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities, but originates mortgage loans for its own portfolio on a limited basis. The Bank does not employ any outside mortgage originators, but from time to time, purchases high credit quality residential mortgage loans from third party originators to utilize available cash flow. The Bank did not purchase any mortgage loans during the first quarter of 2010 or 2009. At March 31, 2010 residential mortgage loans decreased $3.1 million, or 1.8%, to $170.2 million from year-end. During this period, the Bank originated $2.6 million of mortgages for the portfolio. Comparatively, during the first three months of 2009, the Bank originated $1.9 million of mortgages for the portfolio.
Consumer loans — The consumer loan portfolio decreased $4.7 million, or 2.3%, during the first three months of 2010 as repayments of $7.3 million exceeded advances of $2.6 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	March 31,	December 31,
	2010	2009
	(In thousands)
Commercial loans and leases:
Commercial real estate — owner occupied	$167,603	$167,853
Commercial and industrial	174,649	178,808
Commercial real estate — nonowner occupied	187,988	170,148
Small business	57,911	56,148
Multi-family	66,716	66,350
Construction	30,355	23,405
Leases and other (a)	72,969	75,057

Subtotal	758,191	737,769
Unearned lease income	(7,039)	(7,693)
Net deferred loan origination costs	1,041	2,321

Total commercial loans and leases	752,193	732,397

Residential mortgage loans:
One- to four-family adjustable rate	114,499	115,855
One- to four-family fixed rate	54,993	56,724

Subtotal	169,492	172,579
Premium on loans acquired	724	738
Net deferred loan origination fees	(16)	(23)

Total residential mortgage loans	170,200	173,294

Consumer loans:
Home equity — term loans	113,879	119,909
Home equity — lines of credit	84,971	83,771
Unsecured and other	1,564	1,410

Subtotal	200,414	205,090
Net deferred loan origination costs	1,031	1,066

Total consumer loans	201,445	206,156

Total loans and leases receivable	$1,123,838	$1,111,847

(a)	There were no leases held for sale at March 31, 2010 or December 31, 2009.
Deposits
Total deposits increased by $8.8 million, or 0.8%, during the first three months of 2010, from $1.10 billion, or 69.1% of total assets at December 31, 2009 to $1.11 billion, or 69.8% of total assets at March 31, 2010.
The following table sets forth certain information regarding deposits:

	March 31, 2010			December 31, 2009
		Percent	Weighted		Percent	Weighted
		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)
NOW accounts	$68,724	6.2%	0.09%	$74,558	6.8%	0.09%
Money market accounts	78,824	7.1%	0.79%	65,076	5.9%	1.10%
Savings accounts	378,228	34.2%	0.55%	367,225	33.4%	0.64%
Certificate of deposit accounts	378,102	34.1%	1.59%	387,144	35.3%	1.80%

Total interest bearing deposits	903,878	81.6%	0.97%	894,003	81.4%	1.13%
Noninterest bearing accounts	203,193	18.4%	0.00%	204,281	18.6%	0.00%

Total deposits	$1,107,071	100.0%	0.79%	$1,098,284	100.0%	0.92%

During the first three months of 2010, competition for deposits remained strong in the Company’s market areas. Money market accounts and savings accounts grew $13.7 million and $11.0 million, respectively, over the past three months. These increases offset the decline in certificate of deposit accounts (“CDs”) of $9.0 million, NOW accounts of $5.8 million and demand deposit accounts of $1.1 million. At March 31, 2010, brokered CDs were $30.1 million, or 2.7% of total deposits, compared to $33.5 million, or 3.0% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
Borrowings
On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and may utilize FHLB borrowings or repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Bank’s overall strategy to manage interest rate risk. The Bank also may borrow from the Federal Reserve “discount window” on occasion to support its liquidity.
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $37.4 million and $37.0 million at March 31, 2010 and December 31, 2009, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $2.3 million during the first three months of 2010 from the December 31, 2009 level of $40.2 million. FHLB borrowings decreased by $7.1 million from the December 31, 2009 amount of $277.2 million. Wholesale repurchase agreements remained constant from the December 31, 2009 balance of $20.0 million.
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
Nonperforming assets — At March 31, 2010, the Company had nonperforming assets of $16.4 million, representing 1.03% of total assets compared to nonperforming assets of $20.0 million, or 1.26% of total assets at December 31, 2009.
The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In thousands)
Loans and leases accounted for on a nonaccrual basis	$13,224	$16,830
Loans and leases past due 90 days or more, but still accruing	—	826
Restructured loans and leases on a nonaccrual basis	1,145	659

Total nonperforming loans and leases	14,369	18,315
Other real estate owned	2,023	1,700

Total nonperforming assets	$16,392	$20,015

Delinquent loans and leases 60-89 days past due	$2,479	$2,028
Restructured loans and leases not included in nonperforming assets	$441	$445
Nonperforming loans and leases as a percent of total loans and leases	1.28%	1.65%
Nonperforming assets as a percent of total assets	1.03%	1.26%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.22%	0.19%

Included in nonaccrual loans and leases at March 31, 2010 were $8.6 million of impaired loans and leases with specific impairment reserves against these loans and leases of $1.3 million. At December 31, 2009, there were $12.4 million of impaired loans and leases with specific impairment reserves of $1.9 million.
The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming loans and leases:
Commercial real estate	$4,952	$6,909
Commercial and industrial	1,544	2,919
Small business	957	1,147
Multifamily	—	205
Construction	710	469
Leases	1,415	1,878
Residential	4,349	4,124
Consumer	442	664

Total nonperforming loans and leases	$14,369	$18,315

The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio and as compared to peer institutions. If current economic conditions continue or worsen, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Higher-Risk Loans — Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value ratio loans, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations. As of March 31, 2010 and December 31, 2009, the Company had $111.3 million and $113.6 million, respectively, of junior lien home equity loans and lines of credit. The allowance for loan and lease losses attributable to these loans at March 31, 2010 and December 31, 2009 was $1.0 million. The Company does not hold other types of higher-risk loans.
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
At March 31, 2010, the Company had $19.8 million of assets that were classified as substandard. This compares to $22.1 million of assets that were classified as substandard at December 31, 2009. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At March 31, 2010, included in the assets that were classified as substandard were $5.4 million of performing loans. This compares to $3.7 million of adversely classified performing loans as of December 31, 2009. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
During the first three months of 2010, the Company made additions to the allowance for loan and lease losses of $1.6 million and experienced net charge-offs of $1.5 million compared to additions to the allowance for loan and lease losses of $1.6 million and net charge-offs of $851,000 for the first three months of 2009. The net charge-offs were primarily within the commercial loans and leases and residential mortgage portfolios. At March 31, 2010, the allowance for loan and lease losses stood at $16.6 million and represented 115.70% of nonperforming loans and leases and 1.48% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $16.5 million, representing 90.29% of nonperforming loans and 1.49% of total loans and leases outstanding at December 31, 2009.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$16,536	$14,664
Loans and leases charged-off:
Commercial real estate loans	(627)	—
Commercial and industrial loans	—	(103)
Small business loans	(200)	(447)
Leases	(336)	(2)
Residential mortgage loans	(347)	(309)
Consumer and other loans	(102)	(12)

Total loans charged-off	(1,612)	(873)

Recoveries of loans and leases previously charged-off:
Commercial real estate loans	79	—
Commercial and industrial loans	11	4
Small business loans	1	5
Leases	6	2
Residential mortgage loans	—	—
Consumer and other loans	4	11

Total recoveries of loans previously charged-off	101	22

Net charge-offs	(1,511)	(851)
Provision for loan and lease losses charged against income	1,600	1,610

Balance at end of period	$16,625	$15,423

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In thousands)
Loan category
Commercial loans and leases	$12,157	$12,409
Residential mortgage loans	1,643	1,340
Consumer and other loans	1,471	1,504
Unallocated	1,354	1,283

Total	$16,625	$16,536

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.4 million at March 31, 2010 compared to $1.3 million at December 31, 2009. Management believes that the allowance for loan and lease losses, as of March 31, 2010, is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2010	2009	2009	2009	2009

Income statement data:
Net interest income	$13,088	$13,001	$12,666	$11,573	$11,082
Noninterest income	2,315	2,353	2,241	2,214	2,357
Noninterest expense	10,488	9,949	9,812	10,145	9,623
Net income	2,219	1,133	2,203	740	1,463
Net income applicable to common shares	2,219	1,133	779	303	1,027

Per share data:
Diluted earnings per share	$0.48	$0.24	$0.17	$0.07	$0.22
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.52%	3.42%	3.38%	3.10%	3.08%
Return on assets (2) (5)	0.57%	0.28%	0.56%	0.19%	0.39%
Return on equity (3) (5)	7.32%	3.67%	2.56%	1.00%	3.48%
Efficiency ratio (4) (5)	68.09%	64.80%	65.82%	73.58%	71.60%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net Income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2010 first quarter net income of $2.2 million increased by $1.1 million, or 95.9%, from the prior quarter (three months ended December 31, 2009). Net income was up $756,000, or 51.7%, on a comparative quarter basis (as compared to the three months ended March 31, 2009). Diluted earnings per common share (“EPS”) were up 100.0% on a linked-quarter basis (as compared to the three months ended December 31, 2009) and increased 118.2% as compared to the same quarter a year ago.
The first quarter 2010 net interest income increased by $87,000, or 0.7%, as compared to the fourth quarter of 2009. The increase in the net interest margin of 10 basis points (“bps”), to 3.52%, was due to the lower cost of liabilities of 17 bps exceeding a lower yield on earning assets of 5 bps.
Compared to the first quarter of 2009, net interest income increased by $2.0 million, or 18.1%, with a decrease in the yield on earning assets of 23 bps exceeded by decreases in the cost of funds of 82 bps. In addition, average interest earning assets increased by $50.7 million during the first quarter of 2010 as compared to the same quarter in 2009.
The provision for loan and lease losses of $1.6 million for the three months ended March 31, 2010 decreased by $2.2 million, or 58.0%, on a linked-quarter basis. In comparison to the first quarter of 2009, the provision for loan and lease losses decreased by $10,000, or 0.6%.
Noninterest income for the first quarter of 2010 decreased on a linked-quarter basis by $38,000. Net gains on lease sales and commissions on loans originated for others declined by $311,000 and service charges on deposit accounts declined by $140,000 during the first quarter of 2010. In addition, impairment charges on other-than-temporarily impaired available for sale securities increased by $257,000 on a linked-quarter basis. During the first quarter of 2010, the Company realized gains on sales of available for sale securities of $475,000, while there were no sales of securities during the fourth quarter of 2009. Other miscellaneous income increased by $146,000 and commissions on nondeposit investment products increased by $50,000.

In comparison to the 2009 first quarter, noninterest income was down $42,000. Gains on the sale of available for sale securities increased by $414,000, other miscellaneous income increased $157,000, commissions on nondeposit investment products increased $81,000, service charges on deposit accounts increased $54,000 and income from bank-owned life insurance increased $26,000. These increases were offset by credit losses of other-than-temporarily impaired securities of $571,000 and decreased loan related fees of $210,000.
Noninterest expenses increased on a linked-quarter basis by $539,000, or 5.4%, with an increase in salaries and employee benefits of $573,000, an increase in loan workout and other real estate owned expense of $144,000 and an increase in loan servicing of $33,000. Decreases in marketing of $86,000, occupancy of $39,000, equipment of $37,000 and data processing of $37,000 partially offset the increases.
First quarter 2010 noninterest expenses increased $865,000, or 9.0%, compared to the first quarter of 2009. Salaries and employee benefits increased $690,000, or 13.4%, loan workout and other real estate owned expense increased $208,000, or 162.5%, FDIC insurance costs increased $88,000, or 22.7%, data processing increased $34,000, or 5.5%, compared to the first quarter a year ago. Within the net increase in noninterest expenses were decreases in occupancy of $95,000, or 9.9%, professional services of $66,000, or 9.5%, and marketing of $57,000, or 18.1%.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the first quarter of 2010, the return on assets and the return on equity metrics improved on a linked-quarter basis. The efficiency ratio increased from 64.80% to 68.09% compared to the fourth quarter of 2009. Compared to the same quarter of the prior year, each of these metrics improved. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended March 31, 2010 and 2009
Net Interest Income
Net interest income for the quarter ended March 31, 2010 was up $2.0 million, or 18.1%, from the $11.1 million earned in the first quarter of 2009. Net interest margin for the first quarter of 2010 of 3.52% increased 44 bps from the net interest margin for the 2009 period of 3.08%. Average earning assets were up $50.7 million, or 3.5%, and average interest-bearing liabilities were up $43.9 million, or 3.7%, from the comparable period a year earlier.

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

	For the three months ended March 31,
	2010			2009
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$2,292	$5	0.87%	$820	$9	4.36%
Available for sale securities	372,516	3,779	4.06%	342,587	3,854	4.50%
Stock in the FHLB	16,274	—	0.00%	15,671	—	0.00%
Loans and leases receivable:
Commercial loans and leases	730,907	10,311	5.71%	672,873	9,707	5.83%
Residential mortgage loans	172,408	2,029	4.71%	207,807	2,660	5.12%
Consumer and other loans	203,840	2,228	4.43%	207,754	2,330	4.55%

Total earning assets	1,498,237	18,352	4.94%	1,447,512	18,560	5.17%

Cash and due from banks	13,451			28,329
Allowance for loan and lease losses	(17,225)			(14,653)
Premises and equipment	12,359			12,556
Goodwill, net	12,179			12,064
Accrued interest receivable	4,372			4,289
Bank-owned life insurance	30,118			28,862
Prepaid expenses and other assets	18,579			8,798

Total assets	$1,572,070			$1,527,757

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,669	$15	0.08%	$61,249	$18	0.12%
Money market accounts	71,387	149	0.85%	4,607	1	0.13%
Savings accounts	369,750	531	0.58%	386,208	1,083	1.14%
Certificate of deposit accounts	385,599	1,583	1.67%	418,627	3,392	3.29%
Overnight and short-term borrowings	39,161	18	0.19%	52,245	27	0.20%
Wholesale repurchase agreements	18,222	139	3.06%	10,000	133	5.39%
FHLB borrowings	271,742	2,665	3.92%	247,674	2,625	4.30%
Subordinated deferrable interest debentures	13,403	164	4.90%	13,403	199	6.00%

Total interest-bearing liabilities	1,237,933	5,264	1.72%	1,194,013	7,478	2.54%

Noninterest-bearing deposits	199,735			171,449
Other liabilities	11,427			12,489

Total liabilities	1,449,095			1,377,951

Shareholders’ equity:	122,975			149,806

Total liabilities and shareholders’ equity	$1,572,070			$1,527,757

Net interest income		$13,088			$11,082

Net interest rate spread			3.22%			2.63%

Net interest rate margin			3.52%			3.08%

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(11)	$7	$(4)
Available for sale securities	(372)	297	(75)
Commercial loans and leases	(236)	840	604
Residential mortgage loans	(211)	(420)	(631)
Consumer and other loans	4	(106)	(102)

Total interest income	(826)	618	(208)

Interest expense:
NOW accounts	(5)	2	(3)
Money market accounts	41	107	148
Savings accounts	(508)	(44)	(552)
Certificate of deposit accounts	(1,559)	(250)	(1,809)
Overnight and short-term borrowings	(2)	(7)	(9)
Wholesales repurchase agreements	(71)	77	6
FHLB borrowings	(226)	266	40
Subordinated deferrable interest debentures	(35)	—	(35)

Total interest expense	(2,365)	151	(2,214)

Net interest income	$1,539	$467	$2,006

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $3.8 million for the quarter ended March 31, 2010, compared to $3.9 million for the 2009 period. The decrease in total investment income was $79,000, or 2.0%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of U.S. Treasury and government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.6 million for the quarter ended March 31, 2010 and represented a yield on total loans and leases of 5.32%. This compares to $14.7 million of interest and a yield of 5.45% for the first quarter of 2009. Interest income on loans and leases decreased $129,000, or 0.9%, with the decrease in yield on loans and leases of 13 bps partially offset by the increase in the average balance of loans and leases of $18.7 million, or 1.7%.
The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2009 as follows: commercial loans and leases increased $58.0 million, or 8.6%; consumer and other loans decreased $3.9 million, or 1.9%; and residential mortgage loans decreased $35.4 million, or 17.0%. Changes in the average yields from the first quarter of 2009 were as follows: commercial loans and leases decreased 12 bps to 5.71%; consumer and other loans decreased 12 bps to 4.43%; and residential mortgage loans decreased 41 bps to 4.71%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $2.2 million, or 29.6%, to $5.3 million for the three months ended March 31, 2010, down from $7.5 million for the same period during 2009. The overall average cost for interest-bearing liabilities decreased 82 bps to 1.72% for the first quarter of 2010, compared to 2.54% for the first quarter of 2009. The average balance of total interest-bearing liabilities increased $43.9 million to $1.24 billion for the three months ended March 31, 2010 compared to the same period in 2009.
The growth in deposit average balances was centered primarily in money market accounts up $66.8 million, or 1,449.4%, (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline) and NOW accounts up $7.4 million, or 12.1%. The increase was offset by a decrease in CDs of $33.0 million, or 7.9%, and savings accounts of $16.5 million, or 4.3%.
Average borrowings increased as compared to the first quarter of 2009, with an increase in FHLB funding of $24.1 million, or 9.7%, and wholesale repurchase agreements of $8.2 million, or 82.2%, offset with a decrease in short-term borrowings of $13.1 million, or 25.0%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, lower Federal Funds rates, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates have decreased the cost of interest-bearing liabilities in the first quarter of 2010 compared to the same period in 2009.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.6 million for the quarters ended March 31, 2010 and March 31, 2009.
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
Noninterest Income
Total noninterest income decreased $42,000 or 1.8%, to $2.3 million for the first quarter of 2010, from $2.4 million for the first quarter of 2009. Noninterest income was reduced by $571,000 of credit losses on an other-than-temporarily impaired available for sale security during the first quarter of 2010. In addition, loan related fees decreased by $210,000, or 52.6%. Gain on sale of available for sales securities increased by $414,000, or 678.7%, commissions on nondeposit investment products increased by $81,000, or 51.9%, and service charges on deposit accounts increased by $54,000, or 4.5%. Other miscellaneous income also increased by $157,000, or 73.7%.
Noninterest Expense
Noninterest expense for the first quarter of 2010 increased $865,000 or 9.0%, to $10.5 million from $9.6 million in 2009. Salaries and employee benefits increased $690,000, loan workout and other real estate owned expenses increased $208,000, FDIC insurance expense increased $88,000 and data processing expenses increased $34,000. The increases in noninterest expense were partially offset by decreases in occupancy costs of $95,000, professional services costs of $66,000 and marketing costs of $57,000.
Overall, the improvement in the Company’s net interest margin exceeded the increases in noninterest expense during the first quarter of 2010, decreasing the efficiency ratio to 68.09% compared to 71.60% for the same period a year ago.

Income Tax Expense
Income tax expense of $1.1 million was recorded for the three months ended March 31, 2010, compared to $743,000 for the same period during 2009. This represented total effective tax rates of 33.1% and 33.7%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The tax assessment and accrued interest and penalties total approximately $450,000. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. On March 2, 2010, the Bank was notified that the application was denied. The Bank intends to file a petition with the Massachusetts Appellate Tax Board pursuing its position. In March 2010, the DOR notified the Bank of its intention to challenge the tax position for tax years 2007 and 2008. Management believes it more likely than not that the Bank will prevail in its tax position.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2010, overnight investments and available for sale securities amounted to $365.7 million, or 23.0% of total assets. This compares to $383.8 million, or 24.1% of total assets at December 31, 2009. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources
Total shareholders’ equity of the Company was $123.7 million at March 31, 2010 compared to $120.7 million at December 31, 2009. Net income of $2.2 million, increased net unrealized holding gains on available for sale securities of $1.9 million, stock option activity (stock option exercises and share-based compensation) of $312,000 and Macrolease contingent share payments of $211,000 were offset by common stock dividends of $786,000, non-credit portion of other-than-temporary impairment of $663,000 and share repurchases of $218,000.
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
As of March 31, 2010, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$122,012	7.80%	$62,586	4.00%	$78,233	5.00%
Tier I capital (to risk weighted assets)	122,012	10.78%	45,282	4.00%	67,923	6.00%
Total capital (to risk weighted assets)	136,189	12.03%	90,563	8.00%	113,204	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$120,197	7.68%	$62,569	4.00%	$78,211	5.00%
Tier I capital (to risk weighted assets)	120,197	10.62%	45,253	4.00%	67,879	6.00%
Total capital (to risk weighted assets)	134,374	11.88%	90,506	8.00%	113,132	10.00%

At December 31, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$120,297	7.65%	$62,941	4.00%	$78,676	5.00%
Tier I capital (to risk weighted assets)	120,297	10.71%	44,913	4.00%	67,369	6.00%
Total capital (to risk weighted assets)	134,364	11.97%	89,825	8.00%	112,281	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,412	7.54%	$62,855	4.00%	$78,569	5.00%
Tier I capital (to risk weighted assets)	118,412	10.55%	44,882	4.00%	67,323	6.00%
Total capital (to risk weighted assets)	132,479	11.81%	89,764	8.00%	112,205	10.00%
Recent Accounting Pronouncements
See Note 3 — Recent Accounting Pronouncements of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment as of March 31, 2010, interest rate shocks down were not performed. As of March 31, 2010, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12- month period beginning April 1, 2010:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:
Up 300 bps	$(1,937)	(3.7%)
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2010, the Company’s one year cumulative gap was a positive $44.7 million, or 2.8% of total assets.
For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 52 through 54 of the Company’s 2009 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 2005, the Company, through its Macrolease subsidiary, purchased substantially all of the operating assets of DWW Leasing Corp. (formerly Macrolease International Corporation) (the “Seller”) pursuant to the terms of an Asset Purchase Agreement dated April 29, 2005 among the Company, the Bank, Macrolease, the Seller and certain shareholders of the Seller (the “Agreement”). Pursuant to the terms of the Agreement, on March 23, 2010, the Company issued 7,317 shares of its common stock to the Seller, which shares represented additional consideration contingent upon Macrolease achieving certain performance goals for 2009, which were met. These additional shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company has reserved up to 11,483 additional shares of its common stock for issuance to the Seller in the event Macrolease achieves certain performance goals pursuant to an earn-out through April 30, 2010. The Company has filed a registration statement on Form S-3 covering up to 51,532 shares of its common stock issued or reserved for issuance to the Seller, which registration statement was declared effective on July 12, 2005.
The table below summarizes the Company’s repurchases of common stock during the quarter ended March 31, 2010:

			Total Number	Maximum
			of Shares	number of
			Purchased as	shares that may
	Total number	Average	Part of	yet be
	of shares	Price Paid	Announced	purchased
Period	purchased (a)	Per Share	Plan	under the plan
1/1/10 through 1/31/10	—	—	—	—
2/1/10 through 2/28/10	9,100	$24.00	—	—
3/1/10 through 3/31/10	—	—	—	—

(a)
In February 2010, the Company’s Chief Executive Officer delivered 9,100 shares of the Company’s common stock to satisfy the exercise price for 22,000 stock options exercised. The shares delivered were valued at $24.00 per share. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash.

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

Bancorp Rhode Island, Inc.
May 5, 2010	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and Chief Executive Officer

May 5, 2010	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer and Treasurer