Form 10-Q
period 2010-06-30
BANCORP RHODE ISLAND INC
filed 2010-08-04
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937
For the transition period from _________ to _______
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of August 2, 2010:

Common Stock — Par Value $0.01	4,674,091 shares

(class)	(outstanding)

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)

ASSETS:
Cash and due from banks	$23,857	$18,866
Overnight investments	30,224	1,964

Total cash and cash equivalents	54,081	20,830
Available for sale securities (amortized cost of $336,707 and $380,108, respectively)	345,566	381,839
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	764,374	732,397
Residential mortgage loans	164,750	173,294
Consumer and other loans	207,400	206,156

Total loans and leases receivable	1,136,524	1,111,847
Allowance for loan and lease losses	(17,396)	(16,536)

Net loans and leases receivable	1,119,128	1,095,311
Premises and equipment, net	12,127	12,378
Goodwill, net	12,262	12,239
Accrued interest receivable	4,704	4,964
Investment in bank-owned life insurance	30,644	30,010
Prepaid expenses and other assets	18,734	16,101

Total assets	$1,613,520	$1,589,946

LIABILITIES:
Deposits:
Demand deposit accounts	$290,794	$204,281
NOW accounts	73,501	74,558
Money market accounts	83,315	65,076
Savings accounts	366,087	367,225
Certificate of deposit accounts	360,323	387,144

Total deposits	1,174,020	1,098,284
Overnight and short-term borrowings	37,338	40,171
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	223,396	277,183
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	16,236	20,244

Total liabilities	1,484,393	1,469,285

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: 5,047,941 and 4,969,444 shares, respectively	50	50
Additional paid-in capital	73,514	72,783
Treasury stock, at cost: 373,850 and 364,750 shares, respectively	(12,527)	(12,309)
Retained earnings	62,332	59,012
Accumulated other comprehensive income, net	5,758	1,125

Total shareholders’ equity	129,127	120,661

Total liabilities and shareholders’ equity	$1,613,520	$1,589,946

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$—	$—	$5	$9
Mortgage-backed securities	3,041	3,360	6,270	6,763
Investment securities	490	536	1,040	987
Loans and leases	15,105	14,896	29,673	29,593

Total interest and dividend income	18,636	18,792	36,988	37,352

Interest expense:
Deposits	2,164	4,224	4,442	8,718
Overnight and short-term borrowings	19	21	37	48
Wholesale repurchase agreements	143	134	282	267
Federal Home Loan Bank of Boston borrowings	2,518	2,650	5,183	5,275
Subordinated deferrable interest debentures	166	190	330	389

Total interest expense	5,010	7,219	10,274	14,697

Net interest income	13,626	11,573	26,714	22,655
Provision for loan and lease losses	1,550	2,600	3,150	4,210

Net interest income after provision for loan and lease losses	12,076	8,973	23,564	18,445

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	(49)	—	49	—
Non-credit component of other-than-temporary losses recognized in other comprehensive income	5	—	(664)	—

Credit component of other-than-temporary impairment losses on available for sale securities	(44)	—	(615)	—

Service charges on deposit accounts	1,348	1,367	2,612	2,577
Income from bank-owned life insurance	318	304	633	593
Commissions on nondeposit investment products	148	111	385	267
Loan related fees	133	229	322	628
Gain on sale of available for sale securities	103	—	578	61
Net gains on lease sales and commissions on loans originated for others	6	19	42	48
Other income	273	184	643	397

Total noninterest income	2,285	2,214	4,600	4,571

Noninterest expense:
Salaries and employee benefits	5,746	4,926	11,589	10,079
Occupancy	829	832	1,690	1,788
Data processing	654	670	1,308	1,290
Professional services	537	646	1,169	1,344
FDIC insurance	475	1,176	950	1,563
Marketing	383	332	641	647
Loan workout and other real estate owned	337	149	673	277
Equipment	255	242	510	483
Loan servicing	171	189	347	348
Other expenses	1,043	983	2,041	1,949

Total noninterest expense	10,430	10,145	20,918	19,768

Income before income taxes	3,931	1,042	7,246	3,248
Income tax expense	1,250	302	2,346	1,045

Net income	2,681	740	4,900	2,203

Preferred stock dividends	—	(375)	—	(750)
Prepayment charges and accretion of preferred stock discount	—	(62)	—	(123)

Net income applicable to common shares	$2,681	$303	$4,900	$1,330

Per share data:
Basic earnings per common share	$0.57	$0.07	$1.05	$0.29
Diluted earnings per common share	$0.57	$0.07	$1.05	$0.29
Cash dividends declared per common share	$0.17	$0.17	$0.34	$0.34
Weighted average common shares outstanding — basic	4,664	4,602	4,643	4,596
Weighted average common shares outstanding — diluted	4,690	4,620	4,670	4,615
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
						Compre-
			Additional			hensive
	Preferred	Common	Paid-in	Treasury	Retained	Income
Six months ended June 30,	Stock	Stock	Capital	Stock	Earnings	(Loss)	Total
	(In thousands, except per share data)
2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$58,763	$415	$149,090
Cumulative effect of a change in accounting principle, net of taxes of ($77)	—	—	—	—	137	(137)	—
Net income	—	—	—	—	2,203	—	2,203
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of taxes of $303	—	—	—	—	—	(564)	(564)
Reclassification adjustment for net gains included in net income, net of taxes of $21	—	—	—	—	—	(40)	(40)

Total comprehensive income	—	—	—	—	—	—	1,599

Exercise of stock options	—	1	413	—	—	—	414
Macrolease acquisition	—	—	78	—	—	—	78
Share repurchases	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	(19)	—	—	—	(19)
Tax benefit from exercise of stock options	—	—	78	—	—	—	78
Preferred stock discount accretion	123	—	—	—	(123)	—	—
Dividends on preferred stock ($25.00 per preferred share)	—	—	—	—	(750)	—	(750)
Dividends on common stock ($0.34 per common share)	—	—	—	—	(1,562)	—	(1,562)

Balance at June 30, 2009	$28,718	$50	$73,873	$(12,309)	$58,668	$(326)	$148,674

2010
Balance at December 31, 2009	$—	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661

Net income	—	—	—	—	4,900	—	4,900
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($2,465)	—	—	—	—	—	4,578	4,578
Reclassification adjustment for net gains included in net income, net of taxes of $202	—	—	—	—	—	(376)	(376)
Non-credit portion OTTI, net of taxes of ($233)	—	—	—	—	—	431	431

Total comprehensive income	—	—	—	—	—	—	9,533

Exercise of stock options	—	—	297	—	—	—	297
Macrolease acquisition	—	—	211	—	—	—	211
Share repurchases	—	—	—	(218)	—	—	(218)
Share-based compensation	—	—	228	—	—	—	228
Tax benefit from exercise of stock options	—	—	(5)	—	—	—	(5)
Dividends on common stock ($0.34 per common share)	—	—	—	—	(1,580)	—	(1,580)

Balance at June 30, 2010	$—	$50	$73,514	$(12,527)	$62,332	$5,758	$129,127

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$4,900	$2,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(2,778)	(2,878)
Provision for loan and lease losses	3,150	4,210
Income from bank-owned life insurance	(633)	(593)
Share-based compensation expense	228	(19)
Net gains on lease sales	(19)	(24)
Gain on sale of available for sale securities	(578)	(61)
Credit component of other-than-temporary impairment losses on available for sale securities	615	—
Gain on sale of other real estate owned	(34)	(32)
Proceeds from sales of leases	909	759
Leases originated for sale	(890)	(579)
Decrease in accrued interest receivable	260	169
Increase in prepaid expenses and other assets	(326)	(328)
Decrease in other liabilities	(3,820)	(2,882)

Net cash provided by (used in) operating activities	984	(55)

Cash flows from investing activities:
Available for sale securities:
Purchases	(71,495)	(138,662)
Maturities and principal repayments	101,702	86,252
Proceeds from sales	8,628	1,880
Net increase in loans and leases	(24,469)	(39,249)
Capital expenditures for premises and equipment	(464)	(615)
Proceeds from sale of other real estate owned	755	729

Net cash provided by (used in) investing activities	14,657	(89,665)

Cash flows from financing activities:
Net increase in deposits	75,736	42,481
Net decrease in overnight and short-term borrowings	(2,833)	(16,875)
Proceeds from long-term borrowings	33,700	49,805
Repayment of long-term borrowings	(87,487)	(16,701)
Exercise of stock options	79	160
Tax benefit from exercise of stock options	(5)	78
Dividends on preferred stock	—	(608)
Dividends on common stock	(1,580)	(1,562)

Net cash provided by financing activities	17,610	56,778

Net increase (decrease) in cash and cash equivalents	33,251	(32,942)
Cash and cash equivalents at beginning of period	20,830	55,457

Cash and cash equivalents at end of period	$54,081	$22,515

Supplementary Disclosures:
Cash paid for interest	$10,845	$15,180
Cash paid for income taxes	1,955	2,159
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	4,202	(604)
Cumulative effect of a change in accounting principle, net of taxes	—	137
Accrual of cumulative preferred dividends payable	—	142
Macrolease acquisition	23	78
Transfer of loans to other real estate owned	1,109	756
Transfer of loans to other assets (non-real estate foreclosed assets)	—	122
Treasury stock acquisitions from shares tendered in stock option exercises	218	254
Non-credit component of other-than-temporary impairment, net of taxes	431	—
Sale of available for sale securities not yet settled	4,414	—
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

The following sets forth a reconciliation of basic EPS and diluted EPS:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Basic EPS Computation:
Numerator:
Net income	$2,681	$740
Preferred stock dividend	—	(375)
Preferred stock accretion	—	(62)

Net income applicable to common shares	$2,681	$303

Denominator:
Weighted average shares outstanding	4,664	4,602
Basic EPS	$0.57	$0.07

Diluted EPS Computation:
Numerator:
Net income applicable to common shares	$2,681	$303
Denominator:
Common shares outstanding	4,664	4,602
Stock options	25	18
Contingent shares	1	—

Total shares	4,690	4,620
Diluted EPS	$0.57	$0.07

For the three months ended June 30, 2010 and 2009, average options to purchase 224,900 and 328,793 shares of common stock, respectively, were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive. For the three months ended June 30, 2009, average common stock warrants of 33,243 were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive. There were no stock warrants outstanding at June 30, 2010.
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
(4) Recently Issued Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 320): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends ASC 310, “Receivables,” by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. An entity will be required to disclose the nature of credit risk associated with its financing receivables and the assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reason for those changes. The new and amended disclosures required under ASC 2010-20 that relate to information as of the end of a reporting period are effective for public entities with fiscal years and interim reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for public companies with the fiscal years or the first interim period beginning after December 15, 2010. The Company expects the adoption of ASU No. 2010-20 will require significant expansion to the Company’s disclosures surrounding loans and leases receivable and the allowance for loan and lease losses.
(5) Available for Sale Securities
The Company categorizes available for sale securities by major category, including government-sponsored enterprise (“GSE”) obligations, trust preferred collateralized debt obligations (“CDOs”), collateralized mortgage obligations and GSE mortgage-backed securities. Major categories are determined by the nature and risks of the securities and consider, among other things, the issuing entity, type of investment and underlying collateral. The Company categorizes obligations and/or securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Farm Credit Banks Funding Corporation as GSE obligations and/or securities.

A summary of available for sale securities by major categories follows:

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value
	( In thousands)
At June 30, 2010:
GSE obligations	$65,981	$755	$(12)	$66,724
Trust preferred CDOs	1,935	—	(1,460)	475
Collateralized mortgage obligations	37,303	742	(1,620)	36,425
GSE mortgage-backed securities	231,488	10,454	—	241,942

Total	$336,707	$11,951	$(3,092)	$345,566

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred CDOs	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The Company sells available for sale securities to capitalize on fluctuations in the market. During the quarter ended June 30, 2010, $4.2 million of available for sale securities were sold, generating $103,000 of gains. There were no sales of available for sale securities during the same quarter of 2009. The cost of securities used in calculating gains on the sale of available for sale securities is determined using the specific identification method.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

		Less than One Year		One Year or Longer		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)
At June 30, 2010:
GSE obligations	1	$4,988	$(12)	$—	$—	$4,988	$(12)
Trust preferred CDOs	2	—	—	475	(1,460)	475	(1,460)
Collateralized mortgage obligations	2	—	—	8,817	(1,620)	8,817	(1,620)
GSE mortgage-backed securities	—	—	—	—	—	—	—

Total	5	$4,988	$(12)	$9,292	$(3,080)	$14,280	$(3,092)

At December 31, 2009:
GSE obligations	8	$37,081	$(287)	$—	$—	$37,081	$(287)
Trust preferred CDOs	2	—	—	465	(2,085)	465	(2,085)
Collateralized mortgage obligations	5	5,520	(182)	12,088	(2,129)	17,608	(2,311)
GSE mortgage-backed securities	18	69,310	(982)	140	(1)	69,450	(983)

Total	33	$111,911	$(1,451)	$12,693	$(4,215)	$124,604	$(5,666)

The following table sets forth the maturities of available for sale securities:

	After One, But		After Five, But
	Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

At June 30, 2010:
GSE obligations	$36,017	$36,397	$29,964	$30,327	$—	$—
Trust preferred CDOs	—	—	—	—	1,935	475
Collateralized mortgage obligations	—	—	19,180	19,705	18,123	16,720
GSE mortgage-backed securities	5,226	5,539	16,236	17,388	210,026	219,015

Total	$41,243	$41,936	$65,380	$67,420	$230,084	$236,210

At December 31, 2009:
GSE obligations	$75,866	$76,013	$5,000	$4,913	$—	$—
Trust preferred CDOs	—	—	—	—	2,550	465
Collateralized mortgage obligations	—	—	23,156	22,957	22,485	21,070
GSE mortgage-backed securities	1,548	1,604	23,589	24,624	225,914	230,193

Total	$77,414	$77,617	$51,745	$52,494	$250,949	$251,728

At June 30, 2010 and December 31, 2009, respectively, $226.5 million and $271.5 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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
To date, CDO A has experienced $69.0 million, or 24.9%, in deferrals/defaults of its underlying collateral. During the second quarter of 2010, CDO A did not experience additional deferred/defaulted collateral. Additionally, the Company continues to receive interest payments due. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. The Company has previously recorded credit related other-than-temporary impairment losses totaling $271,000.

CDO B has experienced $159.0 million, or 27.4%, in deferrals/defaults of the security’s underlying collateral to date, although no deferrals/defaults occurred during the second quarter of 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover an additional $44,000 of the security’s amortized cost. For the quarter ended June 30, 2010, the Company recorded other-than-temporary impairment charges totaling $49,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $44,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $5,000 has been recorded as a reduction of other comprehensive income. Through June 30, 2010, credit related other-than-temporary impairment losses on this security total $728,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
(In thousands)	2010	2009

Balance, January 1	$(384)	$—
Credit losses for which an other-than-temporary impairment was previously recognized	(615)	—

Balance, June 30	$(999)	$—

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
(6) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at June 30, 2010 or December 31, 2009.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		As of	As of		As of	As of
	Balance	June 30,	December	Balance	June 30,	December
	Sheet	2010	31, 2009	Sheet	2010	31, 2009
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$929	$391	Other liabilities	$988	$426

Total derivatives not designated as hedging instruments		$929	$391		$988	$426

Derivatives not designated as hedges are not speculative but rather result from a service the Company provides to certain customers for a fee. The Company executes interest rate swaps with commercial banking customers to aid them in managing their interest rate risk. The interest rate swap contracts allow the commercial banking customers to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into mirroring swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third party financial institution exchanges the customer’s fixed rate loan payments for floating rate loan payments.
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2010, the Company had ten interest rate swaps with an aggregate notional amount of $35.2 million related to this program. During the three months ended June 30, 2010 and 2009, the Company recognized net losses of $55,000 and net gains of $69,000 respectively, related to changes in the fair value of these swaps.
The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended June 30, 2010 and 2009:

		Amount of Gain or (Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative (1)
Derivatives Not Designated as	Recognized in Income on	Three Months Ended June 30,
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$(55)	$69

Total		$(55)	$69

(1)	The amount of gain or (loss) recognized in income represents net fee income and changes related to the fair value of the interest rate products.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the six months ended June 30, 2010 and 2009:

		Amount of Gain or (Loss) Recognized in
		Income on Derivative(1)
	Location of Gain or (Loss)	Six Months Ended June 30,
Derivatives Not Designated as	Recognized in Income on
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$(23)	$322

Total		$(23)	$322

(1)	The amount of gain or (loss) recognized in income represents net fee income and changes related to the fair value of the interest rate products.
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
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2010, the Company has posted collateral of $890,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of June 30, 2010, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
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
The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$66,724	$—	$66,724	$—

Trust preferred CDOs	475	—	475	—

Collateralized mortgage obligations	36,425	—	36,425	—

GSE mortgage-backed securities	241,942	—	241,942	—

Total available for sale securities	345,566	—	345,566	—

Interest rate swap assets	929	—	929	—

Interest rate swap liabilities	988	—	988	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$80,926	$—	$80,926	$—

Trust preferred CDOs	465	—	465	—

Collateralized mortgage obligations	44,027	—	44,027	—

GSE mortgage-backed securities	256,421	—	256,421	—

Total available for sale securities	381,839	—	381,839	—

Interest rate swap assets	391	—	391	—

Interest rate swap liabilities	426	—	426	—

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
The Company used significant unobservable inputs (Level 3) to value two of its available for sale securities at June 30, 2009. Each of these securities is a collateralized debt obligation backed by trust preferred securities. At the time of the valuation, there was limited trading in these and comparable securities due to recent economic conditions and observable pricing was difficult to obtain. At June 30, 2009, the Company obtained valuations from four sources, including broker quotes and cash flow scenario analyses. The fair values obtained were assigned a weighting that was dependent upon the methods used to calculate the prices. Cash flow scenarios (Level 3) were given more weight than broker quotes (Level 2) because the broker quotes were believed to be based on distressed sales, evidenced by the inactive market. The weighting was then used to determine an overall fair value of the securities.
At June 30, 2010, management reviewed the fair values provided by the same pricing sources as used in the previous reporting periods. Based on management’s understanding of the methods employed, three of the four sources were excluded from the valuation process. These sources were excluded because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values, including a previous source of cash flow scenario analyses that adopted the fair value methodology of a previously excluded source. As a result, broker quotes (Level 2) were used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. Management believes that the broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
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

The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2010	2009
	Trust preferred collateralized debt obligations

Balance, January 1	$—	$1,480
Increase in unrealized holding losses	—	(814)
Other-than-temporary impairment	—	—
Transfers to Level 2	—	—
Transfers to Level 3	—	—

Balance, June 30	$—	$666

Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended June 30, 2010 or 2009.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the three months ended June 30, 2010 and June 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$1,823	$—	$1,823	$—

Other real estate owned	1,109	—	1,109	—

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$5,946	$—	$5,946	$—

Other real estate owned	756	—	756	—

Non-real estate foreclosed assets	122	—	122	—
Impaired loans — Impaired loans and leases were $7.9 million on June 30, 2010. Impaired loans and leases that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. The valuation allowance for collateral-dependent loans and leases was $1.3 million and $1.9 million at June 30, 2010 and December 31, 2009, respectively.

OREO and Non-real estate foreclosed assets — Fair value estimates of OREO and non-real estate foreclosed assets are based on independent appraisals or brokers’ opinions of the value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO and/or non-real estate foreclosed assets. A valuation allowance is maintained for declines in fair value and estimated selling costs. The inputs used to estimate the fair values are observable, and therefore, categorized as Level 2.
The aggregate fair value of financial assets and financial liabilities presented does not represent the underlying value of the Company taken as a whole. The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates. The estimated fair value approximates the carrying value for cash and cash equivalents, overnight investments and accrued interest receivable and payable. The methodologies for other financial assets and financial liabilities are discussed below:
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
The book values and estimated fair values for the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$23,857	$23,857	$18,866	$18,866
Overnight investments	30,224	30,224	1,964	1,964
Available for sale securities	345,566	345,566	381,839	381,839
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	750,462	768,589	718,943	725,967
Residential mortgage loans	163,073	166,345	171,842	175,816
Consumer and other loans	205,593	198,522	204,526	197,137
Interest rate swaps	929	929	391	391
Accrued interest receivable	4,704	4,704	4,964	4,964

Liabilities:
Deposits:
Demand deposit accounts	$290,794	$290,794	$204,281	$204,281
NOW accounts	73,501	73,501	74,558	74,558
Money market accounts	83,315	83,315	65,076	65,076
Savings accounts	366,087	366,087	367,225	367,225
Certificate of deposit accounts	360,323	363,021	387,144	390,210
Overnight and short-term borrowings	37,338	37,338	40,171	40,171
Wholesale repurchase agreements	20,000	20,295	20,000	20,432
FHLB borrowings	223,396	246,895	277,183	301,210
Subordinated deferrable interest debentures	13,403	15,302	13,403	15,440
Interest rate swaps	988	988	426	426
Accrued interest payable	1,551	1,551	2,122	2,122

(8) Contingent Liabilities
In June 2009, the Bank received a Notice of Assessment from the Massachusetts Department of Revenue (“DOR”) challenging the 2002 to 2006 state income tax due from BRI Investment Corp., a Rhode Island passive investment company. The DOR seeks to collapse the income from BRI Investment Corp. into the Bank’s income and assess state corporate excise tax on the resulting apportioned income. The passive investment company is not subject to corporate income tax in the State of Rhode Island. The Bank filed an Application for Abatement in September 2009 contesting the assessment and asserting its position. The Bank was notified in March 2010 that the application was denied and subsequently filed a petition with the Massachusetts Appellate Tax Board pursuing its position.
In June 2010, the DOR performed an audit of tax years 2007 and 2008, challenging the Bank’s position of the tax treatment of BRI Investment Corp. under the same assertion. The Bank has not yet received a Notice of Intent to Assess from the DOR, but was provided with an estimate of the tax assessment and penalties for 2007 and 2008. The total estimated tax assessment, accrued interest and penalties for all years is $650,000. Management believes it more likely than not that the Bank will prevail in its tax position, and therefore has not recorded a contingent liability for this matter.
(9) Transfers and Servicing
The Bank routinely enters into loan and lease participations with third parties. In accordance with U.S. GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s consolidated financial statements. In some cases, the Bank has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Bank typically receives just adequate compensation for its servicing responsibilities. As such, there are no servicing assets or liabilities recorded in the Company’s consolidated financial statements at June 30, 2010 or December 31, 2009.
Through its Macrolease platform, the Bank has a recourse obligation under a lease participation agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly lower. At June 30, 2010 and December 31, 2009, a liability for the recourse obligation of $98,000 was included in the Company’s consolidated financial statements.

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
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market during 2008 and 2009, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases at no more than $100.0 million. Additionally, the Bank continues to seek generation of additional income by originating equipment loans and leases for third parties as opportunities arise.
For the three months ended June 30, 2010, approximately 86% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon on the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Dollars in thousands, except per share data)

Total assets	$1,613,520	$1,586,778	$1,589,946	$1,569,084	$1,583,686
Loans and leases receivable	1,136,524	1,123,838	1,111,847	1,116,627	1,117,655
Available for sale securities	345,566	365,110	381,839	365,706	376,026
Goodwill, net	12,262	12,262	12,239	12,051	12,051
Core deposits (1)	813,697	728,969	711,140	685,104	681,834
Certificates of deposit	360,323	378,102	387,144	406,827	402,839
Borrowings	294,137	341,344	350,757	340,081	336,244
Common shareholders’ equity	129,127	123,679	120,661	121,961	119,956
Book value per common share	27.63	26.69	26.16	26.46	26.07
Tangible book value per common share	25.00	24.05	23.50	23.85	23.45
Tangible common equity ratio (2) (3)	7.30%	7.08%	6.87%	7.06%	6.86%
Core deposits to total deposits(1) (3)	69.3%	65.8%	64.8%	62.7%	62.9%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing common shareholders’ equity less goodwill by total assets less goodwill.

(3)	Non-GAAP performance measure.
Total assets increased by $23.6 million since December 31, 2009. Total loans and leases increased by $24.7 million during the first six months of 2010, with increases in commercial loans and leases of $32.0 million, or 4.4%, and consumer and other loans of $1.2 million, or 0.6%, respectively. These increases were offset by a decrease in the residential mortgage loan portfolio of $8.5 million, or 4.9%. Available for sale securities decreased $36.3 million, or 9.5%, since year-end. The Bank’s core deposits increased by $102.6 million, or 14.4%, since year-end. Within this increase, demand deposit accounts increased by $86.5 million, or 42.3%, and money market accounts increased by $18.2 million, or 28.0%. The increase in demand deposit accounts reflects a temporary inflow in late June 2010 of approximately $53.0 million attributable to the settlement of personal litigation to which the Bank was not a party. Excluding the temporary inflow, the Bank’s core deposits increased by $49.6 million, or 7.0%, and demand deposit accounts increased by $33.5 million, or 16.4%. Certificate of deposit accounts decreased by $26.8 million, or 6.9%, savings accounts decreased by $1.1 million, or 0.3%, and NOW accounts decreased by $1.1 million, or 1.4%, since year-end. Borrowings decreased by $56.6 million, or 16.1%, since December 31, 2009. Shareholders’ equity as a percentage of total assets was 8.0% and 7.6% at June 30, 2010 and December 31, 2009, respectively.
The Company’s financial position at June 30, 2010 as compared to June 30, 2009 reflects net growth of $18.9 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $52.7 million, or 7.4%. Consumer loans decreased $7.3 million, or 3.4%, from the prior year quarter-end. The residential mortgage portfolio declined $26.5 million, or 13.9%, from June 30, 2009. Available for sale securities at June 30, 2010 decreased by $30.5 million, or 8.1%, from the same period in 2009. Core deposits have increased $131.9 million, or 19.3%, since the prior year quarter-end, with growth centered in demand deposit accounts of $85.7 million, money market accounts of $54.1 million and NOW accounts of $7.7 million. Excluding the temporary inflow previously referenced, core deposits have increased $78.9 million, or 11.6%, and demand deposit accounts have increased $32.7 million, or 15.9%, since the prior year quarter-end. These increases were offset by decreases in certificate of deposit accounts (“CDs”) of $42.5 million and savings accounts of $15.6 million since June 30, 2009. Borrowings have decreased by $42.1 million from the same period in 2009.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $392.1 million, or 24.3% of total assets at June 30, 2010, compared to $400.1 million, or 25.2% of total assets at December 31, 2009, representing a decrease of $8.0 million, or 2.0%. Available for sale securities are recorded at fair value. At June 30, 2010, the fair value of available for sale securities was $345.6 million and carried a total of $8.9 million of net unrealized gains at the end of the quarter, compared to $1.7 million at December 31, 2009.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first six months of 2010, the Company purchased $71.5 million of available for sale securities compared to $138.7 million during the same period in 2009. Maturities, calls and principal repayments totaled $101.7 million for the six months ended June 30, 2010 compared to $86.3 million for the same period in 2009. Additionally, in the first six months of 2010, the Company sold $12.8 million of available for sale securities generating gains of $578,000 compared to sales of $1.9 million and gains of $61,000 for the same period in 2009.
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
To date, CDO A has experienced $69.0 million, or 24.9%, in deferrals/defaults of its underlying collateral. During the second quarter of 2010, CDO A did not experience additional deferred/defaulted collateral. Additionally, the Company continues to receive interest payments due. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. The Company has previously recorded credit related other-than-temporary impairment losses totaling $271,000.

CDO B has experienced $159.0 million, or 27.4%, in deferrals/defaults of the security’s underlying collateral to date, although no deferrals/defaults occurred during the second quarter of 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover an additional $44,000 of the security’s amortized cost. For the quarter ended June 30, 2010, the Company recorded other-than-temporary impairment charges totaling $49,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $44,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $5,000 has been recorded as a reduction of other comprehensive income. Through June 30, 2010, credit related other-than-temporary impairment losses on this security total $728,000.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases increased by $24.7 million since December 31, 2009 and stood at $1.14 billion at June 30, 2010. As a percentage of total assets, loans and leases increased to 70.4% at June 30, 2010, compared to 69.9% at December 31, 2009. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company has historically purchased. Total loans and leases as of June 30, 2010 are comprised of three broad categories: commercial loans and leases that aggregate $764.4 million, or 67.3% of the portfolio; residential mortgages that aggregate $164.8 million, or 14.5% of the portfolio; and consumer and other loans that aggregate $207.4 million, or 18.2% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $32.0 million, or 4.4%, during the six months of 2010, with the commercial real estate portfolio driving the growth.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans decreased $5.2 million, or 3.0%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2009, owner-occupied commercial real estate loans increased by $6.4 million, or 3.8%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2009, CRE loans have increased $24.0 million, or 9.3%.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of five years or less and are not dependent on residual collateral values. At June 30, 2010, $21.6 million of purchased government leases were included in the commercial loan and lease portfolio representing an increase of $8.7 million, or 67.1%, since year-end.

With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $38.6 million and $43.1 million were included in the commercial and industrial portfolio at June 30, 2010 and December 31, 2009, respectively. Since December 31, 2009, total Macrolease-generated equipment loans and leases decreased $9.9 million, or 10.0%, to $89.4 million.
At June 30, 2010, small business loans (business lending relationships of approximately $500,000 or less) were $59.8 million compared to $56.1 million at December 31, 2009. At June 30, 2010 and December 31, 2009, small business loans represented 7.8% and 7.7% of the commercial loan and lease portfolio, respectively. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.
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
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. From time to time, the Bank purchases high credit quality residential mortgage loans from third party originators to utilize available cash flow and originates mortgage loans for its own portfolio on a limited basis. The Bank did not purchase any mortgage loans during the second quarter of 2010 or 2009. At June 30, 2010 residential mortgage loans decreased $8.5 million, or 4.9%, to $164.8 million from year-end. During this period, the Bank originated $1.8 million of mortgages for the portfolio. Comparatively, during the first six months of 2009, the Bank originated $2.7 million of mortgages for the portfolio.
Consumer loans — The consumer loan portfolio increased $1.2 million, or 0.6%, during the first six months of 2010 as advances of $17.5 million exceeded repayments of $16.2 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	June 30,	December 31,
	2010	2009
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$185,437	$170,148
Commercial real estate — owner occupied	174,267	167,853
Commercial and industrial	173,588	178,808
Multi-family	67,588	66,350
Small business	59,833	56,148
Construction	30,925	23,405
Leases and other (a)	77,688	75,057

Subtotal	769,326	737,769
Unearned lease income	(6,777)	(7,693)
Net deferred loan origination costs	1,825	2,321

Total commercial loans and leases	764,374	732,397

Residential mortgage loans:
One- to four-family adjustable rate	110,344	115,855
One- to four-family fixed rate	53,730	56,724

Subtotal	164,074	172,579
Premium on loans acquired	689	738
Net deferred loan origination fees	(13)	(23)

Total residential mortgage loans	164,750	173,294

Consumer loans:
Home equity — term loans	119,813	119,909
Home equity — lines of credit	85,142	83,771
Unsecured and other	1,431	1,410

Subtotal	206,386	205,090
Net deferred loan origination costs	1,014	1,066

Total consumer loans	207,400	206,156

Total loans and leases receivable	$1,136,524	$1,111,847

(a)	There were no leases held for sale at June 30, 2010 or December 31, 2009.
Deposits
Total deposits increased by $75.7 million, or 6.9%, during the first six months of 2010, from $1.10 billion, or 69.1% of total assets at December 31, 2009 to $1.17 billion, or 72.8% of total assets at June 30, 2010.
The following table sets forth certain information regarding deposits:

	June 30, 2010			December 31, 2009
		Percent	Weighted		Percent	Weighted
		Of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$73,501	6.2%	0.07%	$74,558	6.8%	0.09%
Money market accounts	83,315	7.1%	0.83%	65,076	5.9%	1.10%
Savings accounts	366,087	31.2%	0.52%	367,225	33.4%	0.64%
Certificate of deposit accounts	360,323	30.7%	1.57%	387,144	35.3%	1.80%

Total interest bearing deposits	883,226	75.2%	0.94%	894,003	81.4%	1.13%
Noninterest bearing accounts	290,794	24.8%	0.00%	204,281	18.6%	0.00%

Total deposits	$1,174,020	100.0%	0.70%	$1,098,284	100.0%	0.92%

During the first six months of 2010, competition for deposits remained strong in the Company’s market areas. Demand deposit accounts grew $86.5 million over the past six months. This growth reflects a temporary inflow received in late June 2010 of approximately $53.0 million attributable to the settlement of personal injury litigation to which the Bank was not a party. Excluding the temporary inflow, demand deposit accounts grew $33.5 million in the past six months. Money market accounts grew $18.2 million when compared to year-end. These increases offset the decline in CDs of $26.8 million, NOW accounts of $1.1 million and savings accounts of $1.1 million. At June 30, 2010, brokered CDs were $27.1 million, or 2.3% of total deposits, compared to $33.5 million, or 3.0% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
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
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $36.9 million and $37.0 million at June 30, 2010 and December 31, 2009, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $2.8 million during the first six months of 2010 from the December 31, 2009 level of $40.2 million. FHLB borrowings decreased by $53.8 million from the December 31, 2009 amount of $277.2 million. Wholesale repurchase agreements remained constant from the December 31, 2009 balance of $20.0 million.
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
Nonperforming assets — At June 30, 2010, the Company had nonperforming assets of $16.8 million, representing 1.04% of total assets compared to nonperforming assets of $20.0 million, or 1.26% of total assets at December 31, 2009.

The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In thousands)
Loans and leases accounted for on a nonaccrual basis	$12,450	$16,830
Loans and leases past due 90 days or more, but still accruing	941	826
Restructured loans and leases on a nonaccrual basis	1,420	659

Total nonperforming loans and leases	14,811	18,315
Other real estate owned	1,948	1,700

Total nonperforming assets	$16,759	$20,015

Delinquent loans and leases 60-89 days past due	$2,343	$2,028
Restructured loans and leases not included in nonperforming assets	$445	$445
Nonperforming loans and leases as a percent of total loans and leases	1.30%	1.65%
Nonperforming assets as a percent of total assets	1.04%	1.26%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.21%	0.19%
Included in nonaccrual loans and leases at June 30, 2010 were $7.9 million of impaired loans and leases with specific impairment reserves against these loans and leases of $1.3 million. At December 31, 2009, there were $12.4 million of impaired loans and leases with specific impairment reserves of $1.9 million.
The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming loans and leases:
Commercial real estate	$5,131	$6,909
Commercial and industrial	1,155	2,919
Multifamily	—	205
Small business	986	1,147
Construction	469	469
Leases	2,252	1,878
Residential	3,737	4,124
Consumer	1,081	664

Total nonperforming loans and leases	$14,811	$18,315

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
Higher-Risk Loans — Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value ratio loans, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations. As of June 30, 2010 and December 31, 2009, the Company had $110.9 million and $113.6 million, respectively, of junior lien home equity loans and lines of credit. The allowance for loan and lease losses attributable to these loans at June 30, 2010 and December 31, 2009 was $1.0 million. The Company does not hold other types of higher-risk loans.

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
At June 30, 2010, the Company had $20.7 million of assets that were classified as substandard. This compares to $22.1 million of assets that were classified as substandard at December 31, 2009. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At June 30, 2010, included in the assets that were classified as substandard were $5.9 million of performing loans. This compares to $3.7 million of adversely classified performing loans as of December 31, 2009. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first six months of 2010, the Company made additions to the allowance for loan and lease losses of $3.2 million and experienced net charge-offs of $2.3 million compared to additions to the allowance for loan and lease losses of $4.2 million and net charge-offs of $2.0 million for the first six months of 2009. The net charge-offs were primarily within the residential mortgage and commercial loan and lease portfolios. At June 30, 2010, the allowance for loan and lease losses stood at $17.4 million and represented 117.45% of nonperforming loans and leases and 1.53% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $16.5 million, representing 90.29% of nonperforming loans and 1.49% of total loans and leases outstanding at December 31, 2009.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(In thousands)

Balance at beginning of period	$16,536	$14,664
Loans and leases charged-off:
Commercial real estate loans	(627)	(1)
Commercial and industrial loans	—	(356)
Small business loans	(415)	(694)
Leases	(526)	(4)
Residential mortgage loans	(837)	(930)
Consumer and other loans	(116)	(26)

Total loans charged-off	(2,521)	(2,011)

Recoveries of loans and leases previously charged-off:
Commercial real estate loans	179	—
Commercial and industrial loans	15	9
Small business loans	19	8
Leases	6	4
Residential mortgage loans	—	2
Consumer and other loans	12	19

Total recoveries of loans previously charged-off	231	42

Net charge-offs	(2,290)	(1,969)
Provision for loan and lease losses charged against income	3,150	4,210

Balance at end of period	$17,396	$16,905

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In thousands)

Loan category
Commercial loans and leases	$12,591	$12,409
Residential mortgage loans	1,519	1,340
Consumer and other loans	1,635	1,504
Unallocated	1,651	1,283

Total	$17,396	$16,536

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.7 million at June 30, 2010 compared to $1.3 million at December 31, 2009. Management believes that the allowance for loan and lease losses as of June 30, 2010 is appropriate.

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
Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Dollars in thousands, except per share data)
Income statement data:
Net interest income	$13,626	$13,088	$13,001	$12,666	$11,573
Noninterest income	2,285	2,315	2,353	2,241	2,214
Noninterest expense	10,430	10,488	9,949	9,812	10,145
Net income	2,681	2,219	1,133	2,203	740
Net income applicable to common shares	2,681	2,219	1,133	779	303

Per share data:
Diluted earnings per share	$0.57	$0.48	$0.24	$0.17	$0.07
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.67%	3.52%	3.42%	3.38%	3.10%
Return on assets (2) (5)	0.68%	0.57%	0.28%	0.56%	0.19%
Return on equity (3) (5)	8.54%	7.32%	3.67%	2.56%	1.00%
Efficiency ratio (4) (5)	65.55%	68.09%	64.80%	65.82%	73.58%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2010 second quarter net income of $2.7 million increased by $462,000, or 20.8%, from the prior quarter (three months ended March 31, 2010). Net income was up $1.9 million, or 262.3%, on a comparative quarter basis (as compared to the three months ended June 30, 2009). Diluted earnings per common share (“EPS”) were up 18.8% on a linked-quarter basis (as compared to the three months ended March 31, 2010) and increased 714.3% as compared to the same quarter a year ago.
The second quarter 2010 net interest income increased by $538,000, or 4.1%, as compared to the first quarter of 2010. The increase in the net interest margin of 15 basis points (“bps”), to 3.67%, was due to the lower cost of liabilities of 7 bps and the increase in yield on interest-earning assets of 6 bps. The increases in net interest income and yield on interest-earning assets as compared to the first quarter of 2010 reflect the recognition of approximately $130,000 in interest income collected on a nonperforming loan.

Compared to the second quarter of 2009, net interest income increased by $2.1 million. The decrease in cost of funds of 74 bps exceeded the decrease in the yield on interest-earning assets of 3 bps.
The provision for loan and lease losses of $1.6 million for the three months ended June 30, 2010 decreased by $50,000 on a linked-quarter basis. In comparison to the second quarter of 2009, the provision for loan and lease losses decreased by $1.1 million.
Noninterest income for the second quarter of 2010 decreased on a linked-quarter basis by $30,000. Gains on the sale of available for sale securities decreased by $372,000, commissions on nondeposit investment products decreased by $89,000, loan related fees decreased by $56,000 and other miscellaneous income decreased by $97,000. These decreases were offset by a decrease in impairment charges on other-than-temporarily impaired available for sale securities of $527,000 on a linked-quarter basis. Additionally, service charges on deposit accounts increased by $84,000 during the second quarter of 2010.
In comparison to the 2009 second quarter, noninterest income was up $71,000. The Company recognized a gain on the sale of available for sale securities of $103,000 during the second quarter of 2010, while there were no sales during the same period of 2009. Commissions on nondeposit investment products increased $37,000 and other miscellaneous income increased $89,000. These increases were offset by decreased loan related fees of $96,000 and credit losses of other-than-temporarily impaired securities of $44,000.
Noninterest expenses decreased on a linked-quarter basis by $58,000, with a decrease in costs of salaries and employee benefits of $97,000, professional services of $95,000 and occupancy of $32,000. Increases in marketing costs of $125,000 and other expenses of $45,000 partially offset the decreases.
Second quarter 2010 noninterest expenses increased $285,000, compared to the second quarter of 2009. Salaries and employee benefits costs increased $820,000, loan workout and other real estate owned expense increased $188,000, marketing costs increased $51,000 and other expenses increased $60,000, compared to the second quarter a year ago. Within the net increase in noninterest expenses were decreases in costs of FDIC insurance of $701,000 and professional services of $109,000.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the second quarter of 2010, the return on assets, return on equity and efficiency ratio metrics all improved on a linked-quarter basis and compared to the same quarter of the prior year. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended June 30, 2010 and 2009
General
Net income for the three months ended June 30, 2010 increased $1.9 million, or 262.3%, to $2.7 million, or $0.57 per diluted common share from $740,000, or $0.07 per diluted common share for the same period of 2009.
Net Interest Income
Net interest income for the quarter ended June 30, 2010 was up $2.1 million, or 17.7%, from the $11.6 million earned in the second quarter of 2009. Net interest margin for the second quarter of 2010 of 3.67% increased 57 bps from the net interest margin for the 2009 period of 3.10%. Average earning assets were down $2.9 million, or 0.2%, and average interest-bearing liabilities were up $4.7 million, or 0.4%, from the comparable period a year earlier.

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

	For the three months ended June 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$2,009	$—	0.09%	$3,149	$—	0.08%
Available for sale securities	346,907	3,531	4.08%	370,685	3,896	4.22%
Stock in the FHLB	16,274	—	0.00%	15,671	—	0.00%
Loans and leases receivable:
Commercial loans and leases	757,664	10,943	5.79%	694,723	10,041	5.79%
Residential mortgage loans	167,289	1,939	4.64%	198,144	2,460	4.97%
Consumer and other loans	204,235	2,223	4.36%	214,928	2,395	4.47%

Total earning assets	1,494,378	18,636	5.00%	1,497,300	18,792	5.03%

Cash and due from banks	18,798			12,335
Allowance for loan and lease losses	(17,034)			(15,788)
Premises and equipment	12,244			12,425
Goodwill, net	12,262			12,051
Accrued interest receivable	4,252			4,213
Bank-owned life insurance	30,435			29,158
Prepaid expenses and other assets	16,898			9,285

Total assets	$1,572,233			$1,560,979

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$69,378	$12	0.07%	$67,072	$14	0.08%
Money market accounts	81,271	165	0.81%	16,228	51	1.26%
Savings accounts	373,225	506	0.54%	385,887	930	0.97%
Certificate of deposit accounts	374,935	1,481	1.58%	424,699	3,229	3.05%
Overnight and short-term borrowings	37,011	19	0.20%	45,065	22	0.19%
Wholesale repurchase agreements	20,000	143	2.82%	10,000	134	5.32%
FHLB borrowings	247,720	2,518	4.02%	249,852	2,649	4.20%
Subordinated deferrable interest debentures	13,403	166	4.93%	13,403	190	5.67%

Total interest-bearing liabilities	1,216,943	5,010	1.65%	1,212,206	7,219	2.39%

Noninterest-bearing deposits	219,136			185,196
Other liabilities	10,168			13,565

Total liabilities	1,446,247			1,410,967

Shareholders’ equity:	125,986			150,012

Total liabilities and shareholders’ equity	$1,572,233			$1,560,979

Net interest income		$13,626			$11,573

Net interest rate spread			3.35%			2.64%

Net interest rate margin			3.67%			3.10%

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

	Three Months Ended June 30,
	2010 vs. 2009
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Available for sale securities	$(207)	$(158)	$(365)
Commercial loans and leases	45	857	902
Residential mortgage loans	(163)	(358)	(521)
Consumer and other loans	9	(181)	(172)

Total interest income	(316)	160	(156)

Interest expense:
NOW accounts	(2)	—	(2)
Money market accounts	(24)	138	114
Savings accounts	(395)	(29)	(424)
Certificate of deposit accounts	(1,358)	(390)	(1,748)
Overnight and short-term borrowings	1	(4)	(3)
Wholesales repurchase agreements	(82)	91	9
FHLB borrowings	(109)	(22)	(131)
Subordinated deferrable interest debentures	(24)	—	(24)

Total interest expense	(1,993)	(216)	(2,209)

Net interest income	$1,677	$376	$2,053

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $3.5 million for the quarter ended June 30, 2010, compared to $3.9 million for the 2009 period. The decrease in total investment income was $365,000, or 9.4%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases - Interest from loans and leases was $15.1 million for the quarter ended June 30, 2010 and represented a yield on total loans and leases of 5.36%. This compares to $14.9 million of interest and a yield of 5.39% for the second quarter of 2009. Interest income on loans and leases increased $209,000, or 1.4%, with the decrease in yield on loans and leases of 3 bps offset by the increase in the average balance of loans and leases of $21.4 million, or 1.9%.
The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2009 as follows: commercial loans and leases increased $62.9 million, or 9.1%; consumer and other loans decreased $10.7 million, or 5.0%; and residential mortgage loans decreased $30.9 million, or 15.6%. Changes in the average yields from the second quarter of 2009 were as follows: commercial loans and leases remained constant at 5.79%; consumer and other loans decreased 11 bps to 4.36%; and residential mortgage loans decreased 33 bps to 4.64%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $2.2 million, or 30.6%, to $5.0 million for the three months ended June 30, 2010, down from $7.2 million for the same period during 2009. The overall average cost for interest-bearing liabilities decreased 74 bps to 1.65% for the second quarter of 2010, compared to 2.39% for the second quarter of 2009. The average balance of total interest-bearing liabilities increased $4.7 million, or 0.4%, to $1.22 billion for the three months ended June 30, 2010 compared to the same period in 2009.

The growth in deposit average balances was centered primarily in money market accounts up $65.0 million, or 400.8%, (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline) and NOW accounts up $2.3 million, or 3.4%. The increase was offset by a decrease in CDs of $49.8 million, or 11.7%, and savings accounts of $12.7 million, or 3.3%.
Average borrowings decreased as compared to the second quarter of 2009, with a decrease in short-term borrowings of $8.1 million, or 17.9%, and FHLB funding of $2.1 million, or 0.9%, offset with an increase in wholesale repurchase agreements of $10.0 million, or 100.0%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, lower Federal Funds rates, reduced FHLB borrowing levels, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates have decreased the cost of interest-bearing liabilities in the second quarter of 2010 compared to the same period in 2009.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.6 million for the quarter ended June 30, 2010, compared to $2.6 million for the second quarter of 2009. This represents a decrease of $1.1 million, or 40.4%.
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
Noninterest Income
Total noninterest income increased $71,000, or 3.2%, to $2.3 million for the second quarter of 2010, from $2.2 million for the second quarter of 2009. During the quarter, a gain on sale of available for sale securities of $103,000 was recognized, while there were no sales during the same period of 2009. Commissions on nondeposit investment products increased by $37,000, or 33.3%, and other miscellaneous income increased by $89,000, or 48.4%. Loan related fees decreased by $96,000, or 41.9%, compared to the second quarter of 2009. In addition, the Company recognized a credit loss on an other-than-temporarily impaired available for sale security of $44,000 for the quarter ended June 30, 2010. There were no credit losses recognized for the same period of 2009.
Noninterest Expense
Noninterest expense for the second quarter of 2010 increased $285,000, or 2.8%, to $10.4 million from $10.1 million in 2009.
Salaries and employee benefits increased $820,000, or 16.6%, compared to the second quarter of 2009. The increase in salaries and employee benefits was due to several factors, including the expansion of the workforce and a reduction in deferred salaries and benefits costs caused by declines in the volume of Macrolease-generated loans and leases. In addition, an adjustment in the forfeiture rate of share-based compensation reduced the expense in the second quarter of 2009, while there was no adjustment in the second quarter of 2010.

Loan workout and other real estate owned expenses increased $188,000, or 126.2%, marketing costs increased $51,000, or 15.4%, and other expenses increased $60,000, or 6.1%. The increases in noninterest expense were partially offset by decreases in FDIC insurance expense of $701,000, or 59.6%, resulting from a special assessment imposed on financial institutions in the second quarter of 2009, and professional services costs of $109,000, or 16.9%.
Overall, the improvement in the Company’s net interest margin exceeded the increases in noninterest expense during the second quarter of 2010, decreasing the efficiency ratio to 65.55% compared to 73.58% for the same period a year ago.
Income Tax Expense
Income tax expense of $1.3 million was recorded for the three months ended June 30, 2010, compared to $302,000 for the same period during 2009. This represented total effective tax rates of 31.8% and 29.0%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
As discussed in Note 7 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue (“DOR”) has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase if it does not.
Results of Operations — Comparison of the Six Months Ended June 30, 2010 and 2009
General
Net income for the first six months of 2010 increased $2.7 million, or 122.4%, to $4.9 million, or $1.05 per diluted common share from $2.2 million, or $0.29 per diluted common share for the first six months of 2009.
Net Interest Income
For the six months ended June 30, 2010, net interest income was $26.7 million, compared to $22.7 million for the 2009 period. The net interest margin for the first six months of 2010 was 3.59%, up from the net interest margin for the 2009 period of 3.09%. The increase in net interest income of $4.1 million, or 17.9%, was attributable to a lower cost of funds on interest-bearing liabilities of 77 bps. Average earning assets were $24.2 million, or 1.6% higher, and average interest-bearing liabilities were $24.0 million, or 2.0% higher, than the comparable period a year earlier.

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

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$2,150	$5	0.50%	$1,984	$9	0.96%
Available for sale securities	359,640	7,310	4.10%	356,714	7,750	4.38%
Stock in the FHLB	16,274	—	0.00%	15,671	—	0.00%
Loans receivable:
Commercial loans and leases	744,825	21,254	5.74%	683,843	19,747	5.81%
Residential mortgage loans	169,834	3,968	4.67%	202,949	5,120	5.05%
Consumer and other loans	204,039	4,451	4.40%	211,361	4,726	4.51%

Total earning assets	1,496,762	36,988	4.97%	1,472,522	37,352	5.10%

Cash and due from banks	16,139			20,288
Allowance for loan and lease losses	(17,129)			(15,224)
Premises and equipment	12,301			12,490
Goodwill, net	12,221			12,058
Accrued interest receivable	4,312			4,251
Bank-owned life insurance	30,277			29,011
Prepaid expenses and other assets	16,232			9,109

Total assets	$1,571,115			$1,544,505

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$69,025	$27	0.08%	$64,176	$32	0.10%
Money market accounts	76,356	314	0.83%	10,450	52	1.01%
Savings accounts	371,497	1,037	0.56%	386,046	2,013	1.05%
Certificate of deposit accounts	380,237	3,064	1.62%	421,680	6,621	3.17%
Overnight and short-term borrowings	38,080	37	0.20%	48,635	48	0.20%
Wholesale repurchase agreements	19,116	282	2.93%	10,000	267	5.39%
FHLB borrowings	259,665	5,183	3.97%	248,769	5,275	4.22%
Subordinated deferrable interest debentures	13,403	330	4.95%	13,403	389	5.83%

Total interest-bearing liabilities	1,227,379	10,274	1.69%	1,203,159	14,697	2.46%

Noninterest-bearing deposits	209,489			178,360
Other liabilities	9,652			13,153

Total liabilities	1,446,520			1,394,672

Shareholders’ Equity:	124,595			149,833

Total liabilities and shareholders’ equity	$1,571,115			$1,544,505

Net interest income		$26,714			$22,655

Net interest rate spread			3.28%			2.64%

Net interest rate margin			3.59%			3.09%

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

	Six Months Ended June 30,
	2010 vs. 2009
	Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(5)	$1	$(4)
Available for sale securities	(583)	143	(440)
Commercial loans and leases	(192)	1,699	1,507
Residential mortgage loans	(374)	(778)	(1,152)
Consumer and other loans	15	(290)	(275)

Total interest income	(1,139)	775	(364)

Interest expense:
NOW accounts	(7)	2	(5)
Money market accounts	(11)	273	262
Savings accounts	(903)	(73)	(976)
Certificate of deposit accounts	(2,880)	(677)	(3,557)
Overnight and short-term borrowings	(1)	(10)	(11)
Wholesale repurchase agreements	(154)	169	15
FHLB borrowings	(313)	221	(92)
Subordinated deferrable interest debentures	(59)	—	(59)

Total interest expense	(4,328)	(95)	(4,423)

Net interest income	$3,189	$870	$4,059

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $7.3 million for the six months ended June 30, 2010, compared to $7.8 million for the 2009 period. The decrease in total investment income was $444,000, or 5.7%.
Interest Income — Loans and Leases - Interest from loans and leases was $29.7 million for the six months ended June 30, 2010, and represented a yield on total loans and leases of 5.34%. This compares to $29.6 million of interest, and a yield of 5.42%, for the same period a year ago. Interest income increased $80,000, or 0.3%, with the decrease in yield on loans and leases of 8 bps partially offset by the increase in the average balance of loans and leases of $20.5 million, or 1.9%.
The average balance of the components of the loan and lease portfolio for the six months ended June 30, 2010 changed compared to the same period in 2009 as follows: commercial loans and leases increased $61.0 million, or 8.9%; consumer and other loans decreased $7.3 million, or 3.5%; and residential mortgage loans decreased $33.1 million, or 16.3%. Changes in the average yields for the six months ended June 30, 2010 compared to the same period in 2009 were as follows: commercial loans and leases decreased 7 bps to 5.74%; consumer and other loans decreased 11 bps to 4.40%; and residential mortgage loans decreased 38 bps to 4.67%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $4.4 million, or 30.1%, to $10.3 million for the six months ended June 30, 2010, down from $14.7 million for the same period during 2009. The overall average cost for interest-bearing liabilities decreased 77 bps to 1.69% for the first six months of 2010, compared to 2.46% for the first six months of 2009. The average balance of total interest-bearing liabilities increased $24.2 million, or 2.0%, to $1.23 billion for the first six months of 2010 compared to the same period in 2009.

The growth in deposit average balances was centered primarily in money market accounts up $65.9 million, or 630.7%, (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline) and NOW accounts up $4.8 million, or 7.6%. The increase was offset by a decrease in CDs of $41.4 million, or 9.8%, and savings accounts of $14.5 million, or 3.8%.
Average borrowings increased as compared to the second quarter of 2009, with an increase in FHLB funding of $10.9 million, or 4.4%, and wholesale repurchase agreements of $9.1 million, or 91.2%, offset with a decrease in short-term borrowings of $10.6 million, or 21.7%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, lower Federal Funds rates, reduced FHLB borrowing levels, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates have decreased the cost of interest-bearing liabilities for the six months ended June 30, 2010 compared to the same period in 2009.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the six months ended June 30, 2010, the provision for loan and lease losses was $3.2 million, down $1.1 million, or 25.2%, from the $4.2 million recorded during the same period in 2009.
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
Noninterest Income
Total noninterest income increased $29,000, or 0.6%, to $4.6 million for the first six months of 2010 from $4.6 million for the same period in 2009. Gains on the sale of available for sale securities increased by $517,000, or 847.5%, commissions on nondeposit investment products increased $118,000, or 44.2%, and other miscellaneous income increased $246,000, or 62.0%, during the second quarter of 2010. These increases were offset by credit losses on other-than-temporarily impaired securities of $615,000 and decreased loan related fees of $306,000, or 48.7%. The Company did not recognize credit losses on other-than-temporarily impaired securities during the first six months of 2009.
Noninterest Expense
Noninterest expense for the six months of 2010 increased $1.2 million, or 5.8%, to $20.9 million from $19.8 million in 2009.
Salaries and employee benefits costs increased $1.5 million, or 15.0%, compared to the first six months of 2009. The increase in salaries and benefits costs is attributable to several factors, including higher incentive costs driven by improved financial performance, expansion of the workforce and a reduction in deferred salaries and benefits caused by the declines in the volume of Macrolease-generated loans and leases for the first six months of 2010. In addition, as a result of the separation of the Chief Business Officer from the Bank in 2009, adjustments reducing retirement and share-based payment costs were recorded for the first six months of 2009.
Loan workout and other real estate owned expenses increased $396,000, or 143.0%, and equipment costs, data processing costs and other expenses increased $137,000, or 3.7%. The increases in noninterest expense were partially offset by decreases in FDIC insurance expense of $613,000, or 39.2%, resulting from a special assessment imposed on financial institutions in the second quarter of 2009, professional services costs of $175,000, or 13.0%, and occupancy costs of $98,000, or 5.5%.

Overall, the increase in noninterest expense for the first six months of 2010 was exceeded by the growth in net interest income, improving the Company’s efficiency ratio. The efficiency ratio for the first six months of the year declined from 72.61% in 2009 to 66.80% in 2010.
Income Tax Expense
Income tax expense of $2.3 million was recorded for the six months ended June 30, 2010, compared to $1.0 million for the same period during 2009. This represented total effective tax rates of 32.4% and 32.2%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
As discussed in Note 7 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue (“DOR”) has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase if it does not.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2010, overnight investments and available for sale securities amounted to $375.8 million, or 23.3% of total assets. This compares to $383.8 million, or 24.1% of total assets at December 31, 2009. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.
Capital Resources
Total shareholders’ equity of the Company was $129.1 million at June 30, 2010 compared to $120.7 million at December 31, 2009. Net income of $4.9 million, increased net unrealized holding gains on available for sale securities of $4.2 million, declines in the non-credit component of other-than-temporary impairment of $431,000, net stock option activity (stock option exercises, share repurchases and share-based compensation) of $302,000 and Macrolease contingent share payments of $211,000 were offset by common stock dividends of $1.6 million.

In connection with the Macrolease acquisition, the Company has issued 33,268 shares of common stock based upon Macrolease achieving certain performance targets. These shares were issued based on a performance period from the date of acquisition on April 29, 2005 through December 31, 2009. As of April 30, 2010, the performance period through which contingent shares were available has ended. No further shares of common stock were earned in 2010 and, therefore, no further shares will be issued.
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
As of June 30, 2010, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At June 30, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$124,106	7.91%	$62,780	4.00%	$78,475	5.00%
Tier I capital (to risk weighted assets)	124,106	10.95%	45,334	4.00%	68,002	6.00%
Total capital (to risk weighted assets)	138,309	12.20%	90,669	8.00%	113,336	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$122,324	7.80%	$62,758	4.00%	$78,448	5.00%
Tier I capital (to risk weighted assets)	122,324	10.80%	45,307	4.00%	67,960	6.00%
Total capital (to risk weighted assets)	136,527	12.05%	90,614	8.00%	113,267	10.00%

At December 31, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$120,297	7.65%	$62,941	4.00%	$78,676	5.00%
Tier I capital (to risk weighted assets)	120,297	10.71%	44,913	4.00%	67,369	6.00%
Total capital (to risk weighted assets)	134,364	11.97%	89,825	8.00%	112,281	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,412	7.54%	$62,855	4.00%	$78,569	5.00%
Tier I capital (to risk weighted assets)	118,412	10.55%	44,882	4.00%	67,323	6.00%
Total capital (to risk weighted assets)	132,479	11.81%	89,764	8.00%	112,205	10.00%
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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at June 30, 2010, interest rate shocks down were not performed. As of June 30, 2010, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12- month period beginning July 1, 2010:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)

Initial Twelve Month Period:

Up 300 bps	$399	0.75%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2010, the Company’s one year cumulative gap was a positive $128.6 million, or 8.0% of total assets.
For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 52 through 53 of the Company’s 2009 Annual Report on Form 10-K.

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

Bancorp Rhode Island, Inc.
August 4, 2010	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and Chief Executive Officer

August 4, 2010	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer and Treasurer