Form 10-Q
period 2010-09-30
BANCORP RHODE ISLAND INC
filed 2010-11-04
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of November 1, 2010:

Common Stock - Par Value $0.01	4,674,092 shares
(class)	(outstanding)

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS:
Cash and due from banks	$15,828	$18,866
Overnight investments	451	1,964

Total cash and cash equivalents	16,279	20,830
Available for sale securities (amortized cost of $334,074 and $380,108, respectively)	342,080	381,839
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	771,754	732,397
Residential mortgage loans	161,106	173,294
Consumer and other loans	202,367	206,156

Total loans and leases receivable	1,135,227	1,111,847
Allowance for loan and lease losses	(18,212)	(16,536)

Net loans and leases receivable	1,117,015	1,095,311
Premises and equipment, net	12,072	12,378
Goodwill, net	12,262	12,239
Accrued interest receivable	4,648	4,964
Investment in bank-owned life insurance	30,964	30,010
Prepaid expenses and other assets	21,729	16,101

Total assets	$1,573,323	$1,589,946

LIABILITIES:
Deposits:
Demand deposit accounts	$242,628	$204,281
NOW accounts	66,166	74,558
Money market accounts	82,151	65,076
Savings accounts	364,160	367,225
Certificate of deposit accounts	360,578	387,144

Total deposits	1,115,683	1,098,284
Overnight and short-term borrowings	36,028	40,171
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	232,024	277,183
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	25,416	20,244

Total liabilities	1,442,554	1,469,285

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: 5,047,942 and 4,969,444 shares, respectively	50	50
Additional paid-in capital	73,697	72,783
Treasury stock, at cost: 373,850 and 364,750 shares, respectively	(12,527)	(12,309)
Retained earnings	64,345	59,012
Accumulated other comprehensive income, net	5,204	1,125

Total shareholders’ equity	130,769	120,661

Total liabilities and shareholders’ equity	$1,573,323	$1,589,946

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$1	$1	$6	$10
Mortgage-backed securities	2,764	3,336	9,034	10,099
Investment securities	462	540	1,502	1,527
Loans and leases	14,927	15,123	44,600	44,716

Total interest and dividend income	18,154	19,000	55,142	56,352

Interest expense:
Deposits	1,910	3,308	6,352	12,026
Overnight and short-term borrowings	16	19	53	67
Wholesale repurchase agreements	139	141	421	408
Federal Home Loan Bank of Boston borrowings	2,438	2,691	7,621	7,966
Subordinated deferrable interest debentures	173	175	503	564

Total interest expense	4,676	6,334	14,950	21,031

Net interest income	13,478	12,666	40,192	35,321
Provision for loan and lease losses	1,275	1,900	4,425	6,110

Net interest income after provision for loan and lease losses	12,203	10,766	35,767	29,211

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	5	(696)	54	(696)
Non-credit component of other-than-temporary losses recognized in other comprehensive income	(422)	626	(1,086)	626

Credit component of other-than-temporary impairment losses on available for sale securities	(417)	(70)	(1,032)	(70)

Service charges on deposit accounts	1,337	1,396	3,949	3,973
Gain on sale of available for sale securities	465	—	1,043	61
Income from bank-owned life insurance	320	313	953	906
Loan related fees	162	75	484	703
Commissions on nondeposit investment products	144	322	529	589
Net gains on lease sales and commissions on loans originated for others	44	13	86	61
Other income	234	192	877	589

Total noninterest income	2,289	2,241	6,889	6,812

Noninterest expense:
Salaries and employee benefits	5,829	5,224	17,418	15,303
Occupancy	827	864	2,517	2,652
Data processing	667	659	1,975	1,949
Professional services	549	609	1,718	1,953
FDIC insurance	475	502	1,425	2,065
Marketing	333	327	974	974
Equipment	266	226	776	709
Loan workout and other real estate owned	196	219	869	496
Loan servicing	133	174	480	522
Other expenses	1,075	1,008	3,116	2,957

Total noninterest expense	10,350	9,812	31,268	29,580

Income before income taxes	4,142	3,195	11,388	6,443
Income tax expense	1,334	992	3,680	2,037

Net income	2,808	2,203	7,708	4,406

Preferred stock dividends	—	(142)	—	(892)
Prepayment charges and accretion of preferred stock discount	—	(1,282)	—	(1,405)

Net income applicable to common shares	$2,808	$779	$7,708	$2,109

Per share data:
Basic earnings per common share	$0.60	$0.17	$1.65	$0.46
Diluted earnings per common share	$0.60	$0.17	$1.65	$0.46
Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51
Weighted average common shares outstanding — basic	4,674	4,606	4,653	4,599
Weighted average common shares outstanding — diluted	4,703	4,634	4,682	4,620
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						Other
			Additional			Compre-
	Preferred	Common	Paid-in	Treasury	Retained	hensive
Nine months ended September 30,	Stock	Stock	Capital	Stock	Earnings	Income (Loss)	Total
	(In thousands, except per share data)
2009
Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$58,763	$415	$149,090
Cumulative effect of a change in accounting principle, net of taxes of ($77)	—	—	—	—	137	(137)	—
Net income	—	—	—	—	4,406	—	4,406
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($1,682)	—	—	—	—	—	3,124	3,124
Reclassification adjustment for net gains included in net income, net of taxes of $21	—	—	—	—	—	(40)	(40)
Non-credit portion OTTI, net of taxes of $220	—	—	—	—	—	(406)	(406)

Total comprehensive income	—	—	—	—	—	—	7,084
Exercise of stock options	—	1	438	—	—	—	439
Macrolease acquisition	—	—	78	—	—	—	78
Repurchase of warrant	—	—	(1,400)	—	—	—	(1,400)
Redemption of preferred stock	(30,000)	—	—	—	—	—	(30,000)
Treasury stock acquisitions	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	80	—	—	—	80
Tax benefit from exercise of stock options	—	—	81	—	—	—	81
Preferred stock discount accretion	123	—	—	—	(123)	—	—
Prepayment charge on preferred stock discount	1,282	—	—	—	(1,282)	—	—
Dividends on preferred stock ($29.73 per preferred share)	—	—	—	—	(892)	—	(892)
Dividends on common stock ($0.51 per common share)	—	—	—	—	(2,345)	—	(2,345)

Balance at September 30, 2009	$—	$50	$72,600	$(12,309)	$58,664	$2,956	$121,961

2010
Balance at December 31, 2009	$—	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661
Net income	—	—	—	—	7,708	—	7,708
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($2,181)	—	—	—	—	—	4,051	4,051

Reclassification adjustment for net gains included in net income, net of taxes of $365	—	—	—	—	—	(678)	(678)
Non-credit portion OTTI, net of taxes of ($380)	—	—	—	—	—	706	706

Total comprehensive income	—	—	—	—	—	—	11,787
Exercise of stock options	—	—	297	—	—	—	297
Macrolease acquisition	—	—	211	—	—	—	211
Share repurchases	—	—	—	(218)	—	—	(218)
Share-based compensation	—	—	410	—	—	—	410
Tax benefit from exercise of stock options	—	—	(4)	—	—	—	(4)
Dividends on common stock ($0.51 per common share)	—	—	—	—	(2,375)	—	(2,375)

Balance at September 30, 2010	$—	$50	$73,697	$(12,527)	$64,345	$5,204	$130,769

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$7,708	$4,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(1,128)	(4,563)
Provision for loan and lease losses	4,425	6,110
Income from bank-owned life insurance	(953)	(906)
Share-based compensation expense	410	80
Net gains on lease sales	(54)	(26)
Gain on sale of available for sale securities	(1,043)	(61)
Credit component of other-than-temporary impairment losses on available for sale securities	1,032	70
Gain on sale of other real estate owned	(57)	(38)
Proceeds from sales of leases	1,102	976
Leases originated for sale	(1,048)	(794)
Decrease in accrued interest receivable	316	414
(Increase) decrease in prepaid expenses and other assets	(777)	188
Increase (decrease) in other liabilities	210	(1,724)

Net cash provided by operating activities	10,143	4,132

Cash flows from investing activities:
Available for sale securities:
Purchases	(116,917)	(163,639)
Maturities and principal repayments	147,301	126,490
Proceeds from sales	12,978	1,880
Net increase in loans and leases	(24,959)	(39,631)
Capital expenditures for premises and equipment	(760)	(965)
Proceeds from sale of other real estate owned	1,866	988
Purchase of Federal Home Loan Bank of Boston stock	—	(603)

Net cash provided by (used in) investing activities	19,509	(75,480)

Cash flows from financing activities:
Net increase in deposits	17,399	49,739
Net decrease in overnight and short-term borrowings	(4,143)	(8,645)
Proceeds from long-term borrowings	42,430	80,791
Repayment of long-term borrowings	(87,589)	(52,080)
Exercise of stock options	79	439
Repurchase of warrant	—	(1,400)
Redemption of preferred stock	—	(30,000)
Repurchase of common stock	—	(254)
Tax (expense) benefit from exercise of stock options	(4)	81
Dividends on preferred stock	—	(892)
Dividends on common stock	(2,375)	(2,345)

Net cash (used in) provided by financing activities	(34,203)	35,434

Net decrease in cash and cash equivalents	(4,551)	(35,914)
Cash and cash equivalents at beginning of period	20,830	55,457

Cash and cash equivalents at end of period	$16,279	$19,543

Supplementary Disclosures:
Cash paid for interest	$15,664	$21,789
Cash paid for income taxes	3,965	2,404
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	3,373	3,084
Cumulative effect of a change in accounting principle, net of taxes	—	137
Goodwill increase related to Macrolease acquisition	23	78
Transfer of loans to other real estate owned	1,239	2,083
Treasury stock acquisitions from shares tendered in stock option exercises	218	254
Non-credit component of other-than-temporary impairment, net of taxes	(706)	406
Net sales of available for sale securities not yet settled	2,468	—
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
The unaudited interim consolidated financial statements of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”) and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Prior period amounts are reclassified whenever necessary to conform to the current year classifications.
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

The following sets forth a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30,	September 30,
	2010	2009
	(In thousands, except per share data)

Basic EPS Computation:
Numerator:
Net income	$2,808	$2,203
Preferred stock dividend	—	(142)
Preferred stock accretion	—	(1,282)

Net income applicable to common shares	$2,808	$779

Denominator:
Weighted average shares outstanding	4,674	4,606
Basic EPS	$0.60	$0.17

Diluted EPS Computation:
Numerator:
Net income applicable to common shares	$2,808	$779
Denominator:
Common shares outstanding	4,674	4,606
Stock options	27	28
Contingent shares	2	—

Total shares	4,703	4,634
Diluted EPS	$0.60	$0.17

For the three months ended September 30, 2010 and 2009, average options to purchase 225,650 and 276,980 shares of common stock, respectively, were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive.
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

A summary of available for sale securities by major categories follows:

	Amortized	Unrealized	Unrealized
	Cost(1)	Gains	Losses	Fair Value
	(In thousands)

At September 30, 2010:
GSE obligations	$71,004	$742	$—	$71,746
Trust preferred CDOs	1,518	—	(999)	519
Collateralized mortgage obligations	33,404	675	(1,359)	32,720
GSE mortgage-backed securities	228,148	9,014	(67)	237,095

Total	$334,074	$10,431	$(2,425)	$342,080

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred CDOs	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The Company sells available for sale securities to capitalize on fluctuations in the market. During the quarter ended September 30, 2010, $7.6 million of available for sale securities were sold, generating $465,000 of gains. There were no sales of available for sale securities during the same quarter of 2009. The cost of securities used in calculating gains on the sale of available for sale securities is determined using the specific identification method.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Num-
	ber of	Less than One Year		One Year or Longer		Total
	Hold-	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	ings	Value	Losses	Value	Losses	Value	Losses
		(Dollars in thousands)

At September 30, 2010:
Trust preferred CDOs	2	$—	$—	$519	$(999)	$519	$(999)
Collateralized mortgage obligations	3	2,103	(8)	8,481	(1,351)	10,584	(1,359)
GSE mortgage-backed securities	3	10,262	(67)	—	—	10,262	(67)

Total	8	$12,365	$(75)	$9,000	$(2,350)	$21,365	$(2,425)

At December 31, 2009:
GSE obligations	8	$37,081	$(287)	$—	$—	$37,081	$(287)
Trust preferred CDOs	2	—	—	465	(2,085)	465	(2,085)
Collateralized mortgage obligations	5	5,520	(182)	12,088	(2,129)	17,608	(2,311)
GSE mortgage-backed securities	18	69,310	(982)	140	(1)	69,450	(983)

Total	33	$111,911	$(1,451)	$12,693	$(4,215)	$124,604	$(5,666)

The following table sets forth the maturities of available for sale securities:

	After One, But		After Five, But
	Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

At September 30, 2010:
GSE obligations	$56,009	$56,613	$14,995	$15,133	$—	$—
Trust preferred CDOs	—	—	—	—	1,518	519
Collateralized mortgage obligations	—	—	17,248	17,759	16,156	14,961
GSE mortgage-backed securities	4,737	4,946	15,030	16,019	208,381	216,130

Total	$60,746	$61,559	$47,273	$48,911	$226,055	$231,610

At December 31, 2009:
GSE obligations	$75,866	$76,013	$5,000	$4,913	$—	$—
Trust preferred CDOs	—	—	—	—	2,550	465
Collateralized mortgage obligations	—	—	23,156	22,957	22,485	21,070
GSE mortgage-backed securities	1,548	1,604	23,589	24,624	225,914	230,193

Total	$77,414	$77,617	$51,745	$52,494	$250,949	$251,728

At September 30, 2010 and December 31, 2009, respectively, $212.9 million and $271.5 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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

During the third quarter of 2010, CDO A experienced an additional $25.0 million in defaulting collateral, totaling $94.0 million, or 36.2%, of the security’s underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $213,000 of the security’s amortized cost. For the quarter ended September 30, 2010, the Company recorded other-than-temporary impairment charges of $5,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $213,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $208,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has declined only slightly since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value, there would be additional increases to accumulated other comprehensive income. Through September 30, 2010, credit related other-than-temporary impairment losses on this security total $484,000.
CDO B has experienced $170.0 million, or 29.3%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $11.0 million during the third quarter of 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $204,000 of the security’s amortized cost. For the quarter ended September 30, 2010, the Company recorded a reduction of other-than-temporary impairment charges totaling $10,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $204,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $214,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has increased since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value or if increases in fair value continue, there would be additional increases to accumulated other comprehensive income. Through September 30, 2010, credit related other-than-temporary impairment losses on this security total $932,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
(In thousands)	2010	2009

Balance, January 1	$(384)	$—
Credit losses for which an other-than-temporary impairment was previously recognized	(1,032)	(70)

Balance, September 30	$(1,416)	$(70)

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

(6) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at September 30, 2010 or December 31, 2009.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2010 and December 31, 2009:

		Asset Derivatives
		As of	As of
		September 30,	December 31,
	Balance Sheet	2010	2009
(In thousands)	Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate products	Other assets	$1,315	$391

Total derivatives not designated as hedging instruments		$1,315	$391

		Liability Derivatives
		As of	As of
		September 30,	December 31,
	Balance Sheet	2010	2009
(In thousands)	Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate products	Other liabilities	$1,386	$426

Total derivatives not designated as hedging instruments		$1,386	$426

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

As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2010, the Company had ten interest rate swaps with an aggregate notional amount of $35.0 million related to this program. During the three months ended September 30, 2010 and 2009, the Company recognized net losses of $12,000 and $63,000 respectively, related to changes in the fair value of these swaps.
The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended September 30, 2010 and 2009:

		Amount of Gain or (Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative(1)
Derivatives Not Designated as	Recognized in Income on	Three Months Ended September 30,
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$(12)	$(63)

Total		$(12)	$(63)

(1)	The amount of gain or (loss) recognized in income represents net fee income and changes related to the fair value of the interest rate products.
The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the nine months ended September 30, 2010 and 2009:

		Amount of Gain or (Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative(1)
Derivatives Not Designated as	Recognized in Income on	Nine Months Ended September 30,
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$(36)	$259

Total		$(36)	$259

(1)	The amount of gain or (loss) recognized in income represents net fee income and changes related to the fair value of the interest rate products.
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
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2010, the Company has posted collateral of $854,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of September 30, 2010, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.

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

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
GSE obligations	$71,746	$—	$71,746	$—
Trust preferred CDOs	519	—	519	—
Collateralized mortgage obligations	32,720	—	32,720	—
GSE mortgage-backed securities	237,095	—	237,095	—

Total available for sale securities	342,080	—	342,080	—
Interest rate swap assets	1,315	—	1,315	—
Interest rate swap liabilities	1,386	—	1,386	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
GSE obligations	$80,926	$—	$80,926	$—
Trust preferred CDOs	465	—	465	—
Collateralized mortgage obligations	44,027	—	44,027	—
GSE mortgage-backed securities	256,421	—	256,421	—

Total available for sale securities	381,839	—	381,839	—
Interest rate swap assets	391	—	391	—
Interest rate swap liabilities	426	—	426	—
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

During the first half of 2009, the Company used significant unobservable inputs (Level 3) to value two of its available for sale securities. Each of these securities is a collateralized debt obligation backed by trust preferred securities. At that time, there was limited trading in these and comparable securities due to economic conditions and observable pricing was difficult to obtain. Management believed that it was likely that broker quotes obtained during that period were based on distressed sales, evidenced by the inactive market. As such, the Company utilized a methodology that weighted broker quotes (Level 2) and cash flow scenario analyses (Level 3) to arrive at a fair value.
Beginning in the third quarter 2009, the Company utilized only broker quotes (Level 2) to determine a fair value for the trust preferred securities. Broker quotes were based on executed trades of the securities that the Company owns or for securities with similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. Management believes that broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
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
The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	2010	2009
(In thousands)	Trust preferred collateralized debt obligations
Balance, January 1	$—	$1,480
Increase in unrealized holding losses	—	(299)
Other-than-temporary impairment	—	(696)
Transfers to Level 2	—	(485)
Transfers to Level 3	—	—

Balance, September 30	$—	$—

Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended September 30, 2010 or 2009.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the three months ended September 30, 2010 and September 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans and leases	$1,069	$—	$1,069	$—
Other real estate owned	130	—	130	—

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans and leases	$3,199	$—	$3,199	$—
Other real estate owned	2,083	—	2,083	—
Impaired loans — Impaired loans and leases were $9.6 million on September 30, 2010. Impaired loans and leases that are deemed collateral dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. The valuation allowance for collateral-dependent loans and leases was $1.9 million at September 30, 2010 and December 31, 2009.
Other real estated owned and non-real estate foreclosed assets — Fair value estimates of other real estate owned (“OREO”) and non-real estate foreclosed assets are based on independent appraisals or brokers’ opinions of the value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO and/or non-real estate foreclosed assets. A valuation allowance is maintained for declines in fair value and estimated selling costs. The inputs used to estimate the fair values are observable, and therefore, categorized as Level 2.
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

Stock in the Federal Home Loan Bank of Boston — The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB. The nation’s Federal Home Loan Bank System (the “FHLB System”) is under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several Federal Home Loan Banks have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that several have suspended or reduced their dividends, or eliminated the ability of members to redeem capital stock. These institutions obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. Government does not guarantee these obligations and each of the 12 Federal Home Loan Banks is generally jointly and severally liable for repayment of each other’s debt. We are a member of the FHLB-Boston. While it meets all of its regulatory capital requirements, it suspended its quarterly dividend and continues its moratorium on excess stock repurchase. The FHLB — Boston is currently operating with retained earnings below its targeted level. Should financial conditions continue to weaken, the FHLB System (including FHLB-Boston) in the future may have to curtail advances to member institutions like us. Should the FHLB System deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources. Furthermore, we are required to invest in FHLB stock in order to borrow from the FHLB System and our investment in the FHLB — Boston could be adversely impacted if the financial health of the FHLB System worsens.
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

The book values and estimated fair values for the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$15,828	$15,828	$18,866	$18,866
Overnight investments	451	451	1,964	1,964
Available for sale securities	342,080	342,080	381,839	381,839
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	757,089	780,643	718,943	725,967
Residential mortgage loans	159,447	164,348	171,842	175,816
Consumer and other loans	200,479	196,786	204,526	197,137
Interest rate swaps	1,315	1,315	391	391
Accrued interest receivable	4,648	4,648	4,964	4,964

Liabilities:
Deposits:
Demand deposit accounts	$242,628	$242,628	$204,281	$204,281
NOW accounts	66,166	66,166	74,558	74,558
Money market accounts	82,151	82,151	65,076	65,076
Savings accounts	364,160	364,160	367,225	367,225
Certificate of deposit accounts	360,578	362,850	387,144	390,210
Overnight and short-term borrowings	36,028	36,028	40,171	40,171
Wholesale repurchase agreements	20,000	20,287	20,000	20,432
FHLB borrowings	232,024	263,555	277,183	301,210
Subordinated deferrable interest debentures	13,403	14,713	13,403	15,440
Interest rate swaps	1,386	1,386	426	426
Accrued interest payable	1,408	1,408	2,122	2,122
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
In June 2010, the DOR performed an audit of tax years 2007 and 2008, challenging the Bank’s position of the tax treatment of BRI Investment Corp. under the same assertion. The Bank received a Notice of Intent to Assess from the DOR in early October 2010. The total estimated tax assessment, accrued interest and penalties for all years is $680,000. Management believes it more likely than not that the Bank will prevail in its tax position, and therefore has not recorded a contingent liability for this matter.

(9) Transfers and Servicing
The Bank routinely enters into loan and lease participations with third parties. In accordance with U.S. GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s consolidated financial statements. In some cases, the Bank has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Bank typically receives just adequate compensation for its servicing responsibilities. As such, there are no servicing assets or liabilities recorded in the Company’s consolidated financial statements at September 30, 2010 or December 31, 2009.
Through its Macrolease platform, the Bank has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly lower. At September 30, 2010 and December 31, 2009, a liability for the recourse obligation of $68,000 and $98,000 respectively, was included in the Company’s consolidated financial statements.

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
Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2009 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, review of goodwill for impairment, valuation of available for sale securities and income taxes as the Company’s most critical accounting policies.
Overview
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 36. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 35.
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

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 29 to 31.
The Company’s business strategy has been to concentrate its asset generation efforts on commercial and consumer loans and its deposit generation efforts on demand deposit, NOW, money market and savings accounts. These deposit accounts are commonly referred to as “core deposits.” This strategy is based on the Company’s belief that it can distinguish itself from its larger competitors, and indeed attract customers from them, through a higher level of service and through its ability to set policies and procedures, as well as make decisions, locally. The loan and deposit products referenced also tend to be geared more toward customers who are relationship oriented than those who are seeking stand-alone or single transaction products. The Company believes that its service-oriented approach enables it to compete successfully for relationship-oriented customers. Additionally, the Company is predominantly an urban franchise with a high concentration of businesses, which makes deployment of funds in the commercial lending area practicable. Commercial loans are attractive to the Company, among other reasons, because of their higher yields. Similarly, core deposits are attractive to the Company because of their generally lower interest cost and potential for fee income.
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 88% (based upon June 2010 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media, as well as, web-based advertising and promotions.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market during 2008 and 2009, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases at approximately $100.0 million. Additionally, the Bank continues to seek generation of additional income by originating equipment loans and leases for third parties as opportunities arise.
For the three months ended September 30, 2010, approximately 85% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Dollars in thousands, except per share data)

Total assets	$1,573,323	$1,613,520	$1,586,778	$1,589,946	$1,569,084
Loans and leases receivable	1,135,227	1,136,524	1,123,838	1,111,847	1,116,627
Available for sale securities	342,080	345,566	365,110	381,839	365,706
Goodwill, net	12,262	12,262	12,262	12,239	12,051
Core deposits (1)	755,105	813,697	728,969	711,140	685,104
Certificates of deposit	360,578	360,323	378,102	387,144	406,827
Borrowings	301,455	294,137	341,344	350,757	340,081
Common shareholders’ equity	130,769	129,127	123,679	120,661	121,961
Book value per common share	27.98	27.63	26.69	26.16	26.46
Tangible book value per common share	25.35	25.00	24.05	23.50	23.85
Tangible common equity ratio (2) (3)	7.59%	7.30%	7.08%	6.87%	7.06%
Core deposits to total deposits(1) (3)	67.7%	69.3%	65.8%	64.8%	62.7%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing common shareholders’ equity less goodwill by total assets less goodwill.

(3)	Non-GAAP performance measure.
Total assets decreased by $16.6 million since December 31, 2009. Total loans and leases increased by $23.4 million during the first nine months of 2010, with an increase in commercial loans and leases of $39.4 million, or 5.4%. This increase was offset by decreases in the residential mortgage loan portfolio of $12.2 million, or 7.0%, and consumer and other loans of $3.8 million, or 1.8%, respectively. Available for sale securities decreased $39.8 million, or 10.4%, since year-end. The Bank’s core deposits increased by $44.0 million, or 6.2%, since year-end. Within this increase, demand deposit accounts increased by $38.3 million, or 18.8%, and money market accounts increased by $17.1 million, or 26.2%. Certificate of deposit accounts decreased by $26.6 million, or 6.9%, NOW accounts decreased by $8.4 million, or 11.3%, and savings accounts decreased by $3.1 million, or 0.8%, since year-end. Borrowings decreased by $49.3 million, or 14.1%, since December 31, 2009. Shareholders’ equity as a percentage of total assets was 8.3% and 7.6% at September 30, 2010 and December 31, 2009, respectively.
The Company’s financial position at September 30, 2010 as compared to September 30, 2009 reflects net growth of $18.6 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $47.3 million, or 6.5%. Consumer loans decreased $7.5 million, or 3.6%, from the prior year quarter-end. The residential mortgage portfolio declined $21.2 million, or 11.6%, from September 30, 2009. Available for sale securities at September 30, 2010 decreased by $23.6 million, or 6.5%, from the same period in 2009. Core deposits have increased $70.0 million, or 10.2%, since the prior year quarter-end, with growth centered in demand deposit accounts of $36.1 million, money market accounts of $31.8 million and NOW accounts of $3.8 million. These increases were offset by decreases in certificate of deposit accounts (“CDs”) of $46.2 million and savings accounts of $1.7 million since September 30, 2009. Borrowings have decreased by $38.6 million from the same period in 2009.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $358.8 million, or 22.8% of total assets at September 30, 2010, compared to $400.1 million, or 25.2% of total assets at December 31, 2009, representing a decrease of $41.3 million, or 10.3%. Available for sale securities are recorded at fair value. At September 30, 2010, the fair value of available for sale securities was $342.1 million and carried a total of $8.0 million of net unrealized gains at the end of the quarter, compared to $1.7 million at December 31, 2009.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first nine months of 2010, the Company purchased $116.9 million of available for sale securities compared to $163.6 million during the same period in 2009. Maturities, calls and principal repayments totaled $147.3 million for the nine months ended September 30, 2010 compared to $126.5 million for the same period in 2009. Additionally, in the first nine months of 2010, the Company sold $20.2 million of available for sale securities generating gains of $1.0 million compared to sales of $1.9 million and gains of $61,000 for the same period in 2009.
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
During the third quarter of 2010, CDO A experienced an additional $25.0 million in defaulting collateral, totaling $94.0 million, or 36.2%, of the security’s underlying collateral. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $213,000 of the security’s amortized cost. For the quarter ended September 30, 2010, the Company recorded other-than-temporary impairment charges of $5,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $213,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $208,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has declined only slightly since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value, there would be additional increases to accumulated other comprehensive income. Through September 30, 2010, credit related other-than-temporary impairment losses on this security total $484,000.

CDO B has experienced $170.0 million, or 29.3%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $11.0 million during the third quarter of 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $204,000 of the security’s amortized cost. For the quarter ended September 30, 2010, the Company recorded a reduction of other-than-temporary impairment charges totaling $10,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $204,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $214,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has increased since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value or if increases in fair value continue, there would be additional increases to accumulated other comprehensive income. Through September 30, 2010, credit related other-than-temporary impairment losses on this security total $932,000.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases increased by $23.4 million since December 31, 2009 and stood at $1.14 billion at September 30, 2010. As a percentage of total assets, loans and leases increased to 72.2% at September 30, 2010, compared to 69.9% at December 31, 2009. This increase was centered in commercial loans, where the Company concentrates its origination efforts, and was partially offset by decreases in residential mortgage loans, which the Company has historically purchased. Total loans and leases as of September 30, 2010 are comprised of three broad categories: commercial loans and leases that aggregate $771.8 million, or 68.0% of the portfolio; residential mortgages that aggregate $161.1 million, or 14.2% of the portfolio; and consumer and other loans that aggregate $202.4 million, or 17.8% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multi-family real estate, construction and small business loans) increased $39.4 million, or 5.4%, during the nine months of 2010, with the commercial real estate portfolio driving the growth.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans decreased $22.8 million, or 12.7%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2009, owner-occupied commercial real estate loans increased by $9.1 million, or 5.4%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2009, CRE loans have increased $47.4 million, or 18.3%.

The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of less than fifteen years and are not dependent on residual collateral values. At September 30, 2010, $21.7 million of purchased government leases were included in the commercial loan and lease portfolio representing an increase of $8.8 million, or 68.1%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $39.8 million and $43.1 million were included in the commercial and industrial portfolio at September 30, 2010 and December 31, 2009, respectively. Macrolease-generated equipment leases were $49.7 million and $56.2 million at September 30, 2010 and December 31, 2009, respectively. Since December 31, 2009, total Macrolease-generated equipment loans and leases decreased $9.8 million, or 9.9%, to $89.5 million.
At September 30, 2010, small business loans (business lending relationships of approximately $500,000 or less) were $59.8 million compared to $56.1 million at December 31, 2009. At September 30, 2010 and December 31, 2009, small business loans represented 7.7% of the commercial loan and lease portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.
The Bank is a participant in the U.S. Small Business Administration (“SBA”) Lender Program in both Rhode Island and Massachusetts. The Bank was named the No. 1 SBA lender in Rhode Island for the second consecutive year as of the SBA’s September 30, 2010 fiscal year end. SBA guaranteed loans exist throughout the portfolios managed by the Bank’s various lending groups.
The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10.0 million or less in total loan commitments).
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. From time to time, the Bank purchases high credit quality residential mortgage loans from third party originators to utilize available cash flow and originates mortgage loans for its own portfolio on a limited basis. The Bank did not purchase any mortgage loans during the third quarter of 2010 or 2009. At September 30, 2010, residential mortgage loans decreased $12.2 million, or 7.0%, to $161.1 million from year-end. During this period, the Bank originated $8.9 million of mortgages for the portfolio. Comparatively, during the first nine months of 2009, the Bank originated $2.7 million of mortgages for the portfolio.
Consumer loans — The consumer loan portfolio decreased $3.8 million, or 1.8%, during the first nine months of 2010 as repayments of $27.1 million exceeded advances of $23.3 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	September 30,	December 31,
	2010	2009
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$202,342	$169,576
Commercial real estate — owner occupied	177,526	168,425
Commercial and industrial	156,042	178,808
Multi-family	73,375	66,350
Small business	59,756	56,148
Construction	31,035	23,405
Leases and other (a)	76,417	75,057

Subtotal	776,493	737,769
Unearned lease income	(6,516)	(7,693)
Net deferred loan origination costs	1,777	2,321

Total commercial loans and leases	771,754	732,397

Residential mortgage loans:
One- to four-family adjustable rate	107,959	115,855
One- to four-family fixed rate	52,503	56,724

Subtotal	160,462	172,579
Premium on loans acquired	654	738
Net deferred loan origination fees	(10)	(23)

Total residential mortgage loans	161,106	173,294

Consumer loans:
Home equity — term loans	114,951	119,909
Home equity — lines of credit	84,845	83,771
Unsecured and other	1,598	1,410

Subtotal	201,394	205,090
Net deferred loan origination costs	973	1,066

Total consumer loans	202,367	206,156

Total loans and leases receivable	$1,135,227	$1,111,847

(a)	There were no leases held for sale at September 30, 2010 or December 31, 2009.
Deposits
Total deposits increased by $17.4 million, or 1.6%, during the first nine months of 2010, from $1.10 billion, or 69.1% of total assets at December 31, 2009, to $1.12 billion, or 70.9% of total assets at September 30, 2010.
The following table sets forth certain information regarding deposits:

	September 30, 2010			December 31, 2009
		Percent	Weighted		Percent	Weighted
		Of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)
NOW accounts	$66,166	5.9%	0.06%	$74,558	6.8%	0.09%
Money market accounts	82,151	7.4%	0.59%	65,076	5.9%	1.10%
Savings accounts	364,160	32.6%	0.40%	367,225	33.4%	0.64%
Certificate of deposit accounts	360,578	32.3%	1.42%	387,144	35.3%	1.80%

Total interest bearing deposits	873,055	78.2%	0.81%	894,003	81.4%	1.13%
Noninterest bearing accounts	242,628	21.8%	0.00%	204,281	18.6%	0.00%

Total deposits	$1,115,683	100.0%	0.63%	$1,098,284	100.0%	0.92%

During the first nine months of 2010, competition for deposits remained strong in the Company’s market areas. Demand deposit accounts grew $38.3 million over the past nine months. Money market accounts grew $17.1 million when compared to year-end. These increases offset the decline in CDs of $26.6 million, NOW accounts of $8.4 million and savings accounts of $3.1 million. At September 30, 2010, brokered CDs were $25.0 million, or 2.2% of total deposits, compared to $33.5 million, or 3.0% at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
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
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $35.7 million and $37.0 million at September 30, 2010 and December 31, 2009, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $4.1 million during the first nine months of 2010 from the December 31, 2009 level of $40.2 million. FHLB borrowings decreased by $45.2 million from the December 31, 2009 amount of $277.2 million. Wholesale repurchase agreements remained constant with the December 31, 2009 balance of $20.0 million.
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
Nonperforming assets — At September 30, 2010, the Company had nonperforming assets of $15.2 million, representing 0.96% of total assets compared to nonperforming assets of $20.0 million, or 1.26% of total assets at December 31, 2009.
The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)
Loans and leases accounted for on a nonaccrual basis	$12,621	$16,830
Loans and leases past due 90 days or more, but still accruing	—	826
Restructured loans and leases on a nonaccrual basis	1,401	659

Total nonperforming loans and leases	14,022	18,315
Other real estate owned	1,130	1,700

Total nonperforming assets	$15,152	$20,015

Delinquent loans and leases 60-89 days past due	$2,548	$2,028
Restructured loans and leases not included in nonperforming assets	435	445
Nonperforming loans and leases as a percent of total loans and leases	1.24%	1.65%
Nonperforming assets as a percent of total assets	0.96%	1.26%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.22%	0.19%

Included in nonaccrual loans and leases at September 30, 2010 were $9.6 million of impaired loans and leases with specific impairment reserves against these loans and leases of $1.9 million. At December 31, 2009, there were $12.4 million of impaired loans and leases with specific impairment reserves of $1.9 million.
The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)
Nonperforming loans and leases:
Commercial real estate	$5,384	$6,909
Commercial and industrial	1,455	2,919
Multifamily	—	205
Small business	1,158	1,147
Construction	469	469
Leases	1,115	1,878
Residential	3,570	4,124
Consumer	871	664

Total nonperforming loans and leases	$14,022	$18,315

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
Higher-Risk Loans — Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value ratio loans, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations. As of September 30, 2010 and December 31, 2009, the Company had $107.2 million and $113.6 million, respectively, of junior lien home equity loans and lines of credit. The allowance for loan and lease losses attributable to these loans at September 30, 2010 and December 31, 2009 was $959,000 and $1.0 million, respectively. The Company does not hold other types of higher-risk loans.
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
At September 30, 2010, the Company had $20.1 million of assets that were classified as substandard. This compares to $22.1 million of assets that were classified as substandard at December 31, 2009. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At September 30, 2010, included in the assets that were classified as substandard were $6.1 million of performing loans. This compares to $3.7 million of adversely classified performing loans as of December 31, 2009. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If current weak economic conditions continue or worsen, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.

Allowance for Loan and Lease Losses
During the first nine months of 2010, the Company made additions to the allowance for loan and lease losses of $4.4 million and experienced net charge-offs of $2.7 million compared to additions to the allowance for loan and lease losses of $6.1 million and net charge-offs of $4.2 million for the first nine months of 2009. The net charge-offs were primarily within the residential mortgage and commercial loan and lease portfolios. At September 30, 2010, the allowance for loan and lease losses stood at $18.2 million and represented 129.88% of nonperforming loans and leases and 1.60% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $16.5 million, representing 90.29% of nonperforming loans and 1.49% of total loans and leases outstanding at December 31, 2009.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Balance at beginning of period	$16,536	$14,664
Loans and leases charged-off:
Commercial real estate loans	(627)	(50)
Commercial and industrial loans	—	(1,770)
Small business loans	(633)	(864)
Leases	(546)	(67)
Residential mortgage loans	(932)	(1,486)
Consumer and other loans	(270)	(59)

Total loans charged-off	(3,008)	(4,296)

Recoveries of loans and leases previously charged-off:
Commercial real estate loans	179	—
Commercial and industrial loans	20	13
Small business loans	29	11
Leases	7	4
Residential mortgage loans	7	2
Consumer and other loans	17	29

Total recoveries of loans previously charged-off	259	59

Net charge-offs	(2,749)	(4,237)
Provision for loan and lease losses charged against income	4,425	6,110

Balance at end of period	$18,212	$16,537

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)
Loan category
Commercial loans and leases	$13,087	$12,409
Residential mortgage loans	1,480	1,340
Consumer and other loans	1,685	1,504
Unallocated	1,960	1,283

Total	$18,212	$16,536

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $2.0 million at September 30, 2010 compared to $1.3 million at December 31, 2009. Management believes that the allowance for loan and lease losses as of September 30, 2010 is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three-month periods ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Dollars in thousands, except per share data)
Income statement data:
Net interest income	$13,478	$13,626	$13,088	$13,001	$12,666
Noninterest income	2,289	2,285	2,315	2,353	2,241
Noninterest expense	10,350	10,430	10,488	9,949	9,812
Net income	2,808	2,681	2,219	1,133	2,203
Net income applicable to common shares	2,808	2,681	2,219	1,133	779

Per share data:
Diluted earnings per share	$0.60	$0.57	$0.48	$0.24	$0.17
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.61%	3.67%	3.52%	3.42%	3.38%
Return on assets (2) (5)	0.71%	0.68%	0.57%	0.28%	0.56%
Return on equity (3) (5)	8.57%	8.54%	7.32%	3.67%	2.56%
Efficiency ratio (4) (5)	65.64%	65.55%	68.09%	64.80%	65.82%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2010 third quarter net income of $2.8 million increased by $127,000, or 4.7%, from the prior quarter (three months ended June 30, 2010). Net income was up $605,000, or 27.5%, on a comparative quarter basis (as compared to the three months ended September 30, 2009). Diluted earnings per common share (“EPS”) were up 5.3% on a linked-quarter basis (as compared to the three months ended June 30, 2010) and increased 252.9% as compared to the same quarter a year ago.
The third quarter 2010 net interest income decreased by $148,000, or 1.1%, as compared to the second quarter of 2010. The decrease in the net interest margin of 6 basis points (“bps”), to 3.61%, was due to the lower cost of liabilities of 8 bps and the decrease in yield on interest-earning assets of 17 bps.
Compared to the third quarter of 2009, net interest income increased by $812,000. The decrease in cost of funds of 48 bps exceeded the decrease in the yield on interest-earning assets of 23 bps.
The provision for loan and lease losses of $1.3 million for the three months ended September 30, 2010 decreased by $275,000 on a linked-quarter basis. In comparison to the third quarter of 2009, the provision for loan and lease losses decreased by $625,000.
Noninterest income for the third quarter of 2010 increased slightly on a linked-quarter basis by $4,000, with an increase in gains on the sale of available for sale securities of $362,000. This increase was offset by higher credit losses on other-than-temporarily impaired securities of $373,000.
In comparison to the 2009 third quarter, noninterest income was up $48,000. The Company recognized gains on the sale of available for sale securities of $465,000 during the third quarter of 2010, while there were no sales during the same period of 2009. Additionally, loan related fees increased $87,000 and other miscellaneous income increased $42,000. These increases were offset by higher credit losses on other-than-temporarily impaired securities of $347,000 and lower commissions on nondeposit investment products of $178,000.

Noninterest expenses decreased on a linked-quarter basis by $80,000, with a decrease in loan workout and other real estate owned expense of $141,000 and marketing costs of $50,000. Increases in salaries and employee benefits of $83,000 partially offset the decreases.
Third quarter 2010 noninterest expenses increased $538,000, compared to the third quarter of 2009. Salaries and employee benefits costs increased $605,000 and other miscellaneous expenses increased $67,000, compared to the third quarter a year ago. Within the net increase in noninterest expenses were decreases in costs of professional services of $60,000 and loan servicing of $41,000.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the third quarter of 2010, the return on assets and the return on equity metrics improved on a linked-quarter basis. The efficiency ratio increased slightly to 65.64% from 65.55% compared to the second quarter of 2010. Compared to the same quarter of the prior year, each of these metrics improved. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended September 30, 2010 and 2009
General
Net income for the three months ended September 30, 2010 increased $605,000, or 27.5%, to $2.8 million, or $0.60 per diluted common share from $2.2 million, or $0.17 per diluted common share for the same period of 2009.
Net Interest Income
Net interest income for the quarter ended September 30, 2010 was up $812,000, or 6.4%, from the $12.7 million earned in the third quarter of 2009. Net interest margin for the third quarter of 2010 of 3.61% increased 23 bps from the net interest margin for the 2009 period of 3.38%. Average earning assets were up $267,000, or 0.02%, and average interest-bearing liabilities were down $40.5 million, or 3.3%, from the comparable period a year earlier.

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

	For the three months ended September 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$5,220	$1	0.08%	$851	$1	0.06%
Available for sale securities	344,872	3,226	3.74%	360,586	3,876	4.26%
Stock in the FHLB	16,274	—	0.00%	16,024	—	0.00%
Loans and leases receivable:
Commercial loans and leases	760,236	10,788	5.64%	718,175	10,437	5.78%
Residential mortgage loans	162,473	1,874	4.61%	187,041	2,302	4.92%
Consumer and other loans	205,978	2,265	4.36%	212,109	2,384	4.46%

Total earning assets	1,495,053	18,154	4.83%	1,494,786	19,000	5.06%

Cash and due from banks	15,617			16,828
Allowance for loan and lease losses	(17,683)			(17,088)
Premises and equipment	12,136			12,604
Goodwill, net	12,262			12,051
Accrued interest receivable	4,346			4,355
Bank-owned life insurance	30,761			29,465
Prepaid expenses and other assets	16,535			9,069

Total assets	$1,569,027			$1,562,070

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$71,493	$10	0.06%	$65,365	$13	0.08%
Money market accounts	81,539	138	0.68%	43,543	140	1.27%
Savings accounts	366,125	395	0.43%	369,019	707	0.76%
Certificate of deposit accounts	364,245	1,367	1.49%	398,923	2,448	2.43%
Overnight and short-term borrowings	39,675	16	0.16%	41,566	19	0.19%
Wholesale repurchase agreements	13,804	139	3.94%	15,326	141	3.63%
FHLB borrowings	233,124	2,438	4.09%	276,722	2,691	3.81%
Subordinated deferrable interest debentures	13,403	173	5.08%	13,403	175	5.18%

Total interest-bearing liabilities	1,183,408	4,676	1.57%	1,223,867	6,334	2.05%

Noninterest-bearing deposits	242,389			197,313
Other liabilities	13,223			5,585

Total liabilities	1,439,020			1,426,765

Shareholders’ equity:	130,007			135,305

Total liabilities and shareholders’ equity	$1,569,027			$1,562,070

Net interest income		$13,478			$12,666

Net interest rate spread			3.26%			3.01%

Net interest rate margin			3.61%			3.38%

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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total
Interest income:
Available for sale securities	$(424)	$(226)	$(650)
Commercial loans and leases	(178)	529	351
Residential mortgage loans	(146)	(282)	(428)
Consumer and other loans	(13)	(106)	(119)

Total interest income	(761)	(85)	(846)

Interest expense:
NOW accounts	(4)	1	(3)
Money market accounts	(87)	85	(2)
Savings accounts	(307)	(5)	(312)
Certificate of deposit accounts	(879)	(202)	(1,081)
Overnight and short-term borrowings	(3)	—	(3)
Wholesales repurchase agreements	13	(15)	(2)
FHLB borrowings	186	(439)	(253)
Subordinated deferrable interest debentures	(2)	—	(2)

Total interest expense	(1,083)	(575)	(1,658)

Net interest income	$322	$490	$812

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $3.2 million for the quarter ended September 30, 2010, compared to $3.9 million for the 2009 period. The decrease in total investment income was $650,000, or 16.8%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.9 million for the quarter ended September 30, 2010 and represented a yield on total loans and leases of 5.26%. This compares to $15.1 million of interest and a yield of 5.38% for the third quarter of 2009. Interest income on loans and leases decreased $196,000, or 1.3%, with the decrease in yield on loans and leases of 12 bps offset by the increase in the average balance of loans and leases of $11.4 million, or 1.0%.
The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2009 as follows: commercial loans and leases increased $42.1 million, or 5.9%; consumer and other loans decreased $6.1 million, or 2.9%; and residential mortgage loans decreased $24.6 million, or 13.1%. Changes in the average yields from the third quarter of 2009 were as follows: commercial loans and leases decreased 14 bps to 5.64%; consumer and other loans decreased 10 bps to 4.36%; and residential mortgage loans decreased 31 bps to 4.61%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $1.7 million, or 26.2%, to $4.7 million for the three months ended September 30, 2010, down from $6.3 million for the same period during 2009. The overall average cost for interest-bearing liabilities decreased 48 bps to 1.57% for the third quarter of 2010, compared to 2.05% for the third quarter of 2009. The average balance of total interest-bearing liabilities decreased $40.5 million, or 3.3%, to $1.18 billion for the three months ended September 30, 2010 compared to the same period in 2009.

The growth in deposit average balances was centered primarily in money market accounts up $38.0 million, or 87.3%, (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline) and NOW accounts up $6.1 million, or 9.4%. The increase was offset by a decrease in CDs of $34.7 million, or 8.7%, and savings accounts of $2.9 million, or 0.8%.
Average borrowings decreased as compared to the third quarter of 2009, with a decrease in short-term borrowings of $1.9 million, or 4.6%, a decrease in FHLB funding of $43.6 million, or 15.8%, and a decrease in wholesale repurchase agreements of $1.5 million, or 9.9%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates and reduced FHLB borrowing levels have decreased the cost of interest-bearing liabilities in the third quarter of 2010 compared to the same period in 2009.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.3 million for the quarter ended September 30, 2010, compared to $1.9 million for the third quarter of 2009. This represents a decrease of $625,000, or 32.9%.
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
Noninterest Income
Total noninterest income increased $48,000, or 2.1%, to $2.3 million for the third quarter of 2010, from $2.24 million for the third quarter of 2009. During the quarter, a gain on sale of available for sale securities of $465,000 was recognized, while there were no sales during the same period of 2009. Loan related fees increased by $87,000, or 116.0%, and other miscellaneous income increased by $42,000, or 21.9%. These increases were offset by higher credit losses on other-than-temporarily impaired securities of $347,000, or 495.7%, lower commissions on nondeposit investment products of $178,000, or 55.3%, and lower service charges on deposit accounts of $59,000, or 4.2%.
Noninterest Expense
Noninterest expense for the third quarter of 2010 increased $538,000, or 5.5%, to $10.4 million from $9.8 million in 2009.
Salaries and employee benefits increased $605,000, or 11.6%, compared to the third quarter of 2009. The increase in salaries and employee benefits was due to several factors, including higher incentive costs driven by improved financial performance, expansion of the workforce and a reduction in deferred salaries and benefits costs caused by declines in the volume of Macrolease-generated loans and leases. Additionally, other miscellaneous expenses increased $67,000, or 6.6%. The increases in noninterest expense were partially offset by decreases in professional services costs of $60,000, or 9.9%, and loan servicing of $41,000, or 23.6%.
Overall, the improvement in the Company’s net interest margin exceeded the increases in noninterest expense during the third quarter of 2010, improving the efficiency ratio to 65.64% compared to 65.82% for the same period a year ago.

Income Tax Expense
Income tax expense of $1.3 million was recorded for the three months ended September 30, 2010, compared to $992,000 for the same period during 2009. This represented total effective tax rates of 32.2% and 31.0%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
As discussed in Note 8 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase if it does not.
Results of Operations — Comparison of the Nine Months Ended September 30, 2010 and 2009
General
Net income for the first nine months of 2010 increased $3.3 million, or 74.9%, to $7.7 million, or $1.65 per diluted common share from $4.4 million, or $0.46 per diluted common share for the first nine months of 2009.
Net Interest Income
For the nine months ended September 30, 2010, net interest income was $40.2 million, compared to $35.3 million for the 2009 period. The net interest margin for the first nine months of 2010 was 3.59%, up from the net interest margin for the 2009 period of 3.19%. The increase in net interest income of $4.9 million, or 13.8%, was attributable to a lower cost of funds on interest-bearing liabilities of 67 bps. Average earning assets were $16.2 million, or 1.1% higher, and average interest-bearing liabilities were $2.4 million, or 0.2% higher, than the comparable period a year earlier.

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

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$3,174	$6	0.27%	$1,607	$10	0.80%
Available for sale securities	354,663	10,536	3.96%	358,019	11,626	4.34%
Stock in the FHLB	16,274	—	0.00%	15,790	—	0.00%
Loans receivable:
Commercial loans and leases	750,035	32,042	5.71%	695,368	30,184	5.80%
Residential mortgage loans	167,354	5,842	4.65%	197,588	7,422	5.01%
Consumer and other loans	204,692	6,716	4.39%	211,613	7,110	4.49%

Total earning assets	1,496,192	55,142	4.92%	1,479,985	56,352	5.08%

Cash and due from banks	15,963			19,122
Allowance for loan and lease losses	(17,316)			(15,852)
Premises and equipment	12,246			12,528
Goodwill, net	12,235			12,056
Accrued interest receivable	4,323			4,286
Bank-owned life insurance	30,440			29,164
Prepaid expenses and other assets	16,103			8,991

Total assets	$1,570,186			$1,550,280

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$69,857	$37	0.07%	$64,576	$45	0.09%
Money market accounts	78,103	452	0.77%	21,602	192	1.19%
Savings accounts	369,686	1,432	0.52%	380,308	2,720	0.96%
Certificate of deposit accounts	374,848	4,431	1.58%	414,011	9,069	2.93%
Overnight and short-term borrowings	38,617	53	0.18%	46,253	67	0.20%
Wholesale repurchase agreements	17,326	421	3.20%	11,795	408	4.62%
FHLB borrowings	250,721	7,621	4.01%	258,189	7,966	4.07%
Subordinated deferrable interest debentures	13,403	503	4.98%	13,403	564	5.61%

Total interest-bearing liabilities	1,212,561	14,950	1.65%	1,210,137	21,031	2.32%

Noninterest-bearing deposits	220,576			184,747
Other liabilities	10,742			11,258

Total liabilities	1,443,879			1,406,142

Shareholders’ Equity:	126,307			144,138

Total liabilities and shareholders’ equity	$1,570,186			$1,550,280

Net interest income		$40,192			$35,321

Net interest rate spread			3.27%			2.76%

Net interest rate margin			3.59%			3.19%

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

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(9)	$5	$(4)
Available for sale securities	(839)	(251)	(1,090)
Commercial loans and leases	(375)	2,233	1,858
Residential mortgage loans	(524)	(1,056)	(1,580)
Consumer and other loans	(1)	(393)	(394)

Total interest income	(1,748)	538	(1,210)

Interest expense:
NOW accounts	(11)	3	(8)
Money market accounts	(85)	345	260
Savings accounts	(1,214)	(74)	(1,288)
Certificate of deposit accounts	(3,766)	(872)	(4,638)
Overnight and short-term borrowings	(4)	(10)	(14)
Wholesale repurchase agreements	(144)	157	13
FHLB borrowings	(120)	(225)	(345)
Subordinated deferrable interest debentures	(61)	—	(61)

Total interest expense	(5,405)	(676)	(6,081)

Net interest income	$3,657	$1,214	$4,871

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $10.5 million for the nine months ended September 30, 2010, compared to $11.6 million for the 2009 period. The decrease in total investment income was $1.1 million, or 9.4%.
Interest Income — Loans and Leases — Interest from loans and leases was $44.6 million for the nine months ended September 30, 2010, and represented a yield on total loans and leases of 5.31%. This compares to $44.7 million of interest, and a yield of 5.41%, for the same period a year ago. Interest income from loans and leases decreased $116,000, or 0.3%, with the decrease in yield of 10 bps partially offset by the increase in the average balance of $17.5 million, or 1.6%.
The average balance of the components of the loan and lease portfolio for the nine months ended September 30, 2010 changed compared to the same period in 2009 as follows: commercial loans and leases increased $54.7 million, or 7.9%; consumer and other loans decreased $6.9 million, or 3.3%; and residential mortgage loans decreased $30.2 million, or 15.3%. Changes in the average yields for the nine months ended September 30, 2010 compared to the same period in 2009 were as follows: commercial loans and leases decreased 9 bps to 5.71%; consumer and other loans decreased 10 bps to 4.39%; and residential mortgage loans decreased 36 bps to 4.65%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $6.1 million, or 28.9%, to $15.0 million for the nine months ended September 30, 2010, down from $21.0 million for the same period during 2009. The overall average cost for interest-bearing liabilities decreased 67 bps to 1.65% for the first nine months of 2010, compared to 2.32% for the first nine months of 2009. The average balance of total interest-bearing liabilities increased $2.4 million, or 0.2%, to $1.21 billion for the first nine months of 2010 compared to the same period in 2009.

The growth in deposit average balances was centered primarily in money market accounts up $56.5 million, or 261.6%, (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline) and NOW accounts up $5.3 million, or 8.2%. The increase was offset by a decrease in CDs of $39.2 million, or 9.5%, and savings accounts of $10.6 million, or 2.8%.
Average borrowings decreased as compared to the third quarter of 2009, with a decrease in FHLB funding of $7.5 million, or 2.9%, and short term borrowing of $7.6 million, or 16.5%, offset with an increase in wholesale repurchase agreements of $5.5 million, or 46.9%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates and reduced FHLB borrowing levels have decreased the cost of interest-bearing liabilities for the nine months ended September 30, 2010 compared to the same period in 2009.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the nine months ended September 30, 2010, the provision for loan and lease losses was $4.4 million, down $1.7 million, or 27.6%, from $6.1 million for the same period in 2009.
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
Noninterest Income
Total noninterest income increased $77,000, or 1.1%, to $6.9 million for the first nine months of 2010 from $6.8 million for the same period in 2009. Gains on the sale of available for sale securities increased by $982,000, or 1609.8%, income from bank-owned life insurance increased $47,000, or 5.2%, and other miscellaneous income increased $288,000, or 48.9%, for the first nine months of 2010. These increases were offset by higher credit losses on other-than-temporarily impaired securities of $962,000, or 1,374.3%, lower loan related fees of $219,000, or 31.2%, and lower commissions on nondeposit investment products of $60,000, or 10.2%.
Noninterest Expense
Noninterest expense for the nine months of 2010 increased $1.7 million, or 5.7%, to $31.3 million from $29.6 million in 2009.
Salaries and employee benefits costs increased $2.1 million, or 13.8%, compared to the first nine months of 2009. The increase in salaries and benefits costs is attributable to several factors, including higher incentive costs driven by improved financial performance, expansion of the workforce and a reduction in deferred salaries and benefits caused by the declines in the volume of Macrolease-generated loans and leases for the first nine months of 2010. In addition, as a result of the separation of the Chief Business Officer from the Bank in 2009, adjustments reducing retirement and share-based payment costs were recorded for the first nine months of 2009.

Loan workout and other real estate owned expenses increased $373,000, or 75.2%, equipment costs increased $67,000, or 9.4%, and other miscellaneous expenses increased $159,000, or 5.4%. The increases in noninterest expense were partially offset by decreases in FDIC insurance expense of $640,000, or 31.0%, resulting from a special assessment imposed on financial institutions in the second quarter of 2009, professional services costs of $235,000, or 12.0%, and occupancy costs of $135,000, or 5.1%.
Overall, the increase in noninterest expense for the first nine months of 2010 was exceeded by the growth in net interest income, improving the Company’s efficiency ratio. The efficiency ratio for the first nine months of the year declined from 70.21% in 2009 to 66.41% in 2010.
Income Tax Expense
Income tax expense of $3.7 million was recorded for the nine months ended September 30, 2010, compared to $2.0 million for the same period during 2009. This represented total effective tax rates of 32.3% and 31.6%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
As discussed in Note 8 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase if it does not.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2010, overnight investments and available for sale securities amounted to $342.5 million, or 21.8% of total assets. This compares to $383.8 million, or 24.1% of total assets at December 31, 2009. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.
Capital Resources
Total shareholders’ equity of the Company was $130.8 million at September 30, 2010 compared to $120.7 million at December 31, 2009. Net income of $7.7 million, increased net unrealized holding gains on available for sale securities of $3.4 million, a non-credit component of other-than-temporary impairment of $706,000, net stock option activity (stock option exercises, share repurchases and share-based compensation) of $485,000 and Macrolease contingent share payments of $211,000 were offset by common stock dividends of $2.4 million.

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
As of September 30, 2010, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$126,303	8.10%	$62,401	4.00%	$78,001	5.00%
Tier I capital (to risk weighted assets)	126,303	11.26%	44,852	4.00%	67,278	6.00%
Total capital (to risk weighted assets)	140,369	12.52%	89,704	8.00%	112,129	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$124,505	7.98%	$62,377	4.00%	$77,972	5.00%
Tier I capital (to risk weighted assets)	124,505	11.11%	44,827	4.00%	67,241	6.00%
Total capital (to risk weighted assets)	138,571	12.36%	89,655	8.00%	112,069	10.00%

At December 31, 2009:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$120,297	7.65%	$62,941	4.00%	$78,676	5.00%
Tier I capital (to risk weighted assets)	120,297	10.71%	44,913	4.00%	67,369	6.00%
Total capital (to risk weighted assets)	134,364	11.97%	89,825	8.00%	112,281	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$118,412	7.54%	$62,855	4.00%	$78,569	5.00%
Tier I capital (to risk weighted assets)	118,412	10.55%	44,882	4.00%	67,323	6.00%
Total capital (to risk weighted assets)	132,479	11.81%	89,764	8.00%	112,205	10.00%
Recent Accounting Pronouncements
See Note 4 — Recently Issued Accounting Pronouncements of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.
Recent Market and Regulatory Developments
In response to the current national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. While these changes in the law will have a major impact on large financial institutions, even relatively smaller institutions such as the Company will be affected.

For example, state consumer financial protection laws historically have been preempted in their application to national banking associations by the National Bank Act and rules and interpretations adopted by the Office of the Comptroller of the Currency (“OCC”) under that statute. Federal preemption of these laws will be diminished under the new regulatory regime, as Congress has authorized states to enact their own substantive protections and to allow state attorney generals to initiate civil actions to enforce federal consumer protections. In this respect, the Company will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.
In addition, and among many other legislative changes that the Company will assess, the Company will: (1) experience a new assessment model from the FDIC based on assets, not deposits; (2) be subject to enhanced executive compensation and corporate governance requirements; and (3) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.
The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. It is likely, however, that the Company’s expenses will increase as a result of new compliance requirements.
Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress. Such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted. If enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank is uncertain. With the enactment of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable at this time.
To the extent that the previous information describes statutory and regulatory provisions applicable to the Company, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at September 30, 2010, interest rate shocks down were not performed. As of September 30, 2010, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12- month period beginning October 1, 2010:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 300 bps	$(314)	-0.59%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2010, the Company’s one year cumulative gap was a positive $132.8 million, or 8.4% of total assets.
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
Item 1A. Risk Factors
There are certain risks and uncertainties in the Company’s business that could cause its actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company included a detailed discussion of its risk factors. The following information updates certain of the Company’s risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risk factors should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Recent Legislative Reforms Can Result in the Company’s Business Becoming Subject to Significant and Extensive Additional Regulations and/or Can Adversely Affect the Company’s Results of Operations and Financial Condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on us will not be known for months or even years.
Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than us, and some will affect only institutions with different charters than the Company or institutions that engage in activities in which we do not engage. However, it contains numerous other provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation.” Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on us are the following:
•
Change of the deposit insurance assessment base from the amount of insured deposits to consolidated assets less tangible capital, elimination of the ceiling on the size of the Deposit Insurance Fund (the “DIF”), and increase to the floor applicable to the size of the DIF, which generally will require financial institutions with assets in excess of $10 billion to pay a higher percentage of the aggregate insurance assessment than smaller institutions, such as Bank Rhode Island;

•
Permanent increase of the standard maximum amount of deposit insurance per customer to $250,000, and unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•
Repeal of the current prohibition on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Creation of a new consumer financial protection bureau empowered to exercise broad regulatory, supervisory and enforcement authority with respect federal consumer financial protection laws and with power to prohibit practices that it finds to be “unfair,” “deceptive,” or “abusive;”

•	New capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier 1 capital;;

•	New regulations on mortgage originators and new disclosure requirements and appraisal reforms intended to curb predatory lending; and

•	New corporate governance requirements, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
While most of the new regulatory initiatives arising from the Dodd-Frank Act will be focused on larger institutions, some will impact the operations of the Company. Many provisions may have the consequence of increasing the Company’s expenses, decreasing its revenues, and changing the activities in which the Company chooses to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities the Company may consider in the future, the Company’s financial performance, and the markets in which the Company operates will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.
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

Bancorp Rhode Island, Inc.

November 4, 2010	/s/ Merrill W. Sherman

(Date)	Merrill W. Sherman
President and Chief Executive Officer

November 4, 2010	/s/ Linda H. Simmons

(Date)	Linda H. Simmons
Chief Financial Officer and Treasurer