Form 10-K
period 2010-12-31
BANCORP RHODE ISLAND INC
filed 2011-03-15
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
(Annual Report Under Section 13 of the Securities Exchange Act of 1934)
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the voting common equity of the Registrant held by non-affiliates of the Registrant, based on the closing price on the Nasdaq Global Select Market SM was $97,056,118.
As of February 28, 2011, there were 4,688,242 shares of common stock (par value $0.01 per share) of the Registrant issued and outstanding.
Documents incorporated by reference:
Portions of Bancorp Rhode Island’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Form 10-K.
See pages 58 to 60 for the exhibit index.

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
The Bank is a commercial bank chartered as a financial institution in the State of Rhode Island and was formed in 1996 as a result of the acquisition of certain assets and liabilities divested in connection with the merger of Fleet Financial Group, Inc. and Shawmut National Corporation. Headquartered in Providence, Rhode Island, the Bank conducts business through 17 full-service branches, with 13 located in Providence County, 3 located in Kent County and 1 located in Washington County. The Bank augments its branch network through online banking services and automatic teller machines (“ATMs”), both owned and leased, located throughout Rhode Island.
The Bank provides a community banking alternative in the greater Providence market which is dominated by three large banking institutions, two national and one regional. Based on total deposits as of June 30, 2010 (excluding one bank that draws its deposits primarily from the internet), the Bank has the fifth largest deposit market share in Rhode Island and is the only mid-sized commercially-focused bank headquartered in Providence, the State’s capital. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans, commercial leases, deposit products, nondeposit investment products, cash management and online banking services, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. As a full-service community bank, the Bank seeks to differentiate itself from its large bank competitors through superior personal service, responsiveness and local decision-making. The Bank’s deposits are insured by the FDIC, subject to regulatory limits.

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
Overview
The Company, through the Bank, concentrates its business efforts in three main areas. First, the Bank emphasizes commercial lending. The high concentration of small to mid-size businesses in the Bank’s predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, the Bank believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. Second, the Bank has sought to grow its demand deposit, savings and other transaction-based accounts, collectively referred to as “core deposits.” The Bank has stressed development of full relationships with customers, including its commercial customers, who tend to be more relationship oriented than those who are seeking stand-alone or single transaction products. Third, the Bank seeks to leverage its knowledge and customer base to develop related lines of business. Since inception, the Bank has grown its consumer loan portfolio, acquired an equipment financing company, added sales of investment products, begun a private banking group and recently expanded its residential mortgage origination efforts.
In March 2010, the Bank marked its fourteenth year in business. During the past fourteen years, the Company has grown its assets, deposits and customer base significantly and has expanded the depth and breadth of its management team and staff. Also, the Bank has substantially enlarged and improved its branch network and enhanced its operating systems and infrastructure. The Bank was named the U.S. Small Business Administration’s (“SBA”) No. 1 lender in Rhode Island as of September 30, 2010 for the second consecutive year.
The Company continues to better leverage the footprint it has built and investments it has made. The Company continued its commercial loan and lease growth in 2010, with commercial outstandings increasing 6.5% from $732.4 million at the prior year-end to $780.3 million at December 31, 2010. Consumer loans also increased, while residential mortgages declined compared to 2009.
During the year, the Company added $6.9 million to its allowance for loan and lease losses. The provision exceeded net charge-offs by $2.1 million. The increased provision served to strengthen the ratio of the allowance to loans and leases to 1.61 percent at December 31, 2010, up from 1.49 percent at December 31, 2009. Nonperforming loans and leases at December 31, 2010 totaled $16.5 million, down from $18.3 million a year ago. As a percentage of total loans and leases, nonperforming loans and leases ended 2010 at 1.43%, compared to 1.65% at the end of the year in 2009. The Company believes its asset quality indicators continue to compare favorably to its peer group, reflecting a culture of prudence and diligence in its risk management practices and business approach.
In 2010, the Bank’s core deposits increased by $61.4 million, or 8.6%, which was offset by a decrease in certificate of deposit accounts of $39.5 million, or 10.2%. Overall, the Bank increased its total deposits by $21.9 million, or 2.0%, year-over-year. The increase in total deposits reflects the Bank’s strategic efforts to expand its commercial deposit relationships with existing and new customers and sales of retail deposit products through its branch network and in conjunction with consumer lending programs.
In late 2010, the Bank re-opened the Plainfield Pike branch in Cranston. The branch had been utilized as a self-service bank/ATM location since 2007. As of December 31, 2010, the Plainfield Pike branch had gathered deposits totaling $2.8 million. The East Greenwich, Lincoln (both opened in 2005) and Pawtucket branches (opened in 2007) continued to make progress in deposit gathering in 2010. In the aggregate, these branches’ deposit balances totaled $83.3 million at December 31, 2010, representing growth of $6.1 million, or 7.9%, since December 31, 2009.
Despite declining rates on interest-earning assets, the Company continued to proactively manage its balance sheet, resulting in a 31 basis point increase to the net interest margin year over year. Additionally, the Company’s quarterly dividend increased from $0.17 to $0.19 per share in the fourth quarter of 2010.
Noninterest income increased $397,000, or 4.3%, to $9.6 million in 2010 as compared to 2009. Deposit service charges continue to account for over half of the Company’s noninterest income, although decreasing to 54.2% in 2010 from 58.7% in 2009.
The improvement in the net interest margin coupled with management’s focus on controlling expenses drove the decline in the Company’s efficiency ratio from 68.76% in 2009 to 65.43% in 2010.

Lending Activities
The Bank’s business strategy has been to grow its commercial and consumer loan and lease portfolios while allowing its residential mortgage loan portfolio to decline gradually as a percent of total loans and leases. The Bank has allocated substantial resources to its commercial and consumer lending functions to facilitate and promote such growth. From December 31, 2005 through December 31, 2010, commercial loan and lease outstandings have increased $342.0 million, or 78.0%, and represent 67.5% of total loans and leases at December 31, 2010 compared to 46.1% at December 31, 2005. Consumer loan outstandings have increased $3.9 million, or 1.9%, from December 31, 2005 through December 31, 2010, and decreased from 21.7% of total loans and leases at December 31, 2005 to 18.2% of total loans and leases at December 31, 2010. Meanwhile, residential mortgage loans decreased from 32.2% of total loans and leases at December 31, 2005 to 14.3% of total loans and leases at December 31, 2010.
The Bank offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts. Approximately 65% of Rhode Island businesses, 75% of Rhode Island jobs and 76% of the Rhode Island population are located in Providence and Kent Counties. More than 98% of Rhode Island businesses have fewer than 100 employees. The Bank believes the financing needs of these businesses generally match the Bank’s lending profile and that the Bank’s branches are well-positioned to facilitate the generation of loans from this customer base.
The Bank’s commercial lending function is organized into two groups. The business lending group originates business loans and leases, often referred to as commercial and industrial loans and leases, including owner-occupied commercial real estate loans, term loans, revolving lines of credit and equipment loans and leases (through the Bank’s subsidiary, Macrolease). The commercial real estate group originates nonowner-occupied commercial real estate, multifamily residential real estate and construction loans.
The Bank’s branch network and business development team also play a role in business lending relationships generally under $500,000. Underwriting, processing and monitoring the bulk of business credit relationships under $500,000 million are supported by the Bank’s lending services group. The lending services group also processes and monitors consumer loans. The creation of the lending services group has enhanced the Bank’s ability to reach more borrowers with the same number of personnel as well as achieve more efficient processing and monitoring of these credits.
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
The Bank issues loan commitments to prospective borrowers subject to various conditions. Commitments generally are issued in conjunction with commercial loans and residential mortgage loans and typically are for periods up to 90 days. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 2010, the Bank had $250.8 million of aggregate commitments outstanding to fund loans and leases.
Overall, loans and leases produced total interest income of $59.3 million, or 81.5% of total interest and dividend income, in 2010 and $59.8 million, or 79.4% of total interest and dividend income, during 2009.
Commercial Real Estate and Multifamily Loans — The Bank originates loans secured by mortgages on owner-occupied and nonowner-occupied commercial and multifamily residential properties. At December 31, 2010, owner-occupied commercial real estate loans totaled $179.8 million, or 15.6% of the total loan and lease portfolio. Many of these customers have other commercial borrowing relationships with the Bank, as the Bank finances their other business needs. Generally these customer relationships are handled in the Bank’s business lending group. Nonowner-occupied commercial real estate loans totaled $200.8 million, or 17.4% of the total loan and lease portfolio, and multifamily residential loans totaled $79.9 million, or 6.9% of the total loan and lease portfolio, and are generally handled in the Bank’s commercial real estate group. These real estate secured commercial loans are offered as both fixed and adjustable rate products. The Bank typically charges higher interest rates on these loans than those charged on adjustable rate loans secured by one- to four-family residential units. Additionally, the Bank may charge origination fees on these loans.

The Bank’s underwriting practices for permanent commercial real estate and multifamily residential loans are intended to assure that the property securing these loans will generate a positive cash flow after operating expenses and debt service payments. The Bank requires appraisals before making a loan and generally requires the personal guarantee of the borrower. Permanent loans on commercial real estate and multifamily properties generally are made at a loan-to-value ratio of no more than 80%.
Loans secured by nonowner-occupied commercial real estate and multifamily properties involve greater risks than owner-occupied properties because repayment generally depends on the rental income generated by the property. In addition, because the payment experience on loans secured by nonowner-occupied properties is often dependent on successful operation and management of the property, repayment of the loan is usually more subject to adverse conditions in the real estate market or the general economy than is the case with owner-occupied real estate loans. Also, the nonowner-occupied commercial real estate and multifamily residential business is cyclical and subject to downturns, over-building and local economic conditions. See discussion regarding the Bank’s construction lending activities below.
Commercial and Industrial Loans — The Bank originates non-real estate commercial loans that, in most instances, are secured by equipment, accounts receivable or inventory, as well as the personal guarantees of the principal owners of the borrower. Unlike many community banks, the Bank is able to offer asset-based commercial loan facilities that monitor advances against receivables and inventories on a formula basis. A number of commercial and industrial loans are granted in conjunction with the SBA loan guaranty programs and include some form of SBA credit enhancement. The Bank utilizes credit scoring in evaluating business loans of up to $500,000. Commercial lending activities are supported by noncredit products and services, such as letters of credit and cash management services, which are responsive to the needs of the Bank’s commercial customers.
At December 31, 2010, commercial and industrial loans totaled $157.9 million, or 13.7% of the total loan and lease portfolio. Macrolease-generated equipment loans accounted for $40.8 million of the commercial and industrial portfolio. Generally, commercial and industrial loans have relatively shorter maturities than residential and commercial real estate loans, or are at adjustable rates without interest rate caps. Unlike residential and commercial real estate loans, which generally are based on the borrower’s ability to make repayment from employment and rental income and which are secured by real property whose value tends to be relatively easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time.
Leases — At December 31, 2010, leases comprised 5.9% of the total loan and lease portfolio. In May 2005, the Bank, through its Macrolease subsidiary, purchased substantially all of the operating assets of Macrolease International Corporation, a privately held national equipment financing company based on Long Island in Plainview, New York. With the Macrolease platform, the Bank originates equipment leases for its own portfolio, as well as originating leases for third parties as a source of noninterest income. From time to time, Macrolease purchases leases from third parties. Macrolease-generated leases were $47.5 million at December 31, 2010. Leases sold during 2010 totaled $1.2 million, which generated $65,000 of noninterest income.
In addition to the Macrolease platform, the Bank purchases equipment leases from originators outside of the Bank. The U.S. Government and its agencies are the principal lessees on the purchased leases. These “government” leases generally have maturities of less than fifteen years and are not made dependent on residual collateral values. At December 31, 2010, the commercial loan and lease portfolio included $19.9 million of purchased government leases.
Small Business Loans — The Bank utilizes the term “small business loans” to describe business lending relationships of approximately $500,000 or less which it originates through business development officers and its branch network. These loans are generally secured by the assets of the business, as well as the personal guarantees of the business’ principal owners. A number of these loans are granted in conjunction with the SBA’s Low-Doc and Express programs and include some form of SBA credit enhancement. At December 31, 2010, small business loans totaled $62.8 million, or 5.4% of the total loan and lease portfolio. Generally, small business loans are granted at higher rates than commercial and industrial loans. These loans have relatively short-term maturities or are at adjustable rates without interest rate caps.

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
Construction Loans — The Bank originates residential construction loans to builders to construct one- to four-family residential units for resale. The Bank also makes construction loans for the purpose of constructing multifamily or commercial properties. At December 31, 2010, outstanding construction loans totaled $30.3 million, or 2.6% of the total loan and lease portfolio. During the construction period, these loans are generally on an interest-only basis.
The Bank’s underwriting practices for construction loans are similar to those for commercial real estate loans, but they also are intended to assure completion of the project and take into account the feasibility of the project, among other things. As a matter of practice, the Bank generally lends an amount sufficient to pay a percentage of the property’s acquisition costs and a majority of the construction costs, but requires that the borrower have equity in the project. The Bank requires property appraisals and generally the personal guarantee of the borrower, as is the case with commercial real estate loans.
The risks associated with construction lending are greater than those with commercial real estate lending and multifamily lending on existing properties for a variety of reasons. The Bank seeks to minimize these risks by, among other things, often using the inspection services of a consulting engineer for commercial construction loans, advancing money during stages of completion and generally lending for construction of properties within its market area to borrowers who are experienced in the type of construction for which the loan is made, as well as by adhering to the lending standards described above. The Bank generally requires from the borrower evidence of either pre-sale or pre-lease commitments on certain percentages of the construction project for which the loan is made.
Residential Mortgage Loans — The Bank’s one- to four-family residential mortgage loan portfolio consists primarily of whole loans purchased from other financial institutions. In past years, the Bank purchased fixed- and adjustable-rate (“ARM”) mortgage whole loans from other financial institutions both in New England and elsewhere in the country. The Bank performed due diligence procedures when purchasing these mortgages considering the loan characteristics such as debt to income ratio, loan to value ratio, credit score, property type and the level of credit enhancement. Although the Bank has not purchased any mortgages since 2007, the Bank anticipates continuing to purchase residential mortgage loans to the extent its commercial and consumer loan originations are not sufficient to fully utilize available cash flows and opportunities to purchase desirable loans exist. With the exception of approximately $26.0 million of purchased mortgages, servicing rights related to the whole loan mortgage portfolio are retained by the mortgage servicing companies. The Bank pays a servicing fee ranging from .25% to .375% to the mortgage servicing companies for administration of the loan portfolios. As of December 31, 2010, approximately 28% of the residential mortgage loan portfolio consisted of loans secured by real estate outside of New England.
Historically, the Bank has offered fixed- and variable-rate mortgages through its branch network as an accommodation to its customers. In 2010, the Bank began a modest first mortgage origination effort, hiring three originators and intending to sell or portfolio these loans as the Bank’s balance sheet and fee income needs dictate. The Bank originated $26.3 million of mortgage loans for its portfolio during 2010, compared to $3.5 million in 2009. Fees from mortgage loans originated for third parties decreased to $62,000 from $83,000 in the prior year. Overall, the Bank anticipates that its residential mortgage loan portfolio will decline long-term as it continues to focus its resources on commercial and consumer lending.
At December 31, 2010, one- to four-family residential mortgage loans totaled $164.9 million, or 14.3% of the total loan and lease portfolio. The fixed rate portion of this portfolio totaled $57.9 million and had original maturities of 15 to 30 years. The adjustable rate portion of this portfolio totaled $106.3 and generally had original maturities of 30 years. Interest rates on adjustable rate loans are set for an initial period of one, three, five, seven or ten years with annual adjustments for the remainder of the loan. These loans have periodic rate adjustment caps of primarily 2% and lifetime rate adjustment caps of either 5% or 6%. There are no prepayment penalties for the one- to four-family residential mortgage loans.
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

Consumer and Other Loans — The Bank originates a variety of term loans and lines of credit for consumers. At December 31, 2010, the consumer loan portfolio totaled $210.3 million, or 18.2% of the total loan and lease portfolio. Over the past five years, consumer loans have increased by $3.9 million, or 1.9%. Compared to the prior year-end, consumer loans have increased by $4.2 million, or 2.0%.
Home equity term loans and home equity lines of credit comprised 98.8% of the consumer loan portfolio at December 31, 2010. These loans and lines of credit are generally offered for up to 80% of the appraised value of the borrower’s home, less the amount of the remaining balance of the borrower’s first mortgage. The Bank also offers direct automobile loans, savings secured loans and personal loans.
Asset Quality
As economic conditions began to improve in 2010, nonperforming assets and net charge-offs declined compared to the prior year. At December 31, 2010, the Company had nonperforming assets of $17.6 million, or 1.10% of total assets, compared to $20.0 million, or 1.26% of total assets, at December 31, 2009. The Bank made additions to the allowance for loan and lease losses of $6.9 million and $9.9 million during 2010 and 2009 and experienced net charge-offs of $4.7 million and $8.0 million, respectively. At December 31, 2010, the allowance for loan and lease losses was $18.7 million and represented 1.61% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $16.5 million, representing 1.49% of total loans and leases outstanding at December 31, 2009. If current economic conditions worsen, management believes that the level of nonperforming assets will increase, as will its level of charged-off loans and leases.
Investment Activities
Investments, an important component of the Company’s diversified asset structure, are a source of earnings in the form of interest and dividends, and provide a source of liquidity to meet lending demands and fluctuations in deposit flows. Overall, the portfolio, comprised primarily of overnight investments, government sponsored enterprise (“GSE”) obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and Federal Home Loan Bank of Boston (“FHLB”) stock, represented $376.7 million, or 23.5% of total assets, as of December 31, 2010. The majority of these securities are rated investment grade by at least one major rating agency.
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
Overall, in 2010, investments produced total interest and dividend income of $13.5 million, or 18.5%, of total interest and dividend income compared to $15.5 million, or 20.6% of total interest and dividend income, during 2009.
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
The Bank seeks to develop relationships with its customers in order to become their primary bank. In order to achieve this, the Bank has stressed growing its core deposit account base. Core deposits increased $61.4 million, or 8.6%, compared to the prior year. Within core deposits, demand deposit and money market accounts increased to $264.3 million and $96.3 million, respectively, at December 31, 2010 from $204.3 million and $65.1 million, respectively, at December 31, 2009, while savings balances declined to $341.7 million at December 31, 2010, a decrease of $25.6 million, or 7.0%. Core deposits as a percentage of total deposits increased to 69.0% at December 31, 2010 from 64.8% at December 31, 2009. Certificate of deposit accounts decreased $39.5 million, or 10.2%, to $347.6 million at December 31, 2010. Overall, total deposits increased $21.9 million, or 2.0%, at December 31, 2010 as compared to the prior year.
As a by-product of the Bank’s emphasis on checking account growth, as well as deposit fee enhancement programs, service charges on deposit accounts, which include nonsufficient funds (“NSF”) fees, have grown over the years and represent the largest source of noninterest income for the Company. Service charges on deposit accounts decreased by $199,000, or 3.7%, from $5.4 million for 2009, to $5.2 million for 2010. Management believes the decline was caused primarily by two factors. Effective July 1, 2010, the Board of Governors of the Federal Reserve System (“FRB”) changed its consumer electronic funds transfer regulation (“Regulation E”), limiting the ability of financial institutions to charge NSF fees in certain circumstances. These changes require financial institutions to obtain consumer consent, or require customers to “opt-in”, before charging a consumer for paying overdrafts on automated teller machine and one-time debit card transactions. These restrictions on NSF fees have reduced the Bank’s noninterest income. In addition to the changes to Regulation E, the recessionary environment has prompted consumers’ caution and aversion to unnecessary spending. If this trend continues or worsens, noninterest income may remain at or further decline from levels previously experienced. Additionally, there is legislation pending in the U.S. Senate to further restrict NSF fees by limiting the number of overdrafts for which a financial institution may charge a consumer to one per month with an annual limit of six overdraft fees. If enacted, the proposed change is likely to have further negative effects on the Bank’s noninterest income.

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
As a general policy, the Bank reviews the deposit accounts it offers to determine whether the accounts continue to meet customers’ needs and the Bank’s asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine, implement and monitor pricing policies and practices consistent with the Bank’s Asset/Liability Committee’s strategy, as well as overall earnings and growth goals. The Pricing Committee analyzes the cost of funds and also reviews the pricing of deposit related fees and charges.
Borrowings and Liquidity
The Bank derives cash flows from several sources, including loan and lease repayments, deposit inflows and outflows, sales of available for sale securities and FHLB and other borrowings. Loan and lease repayments and deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions. To broaden its liquidity sources, the Bank uses such resources as brokered deposits and repurchase agreements.
The Bank utilizes borrowings on both a short- and long-term basis to compensate for reductions in normal sources of funds on a daily basis and as opportunities present themselves. The Bank will utilize borrowings and invest excess cash as part of its overall strategy to manage interest rate risk. At December 31, 2010, total borrowings were $335.3 million compared to $350.8 million at December 31, 2009.
Nondeposit Investment Products and Services
Since January 2001, the Bank has managed a nondeposit investment program through which it makes available to its customers a variety of mutual funds, fixed- and variable-annuities, stocks, bonds and other fee-based products. These investment products are primarily offered through an arrangement with Commonwealth Equity Services, Inc., of Waltham, Massachusetts (“Commonwealth”). Commissions on nondeposit investment products for the years ending December 31, 2010 and 2009 were $740,000 and $776,000, respectively.
Employees
At December 31, 2010, the Company had 249 full-time and 25 part-time employees. The Company’s employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program that includes health and dental insurance, life and long-term disability insurance and a 401(k) plan.
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

The Company and the Bank are subject to extensive periodic reporting requirements concerning financial and other information. In addition, the Bank and the Company must file such additional reports as the regulatory and supervisory authorities may require. The Company also is subject to the reporting and other dictates of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Sarbanes-Oxley Act of 2002. As a listed company on NASDAQ, the Company is subject to NASDAQ rules for such companies. Since 2002, changes to SEC and NASDAQ rules have accelerated the reporting of numerous internal events and increased the Company’s filing obligations and related costs.
The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, the Company is regulated and supervised by the FRB. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Act (“Dodd-Frank Act”), the FDIC has backup enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if such holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Company is also subject to certain laws of the State of Rhode Island.
The Bank is a Rhode Island chartered non-member bank of the Federal Reserve System. The Bank’s deposits are insured by the DIF of the FDIC. Accordingly, the Bank is subject to regulation, supervision and examination by the FDIC and the Rhode Island Department of Business Regulation (“Department of Business Regulation”).
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
Deposit Insurance — The Bank’s deposits are insured by the DIF of the FDIC to the legal maximum for each separately insured depositor. Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 31, 2013). The coverage limit is per depositor, per insured depository institution for each account ownership category.
On October 14, 2008, the FDIC instituted a Transaction Account Guarantee Program (“TAG program”) that provided for temporary unlimited FDIC coverage of noninterest-bearing deposit transaction accounts, NOW (interest-bearing deposit) accounts earning no more than 0.50% interest and IOLTAs (lawyers’ trust accounts). Coverage under the TAG program, funded through DIF assessments paid by participating financial institutions, was in addition to and separate from the additional coverage announced under the Emergency Economic Stabilization Act of 2008. In August 2009, the FDIC extended the TAG program through June 30, 2010 and, in June 2010, again extended the program for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the TAG program, without further rulemaking, for a period of time not to exceed December 31, 2011. The Bank elected to participate in the TAG program through the extended period. The DIF assessment for 2009 was 10 basis points and in 2010 ranged from 15 basis points to 25 basis points, depending on the institution’s Risk Category. In July 2010, the Dodd-Frank Act was enacted, which provides for unlimited deposit insurance for noninterest-bearing transactions accounts (excluding NOW accounts, but including IOLTAs) beginning December 31, 2010 for a period of two years. Insured financial institutions are not permitted to opt out of this insurance program and the FDIC will not charge a separate DIF assessment for this coverage.
The Federal Deposit Insurance Act, as amended (“FDIA”), provides that the FDIC shall set deposit insurance assessment rates on a semiannual basis and requires the FDIC to increase deposit insurance assessments whenever the ratio of DIF reserves to insured deposits in the DIF falls below a specified percentage. The DIF reserve ratio calculated by the FDIC at September 30, 2010 was a negative 0.15%. The Dodd-Frank Act increased the required minimum DIF reserve ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020.
The FDIC has established a risk-based bank assessment system, the rates of which are determined on the basis of a particular institution’s supervisory rating and capital level. For 2007, assessment rates for well-managed, well-capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. In 2007, the FDIC issued one-time assessment credits that could be used to offset this expense. The Bank paid a minimum assessment of $2,000 in 2007, largely through the utilization of this one-time credit. In 2008, the Bank fully utilized the remainder of this credit.
In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in an attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier I capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well-managed, well-capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually.

On May 22, 2009, the FDIC imposed a 5 basis point special assessment on the assets less Tier I capital as of June 30, 2009 of all FDIC-insured institutions. The FDIC is authorized to levy an additional 5 basis points in special assessments. Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment rate was adjusted quarterly for an estimated 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted, with any funds remaining after June 30, 2013 to be returned to the institution. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. The Bank prepaid $6.5 million of the assessment on December 30, 2009 and $4.3 million remained as a prepaid balance at December 31, 2010.
The Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011. The new rule retains the risk category system for small insured depository institutions like the Bank (i.e., with less than $10 billion in assets), assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation. For “large institutions” (i.e., institutions with at least $10 billion in assets) and “highly complex institutions” the rule eliminates risk categories and the use of long-term debt issuer ratings for calculating risk-based assessments and requires the use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. The total base assessment rates for small institutions will be between 0.5 and 45 basis points, while assessment rates for large institutions and highly complex institutions will be between 2.5 and 45 basis points, with the minimum and maximum determined by the DIF reserve ratio at the time.
According to the FDIC press release, the new pricing system for large institutions and highly complex institutions will result in higher assessment rates for banks with high-risk asset concentration, less stable balance sheet liquidity or potential higher loss severity in the event of a failure. The new rule will take effect for the second quarter of 2011 and will be reflected in the invoices for assessments due September 30, 2011. However, because the Dodd-Frank Act requires that several changes be made to the Consolidated Reports of Condition and Income (“Call Report”) and the Thrift Financial Report, the effective date is contingent upon these changes being made and may be delayed.
The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution had engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by the FDIC.
Safety and Soundness Standards — The FDIA also directs each federal banking agency to prescribe standards for safety and soundness for insured depository institutions and their holding companies relating to operations, management, asset quality, earnings and stock valuation.
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
Regulatory Capital Requirements
FDIC Requirements — FDIC-insured institutions must meet specified minimal capital requirements and are subject to varying regulatory restrictions based upon their capital levels. All banks are subject to restrictions on capital distributions (such as dividends, stock repurchases and redemptions) and payment of management fees if, after making such distributions or payment, the institution would be undercapitalized. FDIC-insured banks that have the highest regulatory rating and are not anticipating or experiencing significant growth are required to maintain a capital ratio calculated using Tier I capital (as defined below) to total assets (“Tier I Leverage Ratio”) of at least 3.0%. All other banks are required to maintain a minimum leverage capital ratio of 1.0% to 2.0% above 3.0%, with a minimum of 4.0%.

In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk, which require FDIC-insured banks to maintain capital-to-risk weighted asset ratios based on Tier I capital (“Tier I Risk-Based Capital Ratio”) of at least 4.0% and on total capital (“Total Risk-Based Capital Ratio”) of at least 8.0%. The guidelines provide a general framework for assigning assets and off-balance sheet items (such as standby letters of credit) to broad risk categories and provide procedures for the calculation of the Risk-Based Capital Ratio. Tier I (sometimes referred to as “core”) capital consists of common shareholders’ equity, qualifying, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. “Supplementary” or Tier 2 capital includes perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. Certain intangible assets are deducted in computing the Capital Ratios.
Prompt Corrective Action Provisions — In order to resolve the problems of undercapitalized institutions, FDICIA established a system known as “prompt corrective action.” Under prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories reflecting the institution’s capitalization. These categories are the following: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. For an institution to be well-capitalized, it must have a Total Risk-Based Capital Ratio of at least 10%, a Tier I Risk-Based Capital Ratio of at least 6% and a Tier I Leverage Ratio of at least 5% and not be subject to any specific capital order or directive. In contrast, an institution will be deemed to be significantly undercapitalized if it has a Total Risk-Based Capital Ratio that is less than 6%, or a Tier I Risk-Based Capital Ratio that is less than 3%, or a leverage ratio that is less than 3%, and will be deemed to be critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.
As of December 31, 2010, the Bank’s Tier I Leverage Ratio was 8.00%, its Tier I Risk-Based Capital Ratio was 11.13% and its Total Risk-Based Capital Ratio was 12.39%. Based upon the above ratios, the Bank is considered “well-capitalized” for regulatory capital purposes.
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
The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. As of December 31, 2010, the Company had $13.4 million outstanding of subordinated deferrable interest debentures issued to its three statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. These trust preferred securities were issued prior to May 19, 2010 and, therefore, are eligible to be included in the Company’s Tier I capital. As of December 31, 2010, on a consolidated basis, the Company’s Tier I Leverage Ratio was 8.10%, its Tier I Risk-Based Capital Ratio was 11.27% and its Total Risk-Based Capital Ratio was 12.53%. Based upon the above ratios, the Company is considered “well-capitalized” for regulatory capital purposes.

U.S. Treasury Capital Purchase Program — On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”), became law, giving the U.S. Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, the Treasury established a number of programs, including the Capital Purchase Program (“CPP”). Pursuant to the CPP, the Treasury purchased senior preferred stock, along with warrants to purchase common stock, from certain financial institutions. During the time the Treasury holds securities issued pursuant to this program, participating financial institutions are required to comply with (1) certain provisions regarding executive compensation paid to senior executives and certain other highly compensated employees, and (2) corporate governance disclosure and certification requirements. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities.
In December 2008, the Company became a participant in the CPP and issued the Treasury $30 million of preferred stock and a warrant to purchase 192,967 shares of common stock at an exercise price of $23.32 per share. In the third quarter of 2009, the Company repurchased the preferred stock and common stock warrant and exited the CPP. The repurchase of the preferred stock resulted in the recognition of $1.3 million in prepayment charges on the discount associated with its issuance. During the eight months the Company was a CPP participant, it was subject to the restrictions and requirements described above.
As previously mentioned, as of December 31, 2010, the Company and the Bank remained well-capitalized under the standards established by the FRB and FDIC. The Company’s tangible common equity ratios of 7.31% and 6.87% at December 31, 2010 and 2009, respectively, also demonstrate the Company’s capital strength.
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
In December 2009, the Basel Committee on Banking Supervision released for comment a proposal to strengthen global capital regulations, with additional guidance published in July and September 2010. These capital reforms, which have become known as “Basel III”, were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The key elements of Basel III include raising the quality, consistency and transparency of the capital base, strengthening the risk coverage of the capital framework, introducing a leverage ratio that is different from the U.S. leverage ratio measures and promoting the build-up of capital buffers. Many detailed elements of Basel III proposals remain to be finalized in 2011 and would then need to be implemented by U.S. regulators. As proposed, Basel III would be phased in over a four-year period up to 2019 when full implementation would have been achieved.
The Dodd-Frank Act contains several provisions relating to capital requirements for U.S. banking institutions. For example, the so-called “Collins Amendment” requires U.S. regulators to impose more stringent capital requirements on U.S. institutions. Although Basel III and the Dodd-Frank Act have similar objectives, there are differences in the capital requirements imposed by the Dodd-Frank Act and the standards proposed under Basel III. There are also important differences in the implementation schedules.
The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. Although any U.S. proposal would apply to banking organizations subject to the Basel II regime to which the Company is not currently subject, the proposal might also impact the Company and other banking organizations.

Restrictions on Transactions with Affiliates and Insiders
The Bank is subject to certain federal statutes limiting transactions with non-banking affiliates and insiders. Section 23A of the Federal Reserve Act limits loans or other extensions of credit to, asset purchases with and investments in, affiliates of the Bank, such as the Company, to ten percent (10%) of the Bank’s capital and surplus. Further, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. Section 23B of the Federal Reserve Act, among other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated persons.
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
The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.
Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $8.6 million at December 31, 2010 and $8.4 million at December 31, 2009. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other unaffiliated persons, and do not represent more than normal credit risk.
Interstate Banking
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized and managed bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Rhode Island law, an out-of-state bank or bank holding company may merge with or acquire a Rhode Island state-chartered bank or bank holding company if the law of the state in which the acquiring bank is located permits such merger.
The Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the Office of the Comptroller of the Currency (“OCC”) now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state to the same extent as a bank chartered by that state would be permitted to branch. Accordingly, banks will be able to enter new markets more freely.
Gramm-Leach-Bliley Act
In late 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLB Act”), which repealed provisions of the 1933 Glass-Steagall Act that required separation of the commercial and investment banking industries. The GLB Act expands the range of non-banking activities that certain bank holding companies may engage in while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. In order to engage in these new non-banking activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its banking subsidiaries is “well-capitalized” and “well-managed” and has a rating of “Satisfactory” or better under the Community Reinvestment Act of 1977.

Under the GLB Act and its implementing regulations, financial holding companies may engage in any activity that (i) is financial in nature or incidental to a financial activity under the GLB Act or (ii) is complementary to a financial activity and does not impose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act and its accompanying regulations specify certain activities that are financial in nature such as acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The new financial activities authorized by the GLB Act may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted in a financial holding company. The FRB and the Secretary of the Treasury have the authority to decide whether other activities are also financial in nature or incidental thereto, taking into account changes in technology, changes in the banking marketplace, competition for banking services and other pertinent factors. Although the Company may meet the qualifications to become a financial holding company, it has no current plans to elect such status.
The GLB Act also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, the GLB Act provides protection against the transfer and use by financial institutions of consumers’ nonpublic, personal information. The GLB Act contains a variety of additional provisions, which, among others, impose additional regulatory requirements on certain depository institutions and reduce certain other regulatory burdens, modify the laws governing the Community Reinvestment Act of 1977, and address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
In granting other types of financial institutions more flexibility, the GLB Act has increased the number and type of institutions engaging in the same or similar activities as those of the Company and the Bank, thereby creating a more competitive atmosphere.
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
USA PATRIOT Act — The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, the following matters, among others: customer identification programs, money laundering; suspicious activities and currency transaction reporting; currency crimes; and cooperation between financial institutions and law enforcement authorities.
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
Recent Regulatory Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act - In response to the current national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Act, which is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance, securities regulation, executive compensation, regulation of derivatives, corporate governance and consumer protection. While these changes in the law will have a major impact on large financial institutions, even relatively smaller institutions such as the Company will be affected.
For example, state consumer financial protection laws historically have been preempted in their application to national banking associations by the National Bank Act and rules and interpretations adopted by the OCC under that statute. Federal preemption of these laws will be diminished under the new regulatory regime, as Congress has authorized states to enact their own substantive protections and to allow state attorney generals to initiate civil actions to enforce federal consumer protections. In this respect, the Company will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the FRB. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies and will have substantial power to define the rights of consumers and responsibilities of providers, including the Company.
In addition, among the many changes mandated by the Dodd-Frank Act that can be expected to have an effect on the Company and the Bank are the following:
•
Change of the deposit insurance assessment base from the amount of insured deposits to consolidated assets less tangible capital, elimination of the ceiling on the size of the DIF and increase to the floor applicable to the size of the DIF, which are expected to require financial institutions with assets in excess of $10 billion to pay a higher percentage of the aggregate insurance assessment than smaller institutions, such as the Bank;

•
Permanent increase of the standard maximum amount of deposit insurance per customer to $250,000, and unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•
Repeal of the current prohibition on the payment of interest on demand deposits effective July 21, 2011, thereby permitting, and perhaps competitively compelling, depository institutions to pay interest on business transaction and other accounts;

•
Requires the FRB to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•	New minimum capital requirements for holding companies will be adopted and any new trust preferred securities (issued after May 19, 2010) will no longer be eligible as Tier I capital;

•	New regulations on mortgage originators and new disclosure requirements and appraisal reforms intended to curb predatory lending; and

•	New corporate governance requirements, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier I capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future. It is also likely that the Company’s expenses will increase as a result of new compliance requirements.
Overdraft Protection — Effective July 1, 2010, the FRB amended Regulation E, to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts into such payment of overdrafts. The new rule does not apply to overdraft services with respect to checks, ACH transactions or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. Financial institutions are required to provide to customers written notice describing overdraft services, fees imposed, and other information, and to provide customers with a reasonable opportunity to opt in to the service. Before financial institutions may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in. Due to low customer opt-in rates, the Company’s noninterest income was negatively affected during the second half of 2010.
S.A.F.E. Act Registration Requirements - In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), the federal banking agencies announced final rules in July 2010 to implement the provisions of the SAFE Act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans. The initial period for federal registration of residential mortgage loan originators has begun, and will run from January 31, 2011 through July 29, 2011.
Incentive Compensation Policies and Restrictions - In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
In addition, on February 7, 2011, the federal banking agencies, along with the National Credit Union Administration, the SEC and the Federal Housing Finance Agency, published for comment a proposed rule that would regulate incentive-based compensation for entities deemed to be a “covered financial institution”, which would include both the Company and the Bank. Such institutions would need to file an annual report with their primary federal regulator detailing the structure of incentive-based plans. These proposed rules implement Section 956 of the Dodd-Frank Act and incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation. Comments are due within 45 days of publication in the Federal Register.
Interagency Appraisal and Evaluation Guidelines - In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.
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

Proposed Legislation and Regulatory Action
Various legislation, regulations and statutes affecting financial institutions and the financial industry will likely continue to be introduced. Such legislation, regulations and statutes may further change the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether the proposed legislation, regulations and statutes are enacted. If enacted, the effect that these changes or the implementation of these changes, would have on the financial condition or results of operations of the Company or the Bank is uncertain.
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
Risks Related to Our Business
Negative developments in the financial services industry and U.S. and global credit markets have and may continue to have an adverse effect on our operations and results.
During 2008 and the first half of 2009, capital and credit markets experienced unprecedented levels of volatility and disruption. These negative developments in the capital markets have resulted in uncertainty in the financial markets in general and a significant economic downturn in 2009 which continued through 2010. Loan portfolio performances have deteriorated at most institutions, including the Bank, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. Additionally, legislators and regulators have promulgated new laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies have been and are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments have, and may continue to negatively impact our operations by restricting our business operations and imposing increased costs, and adversely impact our financial performance.
The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.
The continued deterioration of overall market conditions adversely affected our financial performance in 2010. A continued economic downturn or prolonged economic stagnation in the U.S. markets and our markets may have further negative impacts on our business. The failure of the U.S. economy in general and the economy in areas where we lend (or previously provided real estate financings) to improve could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan and lease portfolios and provision for loan and lease losses. Negative conditions in our market could adversely affect our borrowers’ ability to repay their loans and leases and the value of the underlying collateral, which in turn, may negatively impact our financial results. We do not expect that the difficult conditions in the financial markets and in our own local market are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
In response to the financial crisis affecting the banking system and financial markets, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”). The U.S. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program (“TARP”), the FDIC’s temporary liquidity guaranty (“TLG”) program and various forms of assistance to homeowners in restructuring mortgage payments on qualifying loans. The actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy cannot be accurately predicted. In addition, TARP and the TLG are winding down, and the effects of this wind-down cannot be predicted. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The Dodd-Frank Act and other recent legislative and regulatory initiatives contain numerous provisions and requirements that could detrimentally affect our business.
On July 21, 2010, the President of the United States signed the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws, weakens the federal preemption rules that have been applicable for national banks and federal savings associations, imposes certain capital requirements on financial institutions, eliminates the federal prohibitions on paying interest on demand deposits, broadens the base for FDIC deposit insurance assessments, requires publicly traded companies to provide non-binding votes on executive compensation and so-called “golden parachute” payments, and directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives. Many provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on the Company’s current activities or new financial activities we may consider in the future, our financial performance, and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. However, it is expected that at a minimum they will increase our operating and compliance costs, may require us to increase our regulatory capital and may limit our ability to pursue business opportunities in an efficient manner.
Current regional and local economic conditions could adversely affect our profitability.
Our operations are located principally in Rhode Island. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Rhode Island, like many other states in New England and across the country, is facing a mix of growing budget deficits, increasing foreclosures and decreasing home prices. Furthermore, Rhode Island’s unemployment rate continues to exceed the national average and is currently the fifth highest unemployment rate in the United States and the highest in New England.
In order to address the precarious circumstances facing Rhode Island and estimated budget shortfalls in the coming years, the state legislature is grappling with decisions over deep spending cuts in welfare programs and other social services, reductions in the state’s employee workforce and severe cutbacks in state aid to cities and towns. It is also possible that tax increases on both individuals and businesses will be needed in the near future to close the budget gap. These measures, combined with high unemployment and the general slowdown in the national economy, could negatively impact the operations and financial condition of the Bank’s customers, and thus the quality of the Bank’s assets, as well as the Bank’s ability to originate new business. Additionally, Rhode Island businesses, like many companies throughout the United States, are being forced to deal with ever-increasing health care costs, which may adversely affect the earnings and growth potential for such companies, which may in turn negatively impact Rhode Island’s ability to attract and retain businesses in the state.

Continued stagnation or further deterioration economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.
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
In 2009, the FDIC substantially increased assessment rates of insured institutions, imposed an additional special assessment and required banks to prepay three years’ worth of estimated deposit insurance premiums. The Dodd-Frank Act makes permanent the $250,000 insurance limit for insured deposits and extends coverage for noninterest-bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments (which will now be based on the average consolidated total assets less tangible equity capital of a financial institution) and requires the FDIC to increase the deposit insurance fund reserve ratio from 1.15% to 1.35% of insured deposits by 2020. These legislative changes may result in further increases in FDIC insurance assessments. We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. Any future premium increases or special assessments would adversely impact our earnings.
Restrictions on debit card interchange fees may adversely affect our profitability.
Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. No later than April 21, 2011, the FRB is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. Although the restrictions on interchange fees do not apply to banks (such as Bank Rhode Island) that, together with their affiliates, have assets of less than $10 billion, the Bank may be forced to reduce its debit card interchange fees in order to compete with larger institutions. In addition, merchants will now control the entire transaction process and may drive customers to cheaper price-controlled cards instead of cards issued by the Bank, which could be detrimental to our business.

Changes in customer behavior could adversely affect our profitability.
Changes in customer behavior regarding use of deposit accounts could result in lower fee revenue, higher borrowing costs and higher operational costs for the Company. We obtain a large portion of our fee revenue from service charges on our deposit accounts and depend on low-interest cost deposits as a significant source of funds. In recent years, customers have demonstrated improved cash management, which has reduced the amount of service charges they incur. Recent changes to consumer electronic funds transfer regulations have further limited our ability to charge overdraft fees. In addition, competition from other financial institutions could result in higher numbers of closed accounts and increased account acquisition costs. We actively monitor customer behavior and try to adjust policies and marketing efforts accordingly to attract new and retain existing deposit account customers, but there can be no assurance that such efforts will be successful.
Our focus on commercial lending may result in greater risk of losses.
At December 31, 2010, 67.5% of our loan and lease portfolio consisted of commercial real estate, business and construction loans and leases, an increase from 65.9% of our loan and lease portfolio at December 31, 2009. We intend to continue to emphasize the origination of these types of loans and leases. Historically, these loans have had a greater risk of nonpayment and loss than residential mortgage loans because repayment of these types of loans often depends on the successful business operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers than do individual one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Additionally, the primary focus of our business strategy is to serve small- to medium-sized businesses and most of our commercial customers are small- to medium-sized firms. During periods of economic weakness, small- to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.
Our allowance for loan and lease losses may be insufficient to cover actual loan and lease losses.
The risk of loan and lease losses varies with, among other things, business and economic conditions, the character and size of the portfolio, loan growth, delinquency trends, industry loss experience, nonperforming loan trends, the creditworthiness of borrowers and, in the case of a collateralized loan, the value of the collateral. Based upon such factors, our management arrives at an appropriate allowance for loan and lease losses by maintaining a risk rating system that classifies all loans and leases into varying categories by degree of credit risk, and establishes a level of allowance associated with each category. As part of our ongoing evaluation process, including a formal quarterly analysis of allowances, we make various subjective judgments as to the appropriate level of allowance with respect to each category, judgments as to the categorization of any individual loan or lease, as well as additional subjective judgments in ascertaining the probability and extent of any potential losses. If our subjective judgments prove to be incorrect, our allowance for loan and lease losses may not cover inherent losses in our loan and lease portfolio, or if bank regulatory officials or changes in economic conditions require us to increase the allowance for loan and lease losses, earnings could be significantly and adversely affected. Material additions to our allowance would materially decrease net income. At December 31, 2010, the allowance for loan and lease losses totaled $18.7 million, representing 1.61% of total loans and leases. There can be no assurance that, in the current environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect the Company’s business, financial position and results of operation.
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

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences increase the risk of potential impairment on these assets. During the year ended December 31, 2010, we incurred losses for other-than-temporarily impairment of securities of $1.0 million. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future earnings. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be charged to earnings in future periods, resulting in realized losses.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the investment securities that we own.
During 2008, the U.S. Government, through the Federal Housing Authority and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the mortgage-backed securities, collateralized mortgage obligations and other securities that we own. Additionally, we may experience an increased level of restructured loans in our residential mortgage portfolio.
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
The Company, as the holding company of the Bank, has no significant assets other than the common stock of the Bank. While we have operated profitably since the first full quarter of operations, future operating results may be affected by many factors, including regional and local economic conditions, interest rate fluctuations and other factors that may affect banks in general, all of which factors may limit or reduce our growth and profitability. For example, the yield curve has been flat-to-inverted during parts of the last five years. Nonperforming asset levels and loan and lease losses significantly increased since the economic downturn. If weak economic conditions, levels of high unemployment and decreased consumer spending continue or worsen, our operations could be negatively affected through higher credit losses, lower transaction related revenues and lower average deposit balances.
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
Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.
We rely on third parties to provide services that are integral to our operations, including data processing and information processing services that support our day-to-day banking services. Any disruption in the services provided by these third parties, or any reputational risk or damage they may suffer as a result of such disruptions could have an adverse effect on our reputation, operations and our ability to meet the needs of our customers. The loss of these third party relationships could produce disruption of service and significant costs in connection with replacing these services.
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
Recent government efforts to strengthen the U.S. financial system have resulted in a broad array of legislative and regulatory initiatives, including EESA, ARRA and the Dodd Frank Act. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects the law and regulations will have on us will not be known for months or even years. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen.

Furthermore, the laws and regulations applicable to the banking industry could change at any time. There is no way to predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance with new laws and regulations applicable to the banking industry could adversely affect our operations and profitability.
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
Our directors and executive officers, as a group, beneficially owned approximately 24.5% of our outstanding common stock (including presently exercisable options) as of December 31, 2010. As a result of their ownership, the directors and executive officers would have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Bank presently has a network of 17 branch offices located in Providence, Kent and Washington Counties. Nine of these branch office facilities are owned (of which three are located on land subject to ground lease) and eight are leased. Facilities are generally leased for a period of one to 20 years with renewal options. The termination of any short-term lease would not have a material adverse effect on the operations of the Bank. The Company also has three administrative offices, of which one is owned and two are leased. The Company’s offices are in good physical condition and are considered appropriate to meet the banking needs of the Bank’s customers.
The following are the locations of the Bank’s offices:

	Size		Year Opened	Owned or	Lease
Location	(Square feet)		or Acquired	Leased	Expiration Date

Branch offices:
1047 Park Avenue, Cranston, RI	4,700		1996	Owned	Not Applicable
383 Atwood Avenue, Cranston, RI	4,700		1996	Owned	Not Applicable
2104 Plainfield Pike, Cranston, RI	700		2002	Owned	Not Applicable
1269 South County Trail, East Greenwich, RI	2,600		2005	Leased	5/31/25
999 South Broadway, East Providence, RI	3,200		1996	Leased	11/30/12
195 Taunton Avenue, East Providence, RI	3,100		1996	Leased	12/31/20
1440 Hartford Avenue, Johnston, RI	4,700		1996	Land Leased	12/31/12
625 G. Washington Highway, Lincoln, RI	1,000		2005	Owned	Not Applicable
1140 Ten Rod Road, North Kingstown, RI	4,000		2004	Land Leased	6/30/18
499 Smithfield Avenue, Pawtucket, RI	3,500		2007	Land Leased	5/31/21
One Turks Head Place, Providence, RI	5,000		1996	Leased	4/30/14
165 Pitman Street, Providence, RI	3,300		1998	Leased	10/31/13
445 Putnam Pike, Smithfield, RI	3,500		1996	Leased	7/31/19
1062 Centerville Road, Warwick, RI	2,600		1996	Owned	Not Applicable
1300 Warwick Avenue, Warwick, RI	4,200		1996	Leased	6/30/14
2975 West Shore Road, Warwick, RI	3,500		2000	Leased	3/31/14
1175 Cumberland Hill Road, Woonsocket, RI	3,300		1998	Owned	Not Applicable

Administrative and operational offices:
625 G. Washington Highway, Lincoln, RI	23,600		2003	Owned	Not Applicable
One Turks Head Place, Providence, RI	20,600		1999	Leased	6/30/14
One Ames Court, Plainview, NY	4,400		2005	Leased	1/31/13

Planned branch office:
40 Newport Avenue, East Providence, RI	(A	)	Not Applicable	Leased	12/31/17

(A)	Facility currently under construction or in planning.

ITEM 3.	LEGAL PROCEEDINGS
On June 5, 2008, Empire Merchandising Corp. (“EMC”) and Joseph Pietrantonio (collectively, the “Plaintiffs”) filed a complaint in the Providence County Superior Court against the Bank and EMC’s outside accountants, Bernard Labush and Stevan H. Labush, alleging damages arising out of an embezzlement scheme perpetrated by EMC’s bookkeeper beginning around January 2004 and continuing until September 2005. EMC had checking and payroll accounts and a $250,000 line of credit with the Bank. Mr. Pietrantonio personally guaranteed EMC’s repayment obligations under the line of credit, which was secured by a first security interest in all of EMC’s assets. The Plaintiffs allege that the Bank made unauthorized advances to EMC under the line of credit via online requests by the bookkeeper, failed to take reasonable and necessary measures to ensure authorized access to EMC’s accounts and failed to notify Mr. Pietrantonio of unusual overdraft activity in the EMC accounts, all of which facilitated the embezzlement scheme and ultimately led to the final collapse of EMC in January 2007. In addition, EMC alleges that the Bank should have forgiven the line of credit indebtedness and released its lien on EMC’s assets and that the Bank’s failure to do so prevented EMC from obtaining additional financing and contributed to the demise of EMC’s business. The Plaintiffs asserted the following causes of action against the Bank: breach of contract, breach of implied covenant of good faith and fair dealing, negligence, infliction of emotional distress, unjust enrichment and interference with advantageous relationship. The Bank denied any liability and asserted a counterclaim seeking repayment of indebtedness due under the line of credit and the personal guaranty of Mr. Pietrantonio.
The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Bank, finding that the Bank was negligent and had breached the line of credit agreement with EMC and that the Bank had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of business and $500,000 to Mr. Pietrantonio for lost wages and emotional distress. The Company intends to file appropriate post trial motions challenging the verdict and will appeal any adverse judgement to the Rhode Island Supreme Court. The Company believes that substantially all of the damage award should be covered by insurance and therefore has not accrued a legal expense for this matter.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Prices and Dividends — Our common stock is traded on the Nasdaq Global Select Market SM under the symbol “BARI.” The following table sets forth certain information regarding our common stock for the periods indicated.

	Stock Price		Dividend
	High	Low	Paid

2009:
First Quarter	$21.88	$15.44	$0.17
Second Quarter	21.97	17.50	0.17
Third Quarter	27.00	19.40	0.17
Fourth Quarter	27.00	24.50	0.17

2010:
First Quarter	$29.64	$23.53	$0.17
Second Quarter	29.65	25.02	0.17
Third Quarter	29.98	25.35	0.17
Fourth Quarter	30.99	27.30	0.19
As of February 28, 2011, there were 88 holders of record of our common stock (which does not reflect shareholders with beneficial ownership in shares held in nominee name).

The following graph and table show changes in the value of $100 invested on December 31, 2005 through December 31, 2010 in our common stock, the SNL Bank $1 Billion to $5 Billion Index and the Russell 3000 Index. The investment values are based on share price appreciation plus dividends paid in cash, assuming that dividends were reinvested on the date they were paid.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Bancorp Rhode Island, Inc.	100.00	131.98	106.47	66.39	85.19	97.73
Russell 3000	100.00	115.71	122.46	75.01	98.91	114.59
SNL Bank $1B-$5B Index	100.00	115.72	84.36	67.88	49.93	57.38

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following table represents selected consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

	As of and for the
	year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Statements of operations data:
Interest income	$72,802	$75,277	$80,298	$86,070	$81,202
Interest expense	19,395	26,955	34,930	44,826	38,974

Net interest income	53,407	48,322	45,368	41,244	42,228
Provision for loan and lease losses	6,860	9,917	4,520	700	1,202
Noninterest income	9,562	9,165	10,609	10,785	8,988
Noninterest expense	41,203	39,529	37,886	38,025	38,727

Income before taxes	14,906	8,041	13,571	13,304	11,287
Income taxes	5,071	2,502	4,427	4,259	3,576

Net income	9,835	5,539	9,144	9,045	7,711

Preferred stock dividends	—	(892)	(50)	—	—
Prepayment charges and accretion of preferred stock discount	—	(1,405)	(8)	—	—

Net income applicable to common shares	$9,835	$3,242	$9,086	$9,045	$7,711

Per share data:
Basic earnings per common share	$2.10	$0.71	$1.99	$1.89	$1.62
Diluted earnings per common share	$2.10	$0.70	$1.96	$1.84	$1.57
Dividends per common share	$0.70	$0.68	$0.66	$0.62	$0.60
Dividend pay-out ratio	33.3%	97.1%	33.7%	33.7%	38.2%
Book value per share of common stock	$27.53	$26.16	$26.34	$24.68	$23.28
Tangible book value per share of common stock	$24.91	$23.50	$23.71	$22.10	$20.92
Average common shares outstanding — basic	4,658,668	4,604,308	4,561,396	4,793,055	4,766,854
Average common shares outstanding — diluted	4,687,316	4,626,434	4,631,208	4,918,763	4,920,569
Balance sheet data:
Total assets	$1,603,759	$1,589,946	$1,528,178	$1,476,323	$1,478,303
Available for sale securities	360,025	381,839	326,406	335,181	343,887
Total loans and leases receivable	1,155,489	1,111,847	1,077,742	1,038,132	1,004,292
Allowance for loan and lease losses	18,654	16,536	14,664	12,619	12,377
Goodwill, net	12,262	12,239	12,019	11,772	11,317
Deposits	1,120,166	1,098,284	1,042,192	1,014,780	1,016,423
Borrowings	335,289	350,757	320,015	331,703	337,097
Total shareholders’ equity	128,678	120,661	149,090	112,593	111,570
Common shareholders’ equity	128,678	120,661	120,495	112,593	111,570
Average balance sheet data:
Total assets	$1,573,772	$1,558,278	$1,484,071	$1,468,778	$1,451,163
Available for sale securities	354,477	362,706	335,132	342,333	372,433
Total loans and leases receivable	1,126,972	1,107,640	1,052,552	1,014,951	980,598
Allowance for loan and lease losses	17,604	16,159	13,350	12,503	12,002
Goodwill, net	12,242	12,055	11,982	11,318	11,290
Deposits	1,115,407	1,073,366	1,018,510	1,010,162	965,194
Borrowings	318,792	333,866	332,602	326,398	362,721
Total shareholders’ equity	127,276	139,551	115,977	114,357	106,359
Common shareholders’ equity	127,276	121,911	113,668	114,357	106,359
Operating ratios:
Interest rate spread	3.24%	2.85%	2.72%	2.29%	2.50%
Net interest margin	3.56%	3.25%	3.21%	2.96%	3.06%
Efficiency ratio (a)	65.43%	68.76%	67.68%	73.08%	75.62%
Return on assets	0.62%	0.36%	0.62%	0.62%	0.53%
Return on common equity	7.73%	2.66%	7.99%	7.91%	7.25%
Tangible common equity ratio	7.31%	6.87%	7.15%	6.88%	6.83%
Asset quality ratios:
Nonperforming loans and leases to total loans and leases	1.43%	1.65%	1.33%	0.40%	0.14%
Nonperforming assets to total assets	1.10%	1.26%	1.00%	0.28%	0.10%
Allowance for loan and lease losses to nonperforming loans and leases	112.97%	90.29%	102.05%	304.15%	875.94%
Allowance for loan and lease losses to total loans and leases	1.61%	1.49%	1.36%	1.22%	1.23%
Net loans and leases charged-off to average loans and leases	0.42%	0.73%	0.24%	0.05%	0.05%

	As of and for the
	year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Capital ratios:
Average common shareholders’ equity to average total assets	8.09%	7.82%	7.66%	7.79%	7.33%
Tier I leverage ratio	8.10%	7.65%	10.04%	7.87%	8.37%
Tier I risk-based capital ratio	11.27%	10.71%	14.23%	11.06%	12.05%
Total risk-based capital ratio	12.53%	11.97%	15.48%	12.28%	13.27%

(a)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income.

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
Overview
In 2010, the Company continued its balance sheet conversion to a more commercial profile. The Company increased its commercial loan and lease portfolio by 6.5% and improved its net interest income. As a result of the increased net interest income, lower net charge-offs and resulting provisions to the loan and lease loss reserve, redemption of the preferred stock issued to the Treasury under the CPP in 2009 and reduced FDIC insurance costs, diluted EPS increased to $2.10 in 2010 from $0.70 in 2009. For a fuller narrative commentary on these matters, refer to Item 1, “Business.”
The primary driver of the Company’s operating income is net interest income, which is strongly affected by the net yield on interest-earning assets (“net interest margin”) and the quality of the Company’s assets.
The Company’s net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis table shown on page 34. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 33.
Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See discussion under “Asset and Liability Management” on page 53.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or loss of interest income. Additionally, the Company must make timely provisions to its allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the “credit risk” that the Company takes on in the ordinary course of its business and is further discussed under “Financial Condition — Asset Quality” on page 42.
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
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of 88% (based upon June 2010 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment financing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market for these loans and leases during recent years, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases at approximately $100.0 million. Additionally, the Bank continues to seek generation of additional income by originating equipment loans and leases for third parties as opportunities arise.
In 2010, approximately 84.8% of the Company’s total revenues (defined as net interest income plus noninterest income) were derived from its net interest income compared to 84.1% in 2009. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income.
In 2010, the Bank experienced an overall increase in net interest margin, as the 2010 net interest margin of 3.56% was 31 basis points (“bps”) higher than the 2009 net interest margin of 3.25%.
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
Nonperforming commercial loans and leases in excess of $100,000 are deemed to be “impaired.” In addition, loans that have been modified as troubled debt restructurings, including residential mortgage and consumer loans regardless of dollar amount, are deemed to be impaired loans. The estimated reserves necessary for each of these credits is determined by reviewing the fair value of the collateral if collateral dependent, the present value of expected future cash flows, or where available, the observable market price of the loans. Provisions for losses on the remaining loans and leases are based on pools of similar loans or leases using a combination of payment status, historical loss experience, industry loss experience, market economic factors, delinquency rates and qualitative adjustments.
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
On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.5 million of goodwill through December 31, 2010.
The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any.
Management preliminarily utilizes the Company’s market capitalization as a reasonable estimate of its fair value. Market capitalization, however, does not consider the value of a control premium (the premium a market participant would pay to own an entire company rather than a piece of the company). If the Company’s market capitalization is less than its carrying value, management assesses the fair value of the Company further using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. The Company’s valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.
Valuation of available for sale securities
Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2010 and 2009, all of the Company’s investment securities were classified as available for sale.

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
Results of Operations
Net Interest Income
Net interest income for 2010 was $53.4 million, compared to $48.3 million for 2009 and $45.4 million for 2008. The net interest margin increased in 2010 to 3.56%, compared to 3.25% in 2009. The net interest margin in 2008 was 3.21%. The increase in net interest income of $5.1 million, or 10.5%, during 2010 was primarily attributable to achieving a lower cost of funding, despite increased levels of average earnings assets at lower average yields. Average earning assets increased $12.7 million, or 0.9%, and average interest-bearing liabilities decreased $12.4 million, or 1.0%, during 2010, compared to 2009.

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

	Year ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield	balance	paid	yield
	(Dollars in thousands)
Assets
Earning assets:
Overnight investments	$2,674	$7	0.25%	$1,456	$10	0.78%	$8,577	$264	3.07%
Available for sale securities	354,477	13,497	3.81%	362,706	15,514	4.28%	335,132	16,422	4.90%
Stock in the FHLB	16,274	—	0.00%	15,912	—	0.00%	15,671	610	3.89%
Loans receivable:
Commercial loans and leases	756,293	42,829	5.66%	703,982	40,823	5.80%	617,254	39,709	6.43%
Residential mortgage loans	165,999	7,570	4.56%	192,853	9,486	4.92%	226,483	12,095	5.34%
Consumer and other loans	204,680	8,899	4.35%	210,805	9,444	4.48%	208,815	11,198	5.36%

Total earning assets	1,500,397	72,802	4.85%	1,487,714	75,277	5.06%	1,411,932	80,298	5.69%

Cash and due from banks	16,075			18,186			23,062
Allowance for loan and lease losses	(17,604)			(16,159)			(13,350)
Premises and equipment	12,184			12,512			13,195
Goodwill, net	12,242			12,055			11,982
Accrued interest receivable	4,312			4,252			4,888
Bank-owned life insurance	30,601			29,323			25,033
Prepaid expenses and other assets	15,565			10,395			7,329

Total assets	$1,573,772			$1,558,278			$1,484,071

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$70,243	$48	0.07%	$65,471	$60	0.09%	$60,438	$162	0.27%
Money market accounts	80,272	583	0.73%	31,157	367	1.18%	5,249	69	1.31%
Savings accounts	366,691	1,739	0.47%	377,755	3,380	0.89%	388,060	7,042	1.81%
Certificate of deposit accounts	369,372	5,660	1.53%	409,564	11,061	2.70%	389,021	14,306	3.68%
Overnight and short-term borrowings	38,952	63	0.16%	44,298	86	0.19%	54,878	902	1.64%
Wholesale repurchase agreements	17,479	564	3.19%	13,699	551	3.97%	10,000	540	5.32%
FHLB borrowings	248,958	10,068	3.99%	262,466	10,720	4.03%	254,321	10,960	4.31%
Subordinated deferrable interest debentures	13,403	670	5.00%	13,403	730	5.45%	13,403	949	7.08%

Total interest-bearing liabilities	1,205,370	19,395	1.61%	1,217,813	26,955	2.21%	1,175,370	34,930	2.97%

Noninterest-bearing deposits	228,829			189,419			175,742
Other liabilities	12,297			11,495			16,982

Total liabilities	1,446,496			1,418,727			1,368,094
Shareholders’ equity	127,276			139,551			115,977

Total liabilities and shareholders’ equity	$1,573,772			$1,558,278			$1,484,071

Net interest income		$53,407			$48,322			$45,368

Net interest rate spread			3.24%			2.85%			2.72%
Net interest rate margin			3.56%			3.25%			3.21%

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

	Year ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase/(decrease) due to			Increase/(decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income:
Overnight investments	$(10)	$7	$(3)	$(120)	$(134)	$(254)
Available for sale securities	(1,305)	(712)	(2,017)	(1,791)	883	(908)
Stock in the FHLB	—	—	—	(619)	9	(610)
Commercial loans and leases	(776)	2,782	2,006	(5,064)	6,178	1,114
Residential mortgage loans	(701)	(1,215)	(1,916)	(923)	(1,686)	(2,609)
Consumer and other loans	(97)	(448)	(545)	(1,528)	(226)	(1,754)

Total interest income	(2,889)	414	(2,475)	(10,045)	5,024	(5,021)

Interest expense:
NOW accounts	(16)	4	(12)	(114)	12	(102)
Money market accounts	(187)	403	216	(8)	306	298
Savings accounts	(1,545)	(96)	(1,641)	(3,479)	(183)	(3,662)
Certificate of deposit accounts	(4,322)	(1,079)	(5,401)	(3,960)	715	(3,245)
Overnight & short-term borrowings	(13)	(10)	(23)	(669)	(147)	(816)
Wholesale repurchase agreements	(122)	135	13	(156)	167	11
FHLB borrowings	(112)	(540)	(652)	(623)	383	(240)
Capital trust and other subordinated securities	(60)	—	(60)	(219)	—	(219)

Total interest expense	(6,377)	(1,183)	(7,560)	(9,228)	1,253	(7,975)

Net interest income	$3,488	$1,597	$5,085	$(817)	$3,771	$2,954

Comparison of Years Ended December 31, 2010 and December 31, 2009
General
Net income for 2010 increased $4.3 million, or 77.6%, to $9.8 million from $5.5 million for 2009. Diluted earnings per diluted common share (“EPS”) increased from $0.70 for 2009 to $2.10 for 2010. The 2010 earnings represented a return on assets of 0.62% and a return on common equity of 7.73% for 2010, as compared to a return on assets of 0.36% and a return on common equity of 2.66% for 2009.
Net Interest Income
For 2010, net interest income was $53.4 million, compared to $48.3 million for 2009. The net interest margin for 2010 was 3.56% compared to a net interest margin of 3.25% for the prior year. Although the yield on the Company’s interest-earning assets declined by 21 bps compared to 2009, net interest income increased $5.1 million, or 10.5%, as a result of cost of funds on interest-bearing liabilities declining by 60 bps.
Interest Income — Investments
Total investment income (consisting of interest on overnight investments, available for sale securities and dividends on FHLB stock) was $13.5 million for 2010 compared to $15.5 million for 2009. This decrease in total investment income of $2.0 million, or 13.0%, was attributable to a 46 basis point decrease in the overall yield on investments, from 4.08% in 2009 to 3.62% in 2010, along with a decrease in the average balance of investments of approximately $6.6 million.
Interest Income — Loans and Leases
Interest from loans and leases was $59.3 million for 2010, and represented a yield on total loans and leases of 5.26%. This compares to $59.8 million of interest and a yield of 5.39% for 2009. Increased interest income resulting from growth in the average balance of loans and leases of $19.3 million, or 1.7%, was counteracted by a decrease in the yield on loans and leases of 13 bps.

The average balance of the various components of the loan and lease portfolio changed as follows: commercial loans and leases increased $52.3 million, or 7.4%; consumer and other loans decreased $6.1 million, or 2.9%; and residential mortgage loans decreased $26.9 million, or 13.9%. The yield on the various components of the loan and lease portfolio changed as follows: commercial loans and leases decreased 14 bps, to 5.66%; consumer and other loans decreased 13 bps, to 4.35%; and residential mortgage loans decreased 36 bps, to 4.56%. The yields on loans and leases declined primarily from lower yields on new originations and repricing of existing variable rate assets.
Interest Expense — Deposits and Borrowings
Interest paid on deposits and borrowings decreased by $7.6 million, or 28.0%, due to lower market interest rates during 2010. The overall average cost for interest-bearing liabilities decreased 60 bps from 2.21% for 2009 to 1.61% for 2010. The average balance of total interest-bearing liabilities decreased $12.4 million, or 1.0%, to $1.21 billion for 2010.
The growth in interest-bearing deposit average balances of $2.6 million, or 0.3%, during 2010 was attributable to money market accounts (up $49.1 million, or 157.6%) and NOW accounts (up $4.8 million, or 7.3%). The increase was partially offset by decreases in CD accounts (down $40.2 million, or 9.8%) and savings accounts (down $11.1 million, or 2.9%). The cost of interest-bearing deposits in total decreased 77 bps in 2010 to 0.91%, compared to 1.68% in the prior year.
The average balance of borrowings decreased as compared to the prior year, with decreases in FHLB funding (down $13.5 million, or 5.1%) and decreases in short term borrowings (down $5.3 million, or 12.1%) offset by increases in wholesale repurchase agreements (up $3.8 million, or 27.6%). Overall, the cost of nondeposit borrowings decreased 5 bps in 2010 to 3.57%, compared to 3.62% in the prior year, reflecting the market interest rate declines experienced in 2010.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $6.9 million for 2010, compared to $9.9 million for 2009. The provision served to improve the ratio of the allowance for loan and lease losses to 1.61% as of December 31, 2010, compared to 1.49% at the prior year-end. The allowance for loan and lease losses expressed as a percentage of nonperforming loans and leases was 112.97% at December 31, 2010 and 90.29% at December 31, 2009. Net charge-offs for 2010 were $4.7 million compared to $8.0 million for 2009.
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
Noninterest Income
Total noninterest income increased by $397,000, or 4.3%, from $9.2 million for 2009 to $9.6 million for 2010. The following table sets forth the components of noninterest income:

	Year ended December 31,
	2010	2009
	(In thousands)

Service charges on deposit accounts	$5,178	$5,377
Income from bank-owned life insurance	1,267	1,245
Gain on sale of available for sale securities	1,260	61
Loan related fees	836	869
Commissions on nondeposit investment products	740	776
Net gains on lease sales and commissions on loans originated for others	127	408
Impairment of available for sale securites	(1,032)	(384)
Other income	1,186	813

Total noninterest income	$9,562	$9,165

Deposit account service charges continue to represent the largest source of noninterest income for the Company even though this account did not produce growth in 2010. The decrease in service charges on deposit accounts of $199,000, or 3.7%, was driven by changes to Regulation E limiting NSF fees, as well as customer management of account balances to avoid paying additional fees. Losses on impairment of available for sale securities increased $648,000, or 168.8%, and net gains on lease sales and loan commissions were down $281,000, or 68.9%, due to reduced volume and lack of buyers for leases. A decrease in the volume of nondeposit investment product activity provided less noninterest income of $36,000, or 4.6%. Additionally, loan related fees decreased $33,000, or 3.8%. These decreases were offset by increases in gains on the sale of available for sale securities (up $1.2 million, or 1,965.6%), other income (up $373,000, or 45.9%) and income from bank-owned life insurance (“BOLI”) (up $22,000, or 1.8%).
Noninterest Expense
Noninterest expenses for 2010 increased a total of $1.7 million, or 4.2%, to $41.2 million. The following table sets forth the components of noninterest expense:

	Year ended December 31,
	2010	2009
	(In thousands)

Salaries and employee benefits	$22,973	$20,573
Occupancy	3,340	3,552
Data processing	2,623	2,640
Professional services	2,283	2,612
FDIC insurance	1,934	2,527
Operating	1,860	1,877
Marketing	1,211	1,318
Equipment	1,029	1,001
Loan workout and other real estate owned	987	688
Loan servicing	646	665
Other expenses	2,317	2,076

Total noninterest expense	$41,203	$39,529

Salaries and benefits increased $2.4 million, or 11.7%, largely due to an expansion of the workforce, increased share-based compensation costs and reduced deferrals on loan and lease originations. Loan workout and other real estate owned costs increased $299,000, or 43.5%, equipment costs increased $28,000, or 2.8%, and other miscellaneous expenses increased $241,000, or 11.6%. Professional services costs decreased $329,000, or 12.6%, compared to 2009 when the Company incurred costs to enter into a standstill agreement with a dissident shareholder and retained in-house counsel (reducing certain legal costs). Additionally, occupancy costs decreased $212,000, or 6.0%, marketing decreased $107,000, or 8.1%, loan servicing decreased $19,000, or 2.9%, operating expenses decreased $17,000, or 0.9%, and data processing decreased $17,000, or 0.6%.
Additionally, FDIC insurance costs decreased $593,000, or 23.5%, for the year ended December 31, 2010. In 2009, the FDIC imposed a 5 basis point special assessment on assets less Tier I capital on all FDIC-insured financial institutions. The Bank incurred a charge of $733,000 as a result of the special assessment levied. Excluding the special assessment, FDIC insurance costs rose as a result of increased deposit balances in 2010.
Overall, with the increase in noninterest income and the increase in noninterest expense, the Company’s efficiency ratio was 65.43% for 2010, compared to 68.76% for 2009.
Income Tax Expense
The Company recorded income tax expense of $5.1 million for 2010, compared to $2.5 million for 2009. This represented total effective tax rates of 34.0% and 31.1%, respectively. Tax-favored income from BOLI, along with the utilization of a Rhode Island passive investment company, has reduced the Company’s effective tax rate from the 40.9% combined statutory federal and state tax rates.

Comparison of Years Ended December 31, 2009 and December 31, 2008
General
Net income for 2009 decreased $3.6 million, or 39.4%, to $5.5 million from $9.1 million for 2008. Diluted EPS decreased from $1.96 for 2008 to $0.70 for 2009. The 2009 earnings represented a return on assets of 0.36% and a return on common equity of 2.66% for 2009, as compared to a return on assets of 0.62% and a return on common equity of 7.99% for 2008.
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
Provision for Loan and Lease Losses
The provision for loan and lease losses was $9.9 million for 2009, compared to $4.5 million for 2008. Additions were made to the provision in 2009 in response to increased nonperforming and adversely classified loans and leases, increased levels of charge-offs, weakened economic conditions and growth in the commercial loan and lease portfolio. The increased provision served to improve the ratio of the allowance for loan and lease losses to 1.49% as of December 31, 2009, compared to 1.36% at the prior year-end. The allowance for loan and lease losses expressed as a percentage of nonperforming loans and leases was 90.29% at December 31, 2009 and 102.05% at December 31, 2008. Net charge-offs for 2009 were $8.0 million compared to $2.5 million for 2008.

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

Deposit account service charges continue to represent the largest source of noninterest income for the Company even though this account did not produce growth in 2009. Service charges on deposit accounts were down $334,000 or 5.8%. Additionally, gains on the sale of available for sale securities decreased $664,000 or 91.6%. Other income also decreased $497,000, or 37.9%, and losses on impairment of available for sale securities increased $165,000, or 75.3%. Net gains on lease sales and loan commissions were down $46,000 or 10.1%. These decreases were offset by increases in income from bank-owned life insurance (up $165,000, or 15.3%) and loan related fees (up $66,000, or 8.2%) primarily as a result of a newly available interest rate swap product discussed below. An increase in the volume of nondeposit investment product activity provided additional noninterest income of $31,000, or 4.2%.
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

FDIC insurance increased $1.8 million, or 264.1%, due to the special assessment imposed by the FDIC on financial institutions during the second quarter of 2009 and an increase in assessment rates for 2009. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on assets less Tier I capital as of June 30, 2009 on all FDIC-insured financial institutions. The Bank incurred a charge of $733,000 as a result of the special assessment levied. The FDIC has authority to levy an additional 5 basis points in special assessments after September 30, 2009. In addition to the special assessment, FDIC regular assessments increased for 2009. During 2008, financial institutions were assessed rates ranging from 5 basis points per $100 of deposits for institutions in Risk Category I to 43 basis points for institutions assigned to Risk Category IV. In 2009, rates ranged from 12 to 50 basis points per $100 of deposits.
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
Financial Condition
Loans and Leases Receivable
Total loans and leases were $1.16 billion, or 72.0% of total assets, at December 31, 2010, compared to $1.11 billion, or 69.9% of total assets, at December 31, 2009, an increase of $43.6 million, or 3.9%. This increase was centered in commercial loans and leases (where the Company concentrates its origination efforts). Additionally, consumer loans increased. These increases were partially offset by a decrease in residential mortgage loans (which the Company primarily purchases, although origination efforts have increased for 2010). Total loans and leases as of December 31, 2010 are segmented in three broad categories: commercial loans and leases that aggregate $780.3 million, or 67.5%, of the portfolio; residential mortgages that aggregate $164.9 million, or 14.3% of the portfolio; and consumer and other loans that aggregate $210.3 million, or 18.2% of the portfolio.

The following is a summary of loans and leases receivable:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$200,809	$180,416	$133,782	$102,990	$102,390
Commercial real estate — owner occupied	179,766	168,425	175,472	157,431	140,812
Commercial and industrial	157,879	167,968	164,569	131,927	106,017
Multifamily	79,934	66,350	53,159	42,536	34,294
Small business	62,841	56,148	50,464	45,778	41,785
Construction	30,349	23,405	22,300	38,832	37,237
Leases and other (1)	73,054	75,057	63,799	58,702	62,979

Subtotal	784,632	737,769	663,545	578,196	525,514

Unearned lease income (1)	(6,159)	(7,693)	(6,980)	(5,742)	(6,651)
Net deferred loan origination costs	1,791	2,321	1,857	1,214	927

Total commercial loans and leases	780,264	732,397	658,422	573,668	519,790

Residential mortgage loans:
One- to four-family adjustable rate	106,341	115,855	126,689	155,087	165,140
One- to four-family fixed rate	57,948	56,724	85,057	92,485	96,880

Subtotal	164,289	172,579	211,746	247,572	262,020

Premium on loans acquired	598	738	953	1,198	1,979
Net deferred loan origination fees	(10)	(23)	(34)	(42)	(54)

Total residential mortgage loans	164,877	173,294	212,665	248,728	263,945

Consumer and other loans:
Home equity — term loans	125,114	119,909	127,142	149,192	152,484
Home equity — lines of credit	82,778	83,771	76,038	62,357	64,208
Unsecured and other	1,511	1,410	2,216	2,774	2,359

Subtotal	209,403	205,090	205,396	214,323	219,051
Net deferred loan origination costs	945	1,066	1,259	1,413	1,506

Total consumer and other loans	210,348	206,156	206,655	215,736	220,557

Total loans and leases receivable	$1,155,489	$1,111,847	$1,077,742	$1,038,132	$1,004,292

(1)	Included within commercial loans and leases were $156,000 of leases held for sale at December 31, 2008.
Commercial loans and leases — During 2010, the commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment loans and leases, multifamily real estate, construction and small business loans) increased $47.9 million, or 6.5%. The primary driver of this growth occurred in the commercial real estate area.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans, including owner-occupied commercial real estate loans, term loans and revolving lines of credit. Within the business lending portfolio and the Macrolease platform, commercial and industrial loans decreased $10.1 million, or 6.0%, and owner-occupied commercial real estate loans increased $11.3 million, or 6.7%, since year-end 2009. At December 31, 2010, leases comprised 8.8% of the commercial loan and lease portfolio, with $47.5 million of Macrolease-generated leases and $19.9 million of purchased government leases.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multifamily residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2009, CRE loans have increased $40.9 million, or 15.1%, on a net basis.

At December 31, 2010, small business loans (business lending relationships of approximately $500,000 or less) totaled $62.8 million, representing 8.1% of the commercial portfolio, compared to $56.1 million at December 31, 2009, representing 7.7% of the commercial portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards in originating these credits.
The Bank is a participant in the SBA Preferred Lender Program in both Rhode Island and Massachusetts. The Bank was named the No. 1 SBA lender in Rhode Island as of the SBA’s September 30, 2010 and 2009 fiscal year ends. SBA guaranteed loans are found throughout the portfolios managed by the Bank’s various lending groups.
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
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. Historically, the Bank has purchased high quality credit residential mortgage loans from third-party originators and, on a limited basis, originated mortgage loans for its own portfolio. In 2010, the Bank hired three mortgage loan originators and increased its mortgage loan origination efforts. At December 31, 2010, residential mortgage loans decreased $8.4 million, or 4.9%, to $164.9 million from December 31, 2009. During this period, the Bank originated $26.3 million of mortgages for the portfolio. Comparatively, the Bank originated $3.5 million of mortgages for the portfolio during 2009.
Consumer loans — During 2010, consumer loan outstandings increased $4.2 million, or 2.0%, to $210.3 million at December 31, 2010, from $206.2 million at December 31, 2009. This increase is attributable to new originations exceeding runoff of existing consumer loans. The Company continues to promote consumer lending as it believes that these ten- to thirty-year fixed-rate products, along with the floating lines of credit, possess attractive cash flow characteristics.
The following table sets forth certain information at December 31, 2010 regarding the aggregate dollar amount of certain loans maturing in the loan and lease portfolio based on scheduled payments to maturity. Actual principal payments may vary from this schedule due to refinancings, modifications and other changes in terms. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Principal repayments contractually due
		After one,
	One year	but within	After
	or less	five years	five years
	(In thousands)

Commercial and industrial loans	$67,100	$65,926	$24,853
Construction loans	3,224	5,034	22,091
Home equity lines of credit	617	19	82,142
Interest-only residential first mortgages	9,175	13,005	1,351
Small business loans	24,048	28,170	10,623

Total	$104,164	$112,154	$141,060

The following table sets forth as of December 31, 2010 the dollar amount of certain loans due after one year that have fixed interest rates or floating or adjustable interest rates.

	Loans due after one year
		Floating or
		adjustable
	Fixed rates	rates
	(In thousands)

Commercial and industrial loans	$61,304	$29,475
Construction loans	7,296	19,829
Home equity lines of credit	—	82,161
Interest-only residential first mortgages	3,064	11,292
Small business loans	9,501	29,292

Total	$81,165	$172,049

Asset Quality
The definition of nonperforming assets includes nonperforming loans and leases and other real estate owned (“OREO”). OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Nonperforming loans and leases are defined as nonaccrual loans and leases, loans and leases past due 90 days or more but still accruing and impaired loans and leases. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally considered impaired loans. There were $10.8 million of impaired loans and leases included in nonaccrual loans and leases at December 31, 2010, compared to $12.4 million at December 31, 2009 and $10.3 million at December 31, 2008.
Nonperforming Assets — At December 31, 2010, the Company had nonperforming assets of $17.6 million, or 1.10%, of total assets. This compares to nonperforming assets of $20.0 million, or 1.26% of total assets, at December 31, 2009, and nonperforming assets of $15.2 million, or 1.00% of total assets, at December 31, 2008. Nonperforming assets at December 31, 2010 consisted of commercial loans and leases aggregating $10.6 million, residential loans aggregating $5.0 million, consumer loans aggregating $876,000 and other real estate owned of $1.1 million. Nonperforming assets at December 31, 2009 and 2008 were primarily comprised of nonaccrual commercial loans and nonaccrual residential loans. The Company evaluates the underlying collateral of each nonperforming asset and continues to pursue the collection of interest and principal. Management believes that the December 31, 2010 level of nonperforming assets is low relative to the size of the Company’s loan portfolio and as compared to peer institutions. While the economic environment is still uncertain, indicators have shown that the economy is improving and has resulted in a decrease in charge-offs and nonperforming assets in 2010. If current economic conditions worsen, management believes that the level of nonperforming assets will increase, as will its level of charged-off loans and leases.

The following table sets forth information regarding nonperforming assets.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Loans and leases accounted for on a nonaccrual basis	$15,069	$16,830	$14,045	$4,012	$1,407
Loans and leases past due 90 days or more, but still accruing	—	826	324	100	6
Restructured loans and leases on a nonaccrual basis	1,444	659	—	37	—

Total nonperforming loans and leases	16,513	18,315	14,369	4,149	1,413

Other real estate owned	1,130	1,700	863	—	—

Total nonperforming assets	$17,643	$20,015	$15,232	$4,149	$1,413

Restructured loans and leases not included in nonperforming assets	$485	$445	$32	$—	$—

Nonperforming loans and leases as a percent of total loans and leases	1.43%	1.65%	1.33%	0.40%	0.14%
Nonperforming assets as a percent of total assets	1.10%	1.26%	1.00%	0.28%	0.10%
The following table sets forth certain information regarding nonperforming loans and leases.

	December 31,
	2010		2009		2008
		Percent		Percent		Percent
		of Total		of Total		of Total
	Principal	Loans and	Principal	Loans and	Principal	Loans and
	Balance	Leases	Balance	Leases	Balance	Leases
	(Dollars in thousands)

Nonperforming loans and leases:
Commercial real estate	$5,272	0.46%	$6,908	0.63%	$4,884	0.46%
Commercial and industrial	2,462	0.21%	2,919	0.26%	2,802	0.26%
Multifamily	717	0.06%	205	0.02%	—	0.00%
Small business	1,090	0.09%	1,147	0.10%	892	0.08%
Construction	470	0.04%	470	0.04%	1,000	0.09%
Leases	581	0.05%	1,878	0.17%	428	0.04%
Residential	5,045	0.44%	4,124	0.37%	4,314	0.40%
Consumer	876	0.08%	664	0.06%	49	0.00%

Total nonperforming loans and leases	$16,513	1.43%	$18,315	1.65%	$14,369	1.33%

Nonaccrual Loans and Leases — Accrual of interest income on all loans and leases is discontinued when concern exists as to the collectability of principal or interest, or typically when a loan or lease becomes over 90 days delinquent. Additionally, when a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans and leases (including restructured loans) are removed from nonaccrual when concern no longer exists as to the collectability of principal or interest, typically when payment has been received timely for six months. Interest collected on nonaccruing loans and leases is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. At December 31, 2010, nonaccrual loans and leases totaled $16.5 million. Interest on nonaccrual loans and leases that would have been recorded as additional income for the year ended December 31, 2010, had the loans and leases been current in accordance with their original terms, totaled $1.5 million. This compares with $902,000 and $728,000 of foregone interest income on nonaccrual loans and leases for the years ended December 31, 2009 and 2008, respectively.
Delinquencies — At December 31, 2010, $8.9 million of loans and leases were 30 to 89 days past due. This compares to $12.6 million and $9.5 million of loans 30 to 89 days past due as of December 31, 2009 and 2008, respectively. The majority of these loans for all three years were commercial loans and leases and residential loans. Within loans past due 30 to 89 days at December 31, 2010 were $746,000 of commercial leases to government entities, which were primarily attributable to administrative delays as opposed to underlying credit or cash flow issues. This amount compares to $531,000 of government leases past due 30 to 89 days at December 31, 2009 and $1.3 million at December 31, 2008.

Management reviews delinquent loans frequently to assess problem situations and to address these problems quickly. In the case of consumer and commercial loans, the Bank contacts the borrower when a loan becomes delinquent. When a payment is not made, generally within 10 to 15 days of the due date, a late charge is assessed. After 30 days of delinquency, a notice is sent to the borrower advising that failure to cure the default may result in formal demand for payment in full. In the event of further delinquency, collection strategies are developed and implemented, often with the assistance of legal counsel. In the case of residential mortgage loans, delinquency and collection proceedings are conducted by either the Bank, or its mortgage servicers, in accordance with standard servicing guidelines. In any circumstance where loans and leases are secured by real property or other collateral, the Bank enforces its rights to the collateral in accordance with applicable law.
The following table sets forth information as to loans and leases delinquent for 30 to 89 days.

	December 31,
	2010		2009		2008
		Percent		Percent		Percent
		of Total		of Total		of Total
	Principal	Loans and	Principal	Loans and	Principal	Loans and
	Balance	Leases	Balance	Leases	Balance	Leases
	(Dollars in thousands)
Loans and leases delinquent for 30 to 59 days:
Commercial real estate loans	$1,114	0.09%	$1,506	0.14%	$1,325	0.12%
Commercial and industrial loans	346	0.03%	1,167	0.10%	95	0.01%
Small business loans	812	0.07%	1,942	0.17%	98	0.01%
Multifamily loans	299	0.03%	731	0.07%	—	—
Construction loans	—	—	900	0.08%	—	—
Leases	1,053	0.09%	2,108	0.19%	1,817	0.17%
Residential loans	2,147	0.19%	1,248	0.11%	921	0.08%
Consumer loans	704	0.06%	980	0.09%	1,488	0.14%

Total loans and leases delinquent 30 to 59 days	$6,475	0.56%	$10,582	0.95%	$5,744	0.53%

Loans and leases delinquent for 60 to 89 days:
Commercial real estate loans	$143	0.01%	$—	—	$599	0.06%
Commercial and industrial loans	204	0.02%	—	—	1,722	0.16%
Small business loans	180	0.02%	285	0.03%	—	—
Multifamily loans	661	0.06%	410	0.04%	—	—
Construction loans	—	—	—	—	—	—
Leases	711	0.05%	951	0.09%	1,194	0.11%
Residential loans	415	0.04%	234	0.02%	117	0.01%
Consumer loans	115	0.01%	148	0.01%	150	0.01%

Total loans and leases delinquent 60 to 89 days	2,429	0.21%	2,028	0.19%	3,782	0.35%

Total loans and leases delinquent 30 to 89 days	$8,904	0.77%	$12,610	1.14%	$9,526	0.88%

Higher-Risk Loans — Certain types of loans, such as option ARM products, junior lien loans, high loan-to-value-ratio loans, interest only loans, subprime loans and loans with initial teaser rates, may have a greater risk of non-collection than other loans. Additional information about higher-risk loans may be useful in understanding the risks associated with the loan portfolio and in evaluating any known trends or uncertainties that could have a material impact on the results of operations.

The following table sets forth information regarding loan balances that may have higher risk and the related allowance for loan and lease losses for these loans.

	December 31,
	2010		2009
		Allowance		Allowance
		for Loan		for Loan
	Principal	and Lease	Principal	and Lease
	Balance	Losses	Balance	Losses
	(In thousands)

Option ARM mortgages	$1,124	$11	$1,365	$14
Interest-only residential first mortgages	23,531	235	25,947	259
Junior lien home equity loans	40,919	363	51,489	474
Junior lien home equity lines of credit	60,262	539	62,075	555

Total higher-risk loans	$125,836	$1,148	$140,876	$1,302

At December 31, 2010 and 2009, the above “higher risk” loans had weighted average credit scores of 739 and 738, respectively.
Watch List Assets — The Company’s management negatively classifies certain assets as “special mention” or “substandard” based on criteria established under banking regulations. These negatively classified loans and leases are collectively referred to as “watch list” assets. Loans and leases classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases categorized as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected.
Loans and leases classified as special mention totaled $20.9 million, $30.0 million and $15.9 million at December 31, 2010, 2009 and 2008, respectively.
At December 31, 2010, the Company had $28.8 million of assets that were classified as substandard. This compares to $22.1 million and $22.7 million of assets that were classified as substandard at December 31, 2009 and 2008, respectively. Performing loans and leases may or may not be classified as substandard depending upon management’s judgment with respect to each individual loan or lease. At December 31, 2010, $12.3 million of performing loans and leases were included in the $28.8 million of assets that were classified as substandard. This compares to $3.7 million and $8.3 million of substandard classified performing assets at December 31, 2009 and 2008, respectively. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming status. If the current weak economic or market conditions continue or worsen, management believes it is likely that the level of watch list assets would increase. This in turn may necessitate an increase to the provision for loan and lease losses in future periods.
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
When an insured institution classifies problem loans as substandard, it is required to establish allowances for loan and lease losses in an amount deemed prudent by management. Additionally, general loss allowances are established to recognize the inherent risk associated with lending activities, and have not been allocated to particular problem loans and leases.

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
		Loans		Loans		Loans		Loans		Loans
		and		and		and		and		and
	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
	(Dollars in thousands)

Commercial loans and leases	$13,370	67.5%	$12,409	65.9%	$10,708	61.1%	$8,786	55.2%	$7,944	51.8%
Residential mortgage loans	1,780	14.3%	1,340	15.6%	1,239	19.7%	1,002	24.0%	1,440	26.2%
Consumer and other loans	1,681	18.2%	1,504	18.5%	1,609	19.2%	1,637	20.8%	2,086	22.0%
Unallocated	1,823	NA	1,283	NA	1,108	NA	1,194	NA	907	NA

Total	$18,654	100.0%	$16,536	100.0%	$14,664	100.0%	$12,619	100.0%	$12,377	100.0%

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
A portion of the allowance for loan and lease losses is not allocated to any specific segment of the loan and lease portfolio. This non-specific allowance is maintained for two primary reasons: (i) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (ii) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Management, therefore, has established and maintains a non-specific allowance for loan and lease losses. The amount of this measurement imprecision allocation was $1.8 million at December 31, 2010, compared to $1.3 million at December 31, 2009. With respect to changes within the allocation of the allowance for loan and lease losses, allocations at December 31, 2010 reflect both changes in loan and lease balances as well as reassessment of risks within the various loan and lease categories.
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
During 2010, 2009 and 2008, the Bank made additions to the allowance for loan and lease losses of $6.9 million, $9.9 million and $4.5 million and experienced net charge-offs of $4.7 million, $8.0 million and $2.5 million, respectively. At December 31, 2010, the allowance for loan and lease losses was $18.7 million and represented 112.97% of nonperforming loans and leases and 1.61% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $16.5 million, representing 90.29% of nonperforming loans and leases and 1.49% of total loans and leases outstanding at December 31, 2009. While certain asset quality metrics at December 31, 2010 have improved from the previous year, the Company has increased its level of allowance for loan and lease losses as a response to the growth in the commercial loan and lease portfolio as well as the elevated losses experienced in the residential mortgage portfolio in recent years.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Allowance for Loan and Lease Losses

Balance at beginning of year	$16,536	$14,664	$12,619	$12,377	$11,665

Loans and leases charged-off:
Commercial loans and leases	(3,730)	(5,187)	(1,186)	(184)	(472)
Residential mortgage loans	(1,080)	(2,344)	(1,235)	(248)	—
Consumer and other loans	(352)	(658)	(168)	(96)	(47)

Total loans and leases charged-off	(5,162)	(8,189)	(2,589)	(528)	(519)

Recoveries of loans and leases previously charged-off:
Commercial loans and leases	382	97	79	32	19
Residential mortgage loans	12	8	4	—	—
Consumer and other loans	26	39	31	38	10

Total recoveries of loans and leases previously charged-off	420	144	114	70	29

Net charge-offs	(4,742)	(8,045)	(2,475)	(458)	(490)

Provision for loan and lease losses charged against income	6,860	9,917	4,520	700	1,202

Balance at end of year	$18,654	$16,536	$14,664	$12,619	$12,377

Net charge-offs to average loans and leases outstanding	0.42%	0.73%	0.24%	0.05%	0.05%
Investments
Total investments (consisting of overnight investments, available for sale securities and FHLB stock) totaled $376.7 million, or 23.5% of total assets, at December 31, 2010. This compares to total investments of $400.1 million, or 25.2% of total assets, as of December 31, 2009. The decrease of $23.4 million, or 5.8%, was centered in the decrease of available for sale securities of $21.8 million along with a decrease in overnight investments of $1.6 million, and was commensurate with levels established in the Bank’s Asset/Liability Committee (discussed further in Item 7A. Qualitative and Quantitative Disclosures about Market Risk on page 53 in this report). At December 31, 2010, available for sale securities carried total net unrealized gains of $2.6 million, compared to $1.7 million of net unrealized gains at December 31, 2009. Net unrealized gains increased as a result of recording other-than-temporary impairment on, and reducing the amortized cost of, trust preferred collateralized debt securities during 2010, coupled with improved credit performance of collateralized mortgage obligations. These increases were offset by declines in the fair values of fixed-rate mortgage-backed securities driven by yields in the Company’s portfolio as compared to the market rates on similar securities at December 31, 2010.
The available for sale securities portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During 2010, the Company purchased $175.6 million of available for sale securities compared to $221.9 million throughout 2009. Maturities, calls and principal payments totaled $172.1 million for 2010 compared to $165.4 million for 2009. Additionally, in 2010 the Company sold $26.0 million of mortgage-backed securities generating gains of $1.3 million compared to $1.9 million generating gains of $61,000 during 2009.

A summary of available for sale securities follows:

	Amortized	Unrealized		Fair
	Cost (1)	Gains	Losses	Value
	(In thousands)

At December 31, 2010:
GSE obligations	$80,992	$436	$(394)	$81,034
Trust preferred collateralized debt securities	1,518	—	(956)	562
Collateralized mortgage obligations	28,885	517	(1,234)	28,168
GSE mortgage-backed securities	246,007	6,076	(1,822)	250,261

Total	$357,402	$7,029	$(4,406)	$360,025

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred collateralized debt securities	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

At December 31, 2008:
U.S. Treasury obligations	$9,990	$—	$(2)	$9,988
GSE obligations	47,131	256	—	47,387
Corporate debt securities	2,001	—	(14)	1,987
Trust preferred collateralized debt securities	2,735	—	(1,255)	1,480
Collateralized mortgage obligations	62,909	256	(2,415)	60,750
GSE mortgage-backed securities	201,001	4,289	(476)	204,814

Total	$325,767	$4,801	$(4,162)	$326,406

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The following table sets forth the contractual maturities of available for sale securities and the weighted average yields of such securities:

	After one, but		After five, but
	within five years		within ten years		After ten years
		Weighted		Weighted		Weighted
	Fair	average	Fair	average	Fair	average
	value	yield	value	yield	value	yield
	(Dollars in thousands)

At December 31, 2010:
GSE obligations	$71,076	1.82%	$9,957	2.63%	$—	0.00%
Trust preferred collateralized debt securities	—	0.00%	—	0.00%	562	6.36%
Collateralized mortgage obligations	—	0.00%	15,426	4.58%	12,743	5.38%
GSE mortgage-backed securities	2,315	4.55%	11,055	4.80%	236,891	3.61%

Total	$73,391	1.90%	$36,438	4.10%	$250,196	3.73%

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
Upon adoption of new accounting guidance related to other-than-temporary impairments in the second quarter of 2009, management reevaluated the other-than-temporary impairment that was previously recognized on CDO A at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by the new guidance because the amortized cost basis of the security was expected to be recovered, management had no intent to sell the security before recovery and it was more likely than not that the Company would not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, was applied to the 2009 opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
CDO A has experienced $94.0 million, or 36.2%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $40.0 million during 2010. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $213,000 of the security’s amortized cost. For the year ended December 31, 2010, the Company recorded other-than-temporary impairment charges totaling $5,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $213,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $208,000 has been recorded as an increase to accumulated other comprehensive income. At December 31, 2010, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $176.5 million, or 30.6%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $37.5 million during 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $819,000 of the security’s amortized cost. For the year ended 2010, the Company recorded a reduction of other-than-temporary impairment charges totaling $58,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $819,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $877,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has increased since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value or if increases in fair value continue, there would be additional increases to accumulated other comprehensive income. At December 31, 2010, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Bank-Owned Life Insurance
The Bank has purchased BOLI to protect itself against the loss of key employees due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. The cash surrender value of these life insurance policies was $31.3 million and $30.0 million at December 31, 2010 and 2009, respectively.

Deposits and Borrowings
The Bank continues to concentrate its time and efforts towards its deposit-gathering network. The Bank’s total deposits increased on a net basis by $21.9 million, or 2.0%, during 2010, to $1.12 billion for 2010 from $1.10 billion for 2009. CD balances decreased $39.5 million, or 10.2%, savings accounts decreased $25.6 million, or 7.0%, and NOW accounts decreased $4.2 million, or 5.7%, in 2010. Additionally, demand deposit accounts were up $60.0 million, or 29.4%, and money market accounts were up $31.2 million, or 48.0%. Core deposit accounts as a percentage of total deposits increased to 69.0% at December 31, 2010 as compared to 64.8% at December 31, 2009.
The following table sets forth certain information regarding deposits:

	December 31,
	2010			2009			2008
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of	Average		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
	(Dollars in thousands)

NOW accounts	$70,327	6.3%	0.06%	$74,558	6.8%	0.09%	$56,703	5.5%	0.10%
Money market accounts	96,285	8.6%	0.68%	65,076	5.9%	1.10%	4,445	0.4%	0.39%
Savings accounts	341,667	30.5%	0.32%	367,225	33.4%	0.64%	381,106	36.6%	1.46%
Certificate of deposit accounts	347,613	31.0%	1.34%	387,144	35.3%	1.80%	423,443	40.6%	3.29%

Total interest-bearing deposits	855,892	76.4%	0.75%	894,003	81.4%	1.13%	865,697	83.1%	2.26%
Noninterest bearing accounts	264,274	23.6%	0.00%	204,281	18.6%	0.00%	176,495	16.9%	0.00%

Total deposits	$1,120,166	100.0%	0.58%	$1,098,284	100.0%	0.92%	$1,042,192	100.0%	1.89%

At December 31, 2010, CDs with balances greater than $100,000 aggregated $123.0 million, compared to $130.5 million and $127.1 million at December 31, 2009 and 2008, respectively.
Total borrowings, excluding subordinated deferrable interest debentures, decreased $15.5 million, or 4.6%, during 2010, to $321.9 million, from $337.4 million at December 31, 2009. The Company had $306.6 million of borrowings outstanding at the end of 2008. The Bank’s wholesale repurchase agreements at December 31, 2010 and 2009 totaled $20.0 million. The Bank may utilize wholesale repurchase agreement funding or brokered CDs in the future if spreads are favorable compared to FHLB borrowings.
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
Subordinated Deferrable Interest Debentures
As of December 31, 2010, the Company had $13.4 million outstanding of subordinated deferrable interest debentures issued to its three statutory trust subsidiaries. The statutory trust subsidiaries have then participated in the issuance of pooled trust preferred securities. The regulatory capital generated from issuing the trust preferred securities helped support the Company’s continued asset growth.

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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At December 31, 2010, overnight investments and available for sale securities amounted to $360.4 million, or 22.5% of total assets. This compares to $383.8 million, or 24.1% of total assets, at December 31, 2009. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and may utilize additional sources of funding in the future, including FRB borrowings and/or issuance of senior unsecured debt. Management believes that the Company has adequate liquidity to meet its commitments.
Commitments and Contingent Liabilities
The following table sets forth the contractual obligations of the Company:

	Payments due or commitments expiring - by period
		Less than	One to	Four to	After
	Total	one year	three years	five years	five years
	(In thousands)
Contractual cash obligations:
FHLB term borrowings	$260,889	$86,700	$33,400	$10,000	$130,789
Subordinated deferrable interest debentures	13,403	—	—	—	13,403
Lease obligations	10,935	1,487	3,631	1,308	4,509
Other:
Treasury, tax and loan payments	1,742	1,742	—	—	—
Retail repurchase agreements	39,255	39,255	—	—	—
Wholesale repurchase agreements	20,000	20,000		—	—

Total contractual cash obligations	$346,224	$149,184	$37,031	$11,308	$148,701

Other commitments:
Commitments to originate or purchase loans	$37,043	$37,043	$—	$—	$—
Unused lines of credit and other commitments	213,752	93,535	38,996	2,341	78,880
Letters of credit and standby letters of credit	5,510	5,487	23	—	—
Supplemental retirement benefits	4,818	—	—	—	4,818

Total other commitments	$261,123	$136,065	$39,019	$2,341	$83,698

Capital Resources
Total shareholders’ equity of the Company was $128.7 million at December 31, 2010 compared to $120.7 million at December 31, 2009. Net income of $9.8 million, net stock option activity (stock option exercises and share-based compensation) of $872,000, non-credit component of other-than-temporary impairment totaling $706,000 and Macrolease share payments of $211,000 were offset by common stock dividends of $3.3 million, share repurchases of $218,000 and net unrealized holding losses on available for sale securities of $126,000.

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
The Company entered into a Standby Commitment Letter Agreement on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary. Pursuant to this commitment, the Company had the right, exercisable at any time through February 5, 2011, to require the Chace Trust to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company. The trust subsidiary would in turn use the proceeds from the sale of the trust preferred securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the commitment agreement, the Chace Trust was required to maintain at least $9.2 million of cash and/or securities in a control account to secure the its purchase obligation. If and when issued, the trust preferred securities would bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Chace Trust, representing 4% of the maximum commitment. The Company did not exercise its right to issue the trust preferred securities and the commitment expired on February 5, 2011.
All FDIC-insured institutions must meet specified minimal capital requirements. These regulations require banks to maintain a minimum leverage capital ratio. At December 31, 2010 the Bank’s Tier I Leverage Ratio stood at 8.00%. In addition, the FDIC has adopted capital guidelines based upon ratios of a bank’s capital to total assets adjusted for risk. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. These regulations require banks to maintain minimum capital levels for capital adequacy purposes and higher capital levels to be considered “well-capitalized.” According to these standards, the Bank had a Tier I risk-weighted capital ratio of 11.13% and a total risk-weighted capital ratio of 12.39% at December 31, 2010.
The FRB has also issued capital guidelines for bank holding companies. These guidelines require the Company to maintain minimum capital levels for capital adequacy purposes. In general, the FRB has adopted substantially identical capital adequacy guidelines as the FDIC. Such standards are applicable to bank holding companies and their bank subsidiaries on a consolidated basis. At December 31, 2010, the Company’s Tier I Leverage Ratio was 8.10%, its Tier I Risk-based capital ratio was 11.27% and its Total Risk-Based Capital Ratio was 12.53%.
As of December 31, 2010, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
At December 31, 2010, the Company had $13.4 million of trust preferred securities outstanding; the proceeds of which the Company has utilized as Tier I capital to help support the Company’s growth. Under the Dodd-Frank Act, trust preferred securities will be excluded in calculating Tier I capital unless issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Company’s outstanding trust preferred securities were issued prior to May 19, 2010 and, therefore, would continue to count as Tier I capital. However, if the Company requires additional Tier I capital to support future growth, the Company will not be able to utilize trust preferred securities, which are generally less dilutive to common shareholders than other types of equity securities. See Note 13 — Company-Obligated Mandatorily Redeemable Capital Securities and Subordinated Deferrable Interest Debentures in the accompanying Notes to Consolidated Financial Statements included on page F-33 in this report for further information.
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
The ALCO manages the Company’s interest rate risk position using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of up to 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure to income resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at December 31, 2010, interest rate shocks down were not performed. As of December 31, 2010, net interest income simulation indicated that the Company’s exposure to changing interest rates was within the aforementioned tolerances. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on estimated net interest income over a 12-month period beginning January 1, 2011:

	Estimated impact on
	net interest income
	Dollar	Percent
	change	change
	(Dollars in thousands)

Initial Twelve Month Period:
Up 300 basis point shock	$(3,859)	-6.99%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. At December 31, 2010, the Company’s cumulative one-year gap was a positive $38.6 million, or 2.4% of total assets, compared to a positive $105.0 million, or 6.6% of total assets, at the end of 2009.

The following table presents the repricing schedule for interest-earning assets and interest-bearing liabilities at December 31, 2010. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Investment securities are allocated based upon expected call dates. Loans and certain available for sale securities have been allocated based upon expected amortization and prepayment rates based on historical performance and market expectations. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are anticipated to behave more like core accounts and therefore are presented as spread evenly over the first three years. Nonetheless, this presentation does not reflect lags that may occur in the actual repricing of these deposits.

	Within	Over	Over Six	Over One
	Three	Three to	to Twelve	Year to	Over
	Months	Six months	months	Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Overnight investments	$443	$—	$—	$—	$—	$443
Available for sale securities	37,520	37,047	39,663	147,220	94,124	355,574
FHLB Stock	—	—	—	—	—	—
Commercial loans and leases	221,046	49,781	87,728	386,415	23,799	768,769
Residential mortgage loans	28,709	20,715	45,991	44,042	19,325	158,782
Consumer and other loans	89,904	6,309	11,750	60,097	40,105	208,165

Total interest-earning assets	377,622	113,852	185,132	637,774	177,353	1,491,733

Interest-bearing liabilities:
NOW accounts	5,861	5,861	11,721	46,885	—	70,328
Money market accounts	8,024	8,024	16,048	64,190	—	96,286
Savings accounts	28,648	28,648	57,296	229,184	—	343,776
Certificate of deposit accounts	156,961	89,247	63,590	35,706	—	345,504
Overnight and short-term borrowings	40,997	—	—	—	—	40,997
Wholesale repurchase agreements	10,000	10,000	—	—	—	20,000
FHLB and other borrowings	76,807	10,106	216	45,327	128,433	260,889
Subordinated deferrable interest debentures	10,000	—	—	—	3,403	13,403

Total interest-bearing liabilities	337,298	151,886	148,871	421,292	131,836	1,191,183

Net interest sensitivity gap during the period	$40,324	$(38,034)	$36,261	$216,482	$45,517	$300,550

Cumulative gap — December 31, 2010	$40,324	$2,290	$38,551	$255,033	$300,550

Cumulative gap — December 31, 2009	$67,691	$62,480	$104,963	$217,244	$240,312

Interest sensitive assets as a percent of interest sensitive liabilities (cumulative)	111.96%	100.47%	106.04%	124.07%	125.23%

Cumulative gap as a percent of total assets	2.51%	0.14%	2.40%	15.90%	18.74%
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
(b) Management’s Annual Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2010 of the Company’s internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm. KPMG, LLP, an independent registered public accounting firm, has audited the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
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
The following table sets forth the executive officers of the Company as of the date hereof.

Name	Age	Position

Merrill W. Sherman	62	President and Chief Executive Officer
Linda H. Simmons	51	Chief Financial Officer and Treasurer
Mark J. Meiklejohn	47	Vice President
Robert H. Wischnowsky	54	Vice President
Daniel W. West	69	President of Macrolease Corporation
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
Code of Ethics and Governance Principles
The Company has adopted a Code of Ethics which applies to all directors, officers and employees of the Company and the Bank, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Controller and Internal Audit Manager, as supplemented by a Code of Ethical Conduct for Executive Officers and Senior Financial Officers, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. The Company’s Board of Directors has also adopted Corporate Governance Guidelines and Principles (“the Guidelines”), which along with the charters of Board committees provide the framework for the governance of the Company. The Company will provide a copy of the Codes, the Guidelines and/or committee charters to shareholders, without charge, upon request directed to the Investor Relations Contact listed on the Company’s website, http://www.bankri.com, under “Investor Relations.” The Company has posted the Codes, the Guidelines and the committee charters on the Company’s website under “Investor Relations/Governance Documents.” The Company intends to disclose any amendment to, or waiver of, a provision of the Codes for the CEO, CFO, Controller or persons performing similar functions by posting such information on its website and filing a Form 8-K as required by the rules of the Nasdaq Global Select Market SM.

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
Equity Compensation Plan Information
The following table sets forth information about the Company’s equity compensation plans as of December 31, 2010:

Number of Securities
	Number of Securities to		Weighted-Average	Remaining Available for
	be Issued Upon Exercise		Exercise Price of	Future Issuance Under
	of Outstanding Options,		Outstanding Options,	Equity Compensation
Plan category	Warrants and Rights		Warrants and Rights	Plans

Equity Compensation Plans Approved by Security Holders	286,037	(1)	$30.11	144,563	(2)

Equity Compensation Plans Not Approved by Security Holders	—		Not applicable	—

Total	286,037		$30.11	144,563

(1)
Includes 239,537 shares issuable upon exercise of outstanding awards granted under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan (Amended and Restated Bancorp Rhode Island, Inc. 1996 Incentive and Nonqualified Stock Option Plan) and 46,500 shares issuable upon exercise of outstanding awards granted under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

(2)
Includes 125,063 shares reserved for awards under the Bancorp Rhode Island, Inc. 2002 Equity Incentive Plan and predecessor plan and 19,500 shares reserved for awards under the Amended and Restated Bancorp Rhode Island, Inc. Non-Employee Directors Stock Plan.

Additional information regarding these equity compensation plans is contained in Note 15 — Employee and Director Benefits to the Company’s Consolidated Financial Statements included in this annual report.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the sections entitled “Transactions with Management” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Section entitled “Independent Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)Financial Statements
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

10.1	(a)
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

10.1	(c)	Second Amendment to Amended and Restated Executive Employment Agreement of Merrill W. Sherman dated as of December 20, 2010. †

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

Exhibit No.		Description

10.2	(b)	First Amendment to Executive Employment Agreement of Linda H. Simmons dated as of December 20, 2010. †

10.4		Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).†

10.5		Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).†

10.5	(a)	Amendment to Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit 10.6(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).†

10.5	(b)
Second Amendment to Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference from Exhibit 10.6(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).†

10.5	(c)
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

10.7	(a)
Amendment No. 2 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).†

10.7	(b)
Amendment No. 3 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).†

10.7	(c)
Amendment No. 4 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).†

10.7	(d)
Amendment No. 5 to Bank Rhode Island Nonqualified Deferred Compensation Plan (Incorporated by reference from Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).†

10.8	(a)	Executive Annual Incentive Plan (Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).†

10.8	(b)	Executive Incentive Compensation Plan (2008 and 2009) (Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated January 28, 2008).†

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

Exhibit No.		Description

10.9	(b)	First Amendment to Executive Employment Agreement of Mark J. Meiklejohn dated as of December 20, 2010. †

10.10		Executive Annual Incentive Plan (Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).†

10.11		Form of Bank Rhode Island Split Dollar Agreement (Incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).†

10.12		2002 Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005).†

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

10.13	(b)	First Amendment to Executive Employment Agreement of Robert H. Wischnowsky dated as of December 20, 2010. †

11		Computation of Earnings per Share.(1)

21		List of Subsidiaries (as of December 31, 2010).

23		Consent of KPMG LLP, as independent registered public accountants for the Company.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(1)	The calculation of earnings per share is set forth as Note 20 — Earnings per Share to the Company’s audited consolidated financial statements.

†	Management contract or compensatory plan or arrangement.

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP RHODE ISLAND, INC.
Date: March 14, 2011	By:	/s/ Merrill W. Sherman
Merrill W. Sherman
President and Chief Executive Officer
Each person whose signature appears below constitutes and appoints each of Merrill W. Sherman or Linda H. Simmons, or either of them, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities in connection with the annual report on Form 10-K of Bancorp Rhode Island, Inc. for the year ended December 31, 2010, to sign any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Merrill W. Sherman Merrill W. Sherman,	/s/ Linda H. Simmons Linda H. Simmons,	/s/ Tiffany R. Sy Tiffany R. Sy, CPA,
President, Chief Executive Officer and	Chief Financial Officer and	Controller (Principal Accounting Officer)
Director (Principal Executive Officer)	Treasurer (Principal Financial Officer)	Date: March 14, 2011
Date: March 14, 2011	Date: March 14, 2011

/s/ Anthony F. Andrade Anthony F. Andrade, Director	/s/ Ernest J. Chornyei, Jr. Ernest J. Chornyei, Jr., Director	/s/ Bogdan Nowak Bogdan Nowak, Director
Date: March 14, 2011	Date: March 14, 2011	Date: March 14, 2011

/s/ John R. Berger John R. Berger, Director	/s/ Meredith A. Curren Meredith A. Curren, Director	/s/ Cheryl W. Snead Cheryl W. Snead, Director
Date: March 14, 2011	Date: March 14, 2011	Date: March 14, 2011

/s/ Richard L. Bready Richard L. Bready, Director	/s/ Edward J. Mack Edward J. Mack, Director	/s/ Pablo Rodriguez Pablo Rodriguez, Director
Date: March 14, 2011	Date: March 14, 2011	Date: March 14, 2011

/s/ Malcolm G. Chace Malcolm G. Chace, Director and	/s/ Michael E. McMahon Michael E. McMahon, Director	/s/ John A. Yena John A. Yena, Director
Chairman of the Board	Date: March 14, 2011	Date: March 14, 2011
Date: March 14, 2011

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s Independent Registered Public Accounting Firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-2 of this annual report.

/s/ Merrill W. Sherman Merrill W. Sherman	/s/ Linda H. Simmons Linda H. Simmons
President and	Chief Financial Officer and
Chief Executive Officer	Treasurer

BANCORP RHODE ISLAND, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:
We have audited Bancorp Rhode Island, Inc.’s (the “Company’”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Providence, Rhode Island
March 14, 2011

BANCORP RHODE ISLAND, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Bancorp Rhode Island, Inc.:
We have audited the accompanying consolidated balance sheets of Bancorp Rhode Island, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancorp Rhode Island, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 of the consolidated financial statements, as of April 2009, the Company changed its method of evaluating other-than-temporary impairments of debt securities to comply with the new accounting requirements issued by the Financial Accounting Standards Board.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bancorp Rhode Island, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Providence, Rhode Island
March 14, 2011

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands)
Assets
Assets:
Cash and due from banks	$14,384	$18,866
Overnight investments	395	1,964

Total cash and cash equivalents	14,779	20,830
Available for sale securities (amortized cost of $357,402 and $380,108, respectively)	360,025	381,839
Stock in the Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	780,264	732,397
Residential mortgage loans	164,877	173,294
Consumer and other loans	210,348	206,156

Total loans and leases receivable	1,155,489	1,111,847
Allowance for loan and lease losses	(18,654)	(16,536)

Net loans and leases receivable	1,136,835	1,095,311
Premises and equipment, net	11,889	12,378
Goodwill, net	12,262	12,239
Accrued interest receivable	4,842	4,964
Investment in bank-owned life insurance	31,277	30,010
Prepaid expenses and other assets	15,576	16,101

Total assets	$1,603,759	$1,589,946

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand deposit accounts	$264,274	$204,281
NOW accounts	70,327	74,558
Money market accounts	96,285	65,076
Savings accounts	341,667	367,225
Certificate of deposit accounts	347,613	387,144

Total deposits	1,120,166	1,098,284
Overnight and short-term borrowings	40,997	40,171
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	260,889	277,183
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	19,626	20,244

Total liabilities	1,475,081	1,469,285

Shareholders’ equity:
Common stock, par value $0.01 per share, authorized 11,000,000 shares: Issued: (5,047,942 and 4,969,444 shares, respectively)	50	50
Additional paid-in capital	73,866	72,783
Treasury stock, at cost (373,850 and 364,750 shares respectively)	(12,527)	(12,309)
Retained earnings	65,584	59,012
Accumulated other comprehensive income, net	1,705	1,125

Total shareholders’ equity	128,678	120,661

Total liabilities and shareholders’ equity	$1,603,759	$1,589,946

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$7	$10	$264
Mortgage-backed securities	11,601	13,357	13,655
Investment securities	1,896	2,157	2,767
Federal Home Loan Bank of Boston stock dividends	—	—	610
Loans and leases	59,298	59,753	63,002

Total interest and dividend income	72,802	75,277	80,298

Interest expense:
Deposits	8,030	14,868	21,579
Overnight and short-term borrowings	63	86	902
Wholesale repurchase agreements	564	551	540
Federal Home Loan Bank of Boston borrowings	10,068	10,720	10,960
Subordinated deferrable interest debentures	670	730	949

Total interest expense	19,395	26,955	34,930

Net interest income	53,407	48,322	45,368
Provision for loan and lease losses	6,860	9,917	4,520

Net interest income after provision for loan and lease losses	46,547	38,405	40,848

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	54	(2,469)	(219)
Non-credit component of other-than-temporary losses recognized in other comprehensive income	(1,086)	2,085	—

Credit component of other-than-temporary impairment losses on available for sale securities	(1,032)	(384)	(219)

Service charges on deposit accounts	5,178	5,377	5,711
Income from bank-owned life insurance	1,267	1,245	1,080
Gain on sale of available for sale securities	1,260	61	725
Loan related fees	836	869	803
Commissions on nondeposit investment products	740	776	745
Net gains on lease sales and commissions on loans originated for others	127	408	454
Other income	1,186	813	1,310

Total noninterest income	9,562	9,165	10,609

Noninterest expense:
Salaries and employee benefits	22,973	20,573	20,091
Occupancy	3,340	3,552	3,530
Data processing	2,623	2,640	2,816
Professional services	2,283	2,612	2,968
FDIC insurance	1,934	2,527	694
Operating	1,860	1,877	1,913
Marketing	1,211	1,318	1,607
Equipment	1,029	1,001	1,048
Loan workout and other real estate owned	987	688	543
Loan servicing	646	665	643
Other expenses	2,317	2,076	2,033

Total noninterest expense	41,203	39,529	37,886

Income before income taxes	14,906	8,041	13,571
Income tax expense	5,071	2,502	4,427

Net income	9,835	5,539	9,144

Preferred stock dividends	—	(892)	(50)
Accretion of preferred shares discount	—	(1,405)	(8)

Net income applicable to common shares	$9,835	$3,242	$9,086

Weighted average shares outstanding — basic	4,658,668	4,604,308	4,561,396
Weighted average shares outstanding — diluted	4,687,316	4,626,434	4,631,208

Per share data:
Basic earnings per common share	$2.10	$0.71	$1.99
Diluted earnings per common share	$2.10	$0.70	$1.96
Cash dividends declared per common share	$0.70	$0.68	$0.66
See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other
			Additional		Retained	Comprehensive
	Preferred	Common	Paid-in	Treasury	Earnings,	Income/
	Stock	Stock	Capital	Stock	as Adjusted	(Loss)	Total
	(in thousands, except per share data)
Balance at December 31, 2007	$—	$49	$70,123	$(10,189)	$52,679	$(69)	$112,593
Net income	—	—	—	—	9,144	—	9,144
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(438)	—	—	—	—	—	813	813
Reclassification adjustment, net of taxes of $177	—	—	—	—	—	(329)	(329)

Comprehensive income							9,628
Exercise of stock options	—	—	562	—	—	—	562
Macrolease acquisition	—	—	656	—	—	—	656
Treasury stock acquisitions	—	—	—	(1,866)	—	—	(1,866)
Share-based compensation	—	—	380	—	—	—	380
Tax benefit from exercise of stock options	—	—	189	—	—	—	189
Issuance of preferred stock	28,587	—	—	—	—	—	28,587
Accretion of preferred stock discount	8	—	—	—	(8)	—	—
Issuance of warrants	—	—	1,413	—	—	—	1,413
Dividends on preferred stock ($1.67 per preferred share)	—	—	—	—	(50)	—	(50)
Dividends on common stock ($0.66 per common share)	—	—	—	—	(3,002)	—	(3,002)

Balance at December 31, 2008	$28,595	$49	$73,323	$(12,055)	$58,763	$415	$149,090
Cumulative effect of a change in accounting principle, net of taxes of ($77)					137	(137)	—
Net income	—	—	—	—	5,539	—	5,539
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of taxes of ($1,207)	—	—	—	—	—	2,242	2,242
Reclassification adjustment for net gains included in net income, net of taxes of $21	—	—	—	—	—	(40)	(40)
Non-credit portion OTTI, net of taxes of $730	—	—	—	—	—	(1,355)	(1,355)

Comprehensive income							6,386
Exercise of stock options	—	1	514	—	—	—	515
Macrolease acquisition	—	—	78	—	—	—	78
Repurchase of warrant	—	—	(1,400)	—	—	—	(1,400)
Redemption of preferred stock	(30,000)	—	—	—	—	—	(30,000)
Treasury stock acquisitions	—	—	—	(254)	—	—	(254)
Share-based compensation	—	—	180	—	—	—	180
Tax benefit from stock option exercises	—	—	88	—	—	—	88
Preferred stock discount accretion	123	—	—	—	(123)	—	—
Prepayment charge on preferred stock discount	1,282	—	—	—	(1,282)	—	—
Dividends on preferred stock ($29.73 per preferred share)	—	—	—	—	(892)	—	(892)
Dividends on common stock ($0.68 per common share)	—	—	—	—	(3,130)	—	(3,130)

Balance at December 31, 2009	$—	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661

Net income	—	—	—	—	9,835	—	9,835
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of taxes of ($373)	—	—	—	—	—	693	693
Reclassification adjustment for net gains included in net income, net of taxes of $441	—	—	—	—	—	(819)	(819)
Non-credit portion OTTI, net of taxes of ($380)	—	—	—	—	—	706	706

Comprehensive income							10,415
Exercise of stock options	—	—	293	—	—	—	293
Macrolease acquisition	—	—	211	—	—	—	211
Share repurchases	—	—	—	(218)	—	—	(218)
Share-based compensation	—	—	558	—	—	—	558
Tax benefit from stock option exercises	—	—	21	—	—	—	21
Dividends on common stock ($0.70 per common share)	—	—	—	—	(3,263)	—	(3,263)

Balance at December 31, 2010	$—	$50	$73,866	$(12,527)	$65,584	$1,705	$128,678

See accompanying notes to consolidated financial statements.

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$9,835	$5,539	$9,144
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(1,258)	(6,201)	(3,252)
Provision for loan and lease losses	6,860	9,917	4,520
Income from bank-owned life insurance	(1,267)	(1,245)	(1,080)
Net gains on lease sales	(66)	(326)	(354)
Net gain on sale of available for sale securities	(1,260)	(61)	(725)
Credit component of other-than-temporary impairment losses on available for sale securities	1,032	384	219
Net loss on sale of premises and equipment	—	—	3
Gain on sale of other real estate owned	(57)	(76)	(64)
Proceeds from sales of leases	1,262	1,476	11,557
Leases originated for sale	(1,196)	(1,287)	(9,250)
Share-based compensation expense	558	180	380
Decrease in accrued interest receivable	122	276	1,317
Increase in prepaid expenses and other assets	(357)	(6,818)	(2,139)
(Decrease) increase in other liabilities	(430)	3,221	43

Net cash provided by operating activities	13,778	4,979	10,319

Cash flows from investing activities:
Available for sale securities:
Purchases	(175,570)	(221,868)	(145,205)
Maturities and principal repayments	172,133	165,408	124,707
Proceeds from sales	25,950	1,880	30,543
Proceeds from sale of leases	—	10,428	—
Net increase in loans and leases	(46,537)	(46,747)	(40,140)
Purchase of Federal Home Loan Bank of Boston stock	—	(603)	—
Capital expenditures for premises and equipment	(918)	(1,186)	(575)
Proceeds from disposition of other real estate owned	1,866	1,321	189
Purchase of bank-owned life insurance	—	—	(3,500)

Net cash used in investing activities	(23,076)	(91,367)	(33,981)

Cash flows from financing activities:
Net increase in deposits	21,882	56,092	27,412
Net increase (decrease) in overnight and short-term borrowings	826	(8,882)	(9,119)
Proceeds from long-term borrowings	80,130	113,465	69,293
Repayment of long-term borrowings	(96,424)	(73,841)	(71,862)
Proceeds from issuance of preferred stock and warrants	—	—	30,000
Redemption of preferred stock	—	(30,000)	—
Repurchase of warrant	—	(1,400)	—
Proceeds from issuance of common stock	75	261	314
Tax benefit from exercise of stock options	21	88	189
Purchases of treasury stock	—	—	(1,618)
Dividends on preferred stock	—	(892)	(50)
Dividends on common stock	(3,263)	(3,130)	(3,002)

Net cash provided by financing activities	3,247	51,761	41,557

Net (decrease) increase in cash and cash equivalents	(6,051)	(34,627)	17,895
Cash and cash equivalents at beginning of year	20,830	55,457	37,562

Cash and cash equivalents at end of year	$14,779	$20,830	$55,457

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
Principles of Consolidation — At December 31, 2010 and 2009, the consolidated financial statements include the accounts of Bancorp Rhode Island, Inc., and its wholly-owned subsidiary, Bank Rhode Island, along with the Bank’s wholly-owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment financing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and overnight investments to be cash equivalents. Cash flows relating to deposits are presented net in the statements of cash flows.
Securities — Debt securities can be classified as trading, available for sale or held-to-maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has the positive intent and the ability to hold these securities to maturity. Securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of estimated income taxes. As of December 31, 2010 and 2009, all of the Company’s investment securities were classified as available for sale.
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
Loans and Leases Receivable — Loans are stated at the principal amount outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs, which are amortized as an adjustment to yield over the life of the related loans. When loans and leases are paid-off, the unamortized portion of premiums, discounts or net fees is recognized into income. Interest income is accrued on a level yield basis over the life of the loan. Estimated residual values for leased equipment were not material at December 31, 2010 and 2009.
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
The Company also originates leases for sale in the secondary market. Accordingly, these leases are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. These leases are generally sold on a non-recourse basis, with gains or losses recognized upon the sale of leases determined on a specific identification basis. There were no leases held for sale at year ended December 31, 2010 and 2009.
Nonperforming commercial loans and leases in excess of $100,000 are deemed to be “impaired.” In addition, loans that have been modified as troubled debt restructurings, including residential mortgages and consumer loans regardless of dollar amount, are deemed to be impaired loans. Impairment is measured on a discounted cash flow method using the original contractual interest rate, or at an observable market price, or at the fair value of the collateral if the loan is collateral dependent. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated selling costs. In addition, the Bank classifies a loan or lease as an in-substance foreclosure when the Bank is in possession of the collateral prior to actually foreclosing.
Loans and leases on which the accrual of interest has been discontinued are designated nonaccrual loans and leases. Accrual of interest income is discontinued when concern exists as to the collectability of principal or interest, or typically when a loan or lease becomes over 90 days delinquent. A loan or lease that is over 90 days delinquent may be excluded from nonaccrual status if no concern exists as to the collectability of principal or interest and it is both well secured and in the process of collection. When a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans and leases (including restructured loans) are removed from nonaccrual when they are current and when concern no longer exists as to the collectability of principal or interest (usually after all past due payments and six months of timely payments have been received).
Interest collected on nonaccruing and impaired loans and leases is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. If management does not consider a loan or lease ultimately collectible within an acceptable time frame, payments are applied as principal to reduce the loan or lease balance. If full collection of the remaining recorded investment should subsequently occur, interest receipts are recorded as interest income on a cash basis. If the ultimate repayment of principal is expected in a timely manner, payments received on a nonaccrual loan or lease are applied to interest income on a cash basis. Recognition of interest on the cash basis is limited to the amount that would have been recognized on the recorded investment at the original contractual interest rate. Interest receipts in excess of this amount are recorded as recoveries until prior charge-offs to the allowance for loan and lease losses have been fully recovered.

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
Goodwill — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized over an estimated life, but rather is tested at least annually for impairment. The Company evaluates goodwill for impairment by comparing the fair value of the Company to its carrying value, including goodwill. If the fair value of the Company exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Management preliminarily utilizes the Company’s market capitalization as a reasonable estimate of its fair value. Market capitalization, however, does not consider the value of a control premium (the premium a market participant would pay to own an entire company rather than a piece of the company). If the Company’s market capitalization is less than its carrying value, management assesses the fair value of the Company further using market value comparisons for similar institutions, such as price to earnings multiples, price to book value multiples and price to tangible book value multiples. The Company’s valuation technique utilizes verifiable market multiples, as well as subjective assessment and interpretation. The application of different market multiples, or changes in judgment as to which market transactions are reflective of the Company’s specific characteristics, could affect the conclusions reached regarding possible impairment. In the event that the Company was to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

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
Share-Based Compensation — The Company maintains stock option plans as described more fully in Note 15 — Employee and Director Benefits. In accordance with U.S. GAAP, the grant date fair value of share-based awards (primarily stock options for the Company) is recognized as an expense in the income statement. Share-based awards requiring future service are recognized as compensation expense over the relevant service period. Share-based awards that do not require future service (“vested awards”) are expensed immediately. The Company estimates expected forfeitures in determining compensation expense.
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
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
Segment Reporting — An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2010, 2009 and 2008. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.
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
Pledged collateral including cash, accounts receivable, inventory, property, plant, equipment and real estate supported all standby letters of credit outstanding at December 31, 2010 and 2009. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Bank be required to make payments to the beneficiary of a letter of credit, repayment to the Bank is required. When cash collateral is present, the recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If any other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The standby letters of credit and the fair value of customer guarantees and cash collateral supporting the standby letters of credit are not reflected on the balance sheet.
Interest Rate Swaps — The Company utilizes interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company concurrently enters into a mirror swap contract with a third party. The third party exchanges the client’s floating rate loan payments for fixed rate payments. The Company records assets and liabilities reflecting the fair value of both the customer and the third party agreements adjusted for credit valuations. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2010 and December 31, 2009. See also Note 8 — Derivatives for further information.
Reclassifications —Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Reclassifications did not have an effect on previously reported net income or total shareholders’ equity.
Recently Adopted Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” With the issuance of ASC 105-10, the ASC became the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. ASC 105-10 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. All references to pre-codification literature have been eliminated from the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC 860-10, “Transfers and Servicing.” ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860-10 also requires enhanced interim and year-end disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the balance sheet. ASC 860-10 is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The adoption of ASC 860-10 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
In June 2009, the FASB issued ASC 810-10, “Consolidation.” ASC 810-10 addresses the effects of eliminating the QSPE concept from ASC 860-10, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether a VIE must be consolidated. ASC 810-10 also requires enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement affects the company’s financial position, financial performance and cash flows. ASC 810-10 is effective for fiscal years and interim reporting periods within those fiscal years beginning after November 15, 2009. The adoption of ASC 810-10 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 320): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends ASC 310, “Receivables,” by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowances for credit losses. An entity will be required to disclose the nature of credit risk associated with its financing receivables and the assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reason for those changes. The new and amended disclosures required under ASC 2010-20 that relate to information as of the end of a reporting period are effective for public entities with fiscal years and interim reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for public companies with the fiscal years or the first interim period beginning after December 15, 2010. The adoption of ASU No. 2010-20 required significant expansion to the Company’s disclosures surrounding loans and leases receivable and the allowance for loan and lease losses. See Note 7, “Credit Quality of Loans and Leases and Allowance for Loans and Leases.”
(3) Business Combinations
On March 1, 1996, the Bank acquired certain assets and assumed certain liabilities from Fleet Financial Group, Inc. and other related entities. This acquisition was accounted for utilizing the purchase method of accounting and generated $17.5 million of goodwill. This goodwill was amortized in the years prior to 2002, resulting in a net balance of $10.8 million.
On May 1, 2005, the Bank acquired certain operating assets from Macrolease International Corporation. This acquisition was accounted for utilizing the purchase method of accounting and has generated $1.5 million of goodwill. In connection with the Macrolease acquisition, the Company has issued 40,049 shares of common stock based upon Macrolease achieving certain performance targets. These shares were issued based on a performance period from the date of acquisition on April 29, 2005 through December 31, 2009. As of April 30, 2010, the performance period through which contingent shares were available has ended. No further shares of common stock were earned in 2010 and, thus, no further shares will be issued under the agreement.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(4) Restrictions on Cash and Due from Banks
The Bank is required to maintain average reserve balances in a noninterest-bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2010 and 2009, the average amount required to be held was $2.0 million and $1.2 million, respectively.
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
A summary of available for sale securities follows:

	Amortized	Unrealized		Fair
	Cost(1)	Gains	Losses	Value
	(In thousands)

At December 31, 2010:
GSE obligations	$80,992	$436	$(394)	$81,034
Trust preferred collateralized debt obligations	1,518	—	(956)	562
Collateralized mortgage obligations	28,885	517	(1,234)	28,168
GSE mortgage-backed securities	246,007	6,076	(1,822)	250,261

Total	$357,402	$7,029	$(4,406)	$360,025

At December 31, 2009:
GSE obligations	$80,866	$347	$(287)	$80,926
Trust preferred collateralized debt obligations	2,550	—	(2,085)	465
Collateralized mortgage obligations	45,641	697	(2,311)	44,027
GSE mortgage-backed securities	251,051	6,353	(983)	256,421

Total	$380,108	$7,397	$(5,666)	$381,839

(1)	Amortized cost is net of other-than-temporary impairment write-downs.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Less than One Year		One Year or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

At December 31, 2010:
GSE obligations	$39,599	$(394)	$—	$—	$39,599	$(394)
Trust preferred collateralized debt obligations	—	—	562	(956)	562	(956)
Collateralized mortgage obligations	1,912	(12)	7,896	(1,222)	9,808	(1,234)
GSE mortgage-backed securities	60,592	(1,822)	—	—	60,592	(1,822)

Total	$102,103	$(2,228)	$8,458	$(2,178)	$110,561	$(4,406)

At December 31, 2009:
GSE obligations	$37,081	$(287)	$—	$—	$37,081	$(287)
Trust preferred collateralized debt obligations	—	—	465	(2,085)	465	(2,085)
Collateralized mortgage obligations	5,520	(182)	12,088	(2,129)	17,608	(2,311)
GSE mortgage-backed securities	69,310	(982)	140	(1)	69,450	(983)

Total	$111,911	$(1,451)	$12,693	$(4,215)	$124,604	$(5,666)

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
At December 31, 2010 and 2009, respectively, $245.8 million and $271.5 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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
Upon adoption of new other-than-temporary impairment guidance issued under ASC 320-10, “Investments — Debt and Equity Securities,” in the second quarter of 2009, management reevaluated the other-than-temporary impairment that was previously recognized on CDO A at September 30, 2008. Management determined that it did not meet the criteria for other-than-temporary impairment as defined by ASC 320-10 because the amortized cost basis of the security was expected to be recovered, management had no intent to sell the security before recovery and it was more likely than not that the Company would not be required to sell the security before recovery. As a result, an adjustment of $137,000, representing the previously recognized other-than-temporary impairment charge, net of accretion recognized on impairment and tax effects, was applied to the 2009 opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.
CDO A has experienced $94.0 million, or 36.2%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $40.0 million during 2010. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $213,000 of the security’s amortized cost. For the year ended December 31, 2010, the Company recorded other-than-temporary impairment charges totaling $5,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $213,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $208,000 has been recorded as an increase to accumulated other comprehensive income. At December 31, 2010, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
CDO B has experienced $176.5 million, or 30.6%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $37.5 million during 2010. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management does not expect to recover $819,000 of the security’s amortized cost. For the year ended 2010, the Company recorded a reduction of other-than-temporary impairment charges totaling $58,000, representing the difference between the security’s fair value and book value less any previously recognized non-credit other-than-temporary impairment. The portion deemed to be credit related of $819,000 has been recorded as a reduction to noninterest income, while the non-credit portion of $877,000 has been recorded as an increase to accumulated other comprehensive income. Due to an increase in market activity for this security, the fair value has increased since the most recent other-than-temporary impairment charge was incurred. If further other-than-temporary impairment charges are incurred in excess of declines in fair market value or if increases in fair value continue, there would be additional increases to accumulated other comprehensive income. At December 31, 2010, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.
The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2010. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For
	Which a Portion Was Recognized in
	Other Comprehensive Income
	2010	2009
	(In thousands)

Balance, January 1	$(384)	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	(1,032)	(384)

Balance, December 31	$(1,416)	$(384)

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table sets forth the contractual maturities of available for sale securities and the weighted average yields of such securities:

	After One, But			After Five, But
	Within Five Years			Within Ten Years			After Ten Years
		Fair			Fair			Fair
	Cost(1)	Value	Yield(2)	Cost(1)	Value	Yield(2)	Cost(1)	Value	Yield(2)
	(Dollars in thousands)

At December 31, 2010:
GSE obligations	$70,997	$71,076	1.82%	$9,995	$9,957	2.63%	$—	$—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	1,518	562	6.36%
Collateralized mortage obligations	—	—	0.00%	15,059	15,426	4.58%	13,827	12,743	5.38%
GSE mortgage-backed securities	2,220	2,315	4.55%	10,396	11,055	4.80%	233,390	236,891	3.61%

Total	$73,217	$73,391	1.90%	$35,450	$36,438	4.10%	$248,735	$250,196	3.73%

At December 31, 2009:
GSE obligations	$75,866	$76,013	2.74%	$5,000	$4,913	3.20%	$—	$—	0.00%
Trust preferred securities	—	—	0.00%	—	—	0.00%	2,550	465	3.63%
Collateralized mortage obligations	—	—	0.00%	23,156	22,957	4.55%	22,485	21,070	5.35%
GSE mortgage-backed securities	1,548	1,604	4.75%	23,589	24,624	4.70%	225,914	230,193	4.51%

Total	$77,414	$77,617	2.78%	$51,745	$52,494	4.48%	$250,949	$251,728	4.58%

(1)	Represents amortized cost of the available for sale securities, net of other-than-temporary impairment write-downs.

(2)	Represents weighted average yield of the available for sale securities.
The weighted average remaining life of investment securities available for sale (defined as GSE obligations and trust preferred securities) at December 31, 2010 and 2009 was 3.8 years and 4.4 years, respectively. Included in the weighted average remaining life calculation at December 31, 2010 and 2009 were $65.0 million and $64.9 million, respectively, of investment securities that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The weighted average remaining life of mortgage-backed securities available for sale at December 31, 2010 and 2009 was 17.8 years and 18.2 years, respectively. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.
The following table presents information relating to the gains and losses from sales of available for sale securities:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Amortized cost of available for sale securities sold	$24,690	$1,819	$29,818
Gains (losses) realized on sales of available for sale securities	1,260	61	725

Net proceeds from sales of available for sale securities	$25,950	$1,880	$30,543

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(6) Loans and Leases Receivable
The following is a summary of loans and leases receivable:

	December 31,
	2010	2009
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$200,809	$180,416
Commercial real estate — owner occupied	179,766	168,425
Commercial and industrial	157,879	167,968
Multifamily	79,934	66,350
Small business	62,841	56,148
Construction	30,349	23,405
Leases and other (1)	73,054	75,057

Subtotal	784,632	737,769
Unearned lease income	(6,159)	(7,693)
Net deferred loan origination costs	1,791	2,321

Total commercial loans and leases	780,264	732,397

Residential mortgage loans:
One- to four-family adjustable rate	106,341	115,855
One- to four-family fixed rate	57,948	56,724

Subtotal	164,289	172,579
Premium on loans acquired	598	738
Net deferred loan origination fees	(10)	(23)

Total residential mortgage loans	164,877	173,294

Consumer and other loans:
Home equity — term loans	125,114	119,909
Home equity — lines of credit	82,778	83,771
Unsecured and other	1,511	1,410

Subtotal	209,403	205,090
Net deferred loan origination costs	945	1,066

Total consumer and other loans	210,348	206,156

Total loans and leases receivable	$1,155,489	$1,111,847

(1)	There were no leases held for sale at December 31, 2010 and December 31, 2009.
The Bank’s commercial and consumer lending activities are conducted principally in the State of Rhode Island and, to a lesser extent, in nearby areas of Massachusetts. The Bank’s equipment lease financing subsidiary, Macrolease, is based in Long Island, NY, with borrowers located throughout the United States. From time to time, the Bank purchases one- to four-family residential mortgage loans and commercial leases from third party originators. These loans and leases may have been originated from areas outside of New England. The Bank originates commercial real estate loans, commercial and industrial loans, multifamily residential loans, equipment leases, residential mortgage loans and consumer loans (principally home equity loans and lines of credit) for its portfolio. Most loans made by the Bank are secured by borrowers’ personal or business assets.
The Bank considers a concentration of credit risk to exist when the aggregate credit exposure to a borrower or group of borrowers in a single industry within a geographical region exceeds 25% of the Bank’s capital plus reserves. At December 31, 2010, the Bank did not have a concentration of credit risk. The ability of the Bank’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the area they reside.
Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy and in cases of real estate loans, the real estate sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changing conditions in the Rhode Island economy in particular, and the New England, northeast and national economies, in general.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The Bank’s lending limit to any single borrowing relationship is limited by law to approximately $23.6 million. At December 31, 2010, the Bank had no outstanding commitments to any single borrowing relationship that were in excess of $19.0 million.
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

	Year Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$8,361	$9,835
Additions	7,285	190
Repayments	(7,030)	(1,664)

Balance at end of year	$8,616	$8,361

(7) Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses
At December 31, 2010, there were $16.5 million of nonaccrual loans and leases in the portfolio. There were $2.4 million of loans past due 60 to 89 days at December 31, 2010. At December 31, 2010, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $17.5 million of nonaccrual loans and $2.0 million of loans past due 60 to 89 days as of December 31, 2009. There were $10.8 million of impaired loans with $1.5 million of specific impairment reserves at December 31, 2010, while included in nonaccrual loans as of December 31, 2009 were impaired loans of $12.4 million with specific reserves of $1.9 million. The average balance of impaired loans was $9.9 million during 2010, $10.8 million during 2009 and $5.4 million during 2008.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table sets forth information pertaining to the Company’s recorded investment of loans and leases accounted for on a nonaccrual basis and past due 90 days or more, but still accruing.

	December 31, 2010			December 31, 2009
		90+			90+
		Days,			Days,
		Still			Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$—	$1,422	$—	$1,422
Commercial real estate — owner occupied	5,272	—	5,272	5,486	—	5,486
Commercial and industrial	2,462	—	2,462	2,919	—	2,919
Multifamily	717	—	717	205	—	205
Small business	1,090	—	1,090	1,147	—	1,147
Construction	470	—	470	470	—	470
Leases and other	581	—	581	1,327	551	1,878

Total commercial loans and leases	10,592	—	10,592	12,976	551	13,527
Residential mortgage loans:
One- to four-family adjustable rate	4,089	—	4,089	922	—	922
One- to four-family fixed rate	956	—	956	3,202	—	3,202

Total residential mortgage loans	5,045	—	5,045	4,124	—	4,124
Consumer and other loans:
Home equity — term loans	826	—	826	340	—	340
Home equity — lines of credit	50	—	50	49	275	324

Total consumer and other loans	876	—	876	389	275	664

Total nonperforming loans and leases	$16,513	$—	$16,513	$17,489	$826	$18,315

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table sets forth information pertaining to the Company’s recorded investment of past due loans and leases.

	December 31, 2010
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$282	$143	$—	$425
Commercial real estate — owner occupied	832	—	—	832
Commercial and industrial	346	204	—	550
Multifamily	299	661	—	960
Small business	812	180	—	992
Leases and other	1,053	711	—	1,764

Total past due commercial loans and leases	3,624	1,899	—	5,523
Residential mortgage loans:
One- to four-family adjustable	2,005	415	—	2,420
One- to four family fixed rate	142	—	—	142

Total past due residential mortgage loans	2,147	415	—	2,562
Consumer and other loans:
Home equity — term loans	398	115	—	513
Home equity — lines of credit	299	—	—	299
Unsecured and other	7	—	—	7

Total past due consumer and other loans	704	115	—	819

Total past due loans and leases	$6,475	$2,429	$—	$8,904

	December 31, 2009
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$734	$—	$—	$734
Commercial real estate — owner occupied	772	—	—	772
Commercial and industrial	1,167	—	—	1,167
Multifamily	731	410	—	1,141
Small business	1,942	285	—	2,227
Construction	900	—	—	900
Leases and other	2,108	951	552	3,611

Total commercial loans and leases	8,354	1,646	552	10,552
Residential mortgage loans:
One- to four-family adjustable	742	210	—	952
One- to four family fixed rate	506	24	—	530

Total residential mortgage loans	1,248	234	—	1,482
Consumer and other loans:
Home equity — term loans	522	148	—	670
Home equity — lines of credit	454	—	275	729
Unsecured and other	4	—	—	4

Total consumer and other loans	980	148	275	1,403

Total loans and leases	$10,582	$2,028	$827	$13,437

(1)	90+ Days Past Due includes only those loans and leases that are still accruing. All other loans and leases 90 days or more are included as a component of nonaccrual loans and leases.
The Company maintains an allowance for loan and lease losses sufficient to absorb probable losses in its loan and lease portfolios. Arriving at an appropriate level of allowance for loan and lease losses requires the creation and maintenance of a risk rating system that accurately classifies all loans and leases by category and further by degree of credit risk. A specified level of allowance is established within each classification and is based upon statistical analysis of loss trends, historical migration and delinquency patterns, anticipated trends in the loan and lease portfolios and industry standards and trends. The levels of allowance within each classification are subject to periodic reviews and, therefore, are subject to change.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Generally, commercial loans and leases are individually risk rated on a scale of 1 through 7. Ratings 1 through 5 are considered “pass,” or satisfactory credit exposures. Ratings 6, or “special mention,” and 7, or “substandard,” are negative ratings and loans and leases with these ratings are considered “watch list” assets. Loans and leases categorized as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases categorized as substandard are inadequately protected by the payment capacity of the obligor or by the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
A reserve percentage is assigned to each risk rating category based on the perceived risk of default and loss in conjunction with the Company’s historical loss experience. At December 31, 2010 and 2009, the reserve percentages ranged from 0.00% to 1.50% for pass-rated loans and leases. Special mention and substandard loans and leases were assigned reserve percentages of 5.00% and 15.00%, respectively. Macrolease-generated loans and leases and small business loans are excluded from the aforementioned commercial risk rating scale and are reserved at 1.00% and 2.00%, respectively, at December 31, 2010 and 2009. These portfolios are much smaller and historical evidence has shown that these portfolios experience fairly moderate losses.
Risk classifications for residential mortgage loans are stratified initially by type of loan. At December 31, 2010 and 2009, current fixed rate loans were reserved at 0.40% and 0.20%, respectively, while current adjustable rate mortgage (“ARM”) loans were reserved at 1.00% and 0.40%. Additionally, these loans are classified by delinquency, ranging from one payment delinquent to four or more payments delinquent. The reserve percentages for delinquent residential mortgage loans ranged from 2.00% to 25.00% at December 31, 2010 and 2.00% to 16.00% at December 31, 2009.
Consumer and other loans are also classified by type of loan. At December 31, 2010 and 2009, home equity term loans in which the Bank has a subordinated interest and home equity lines of credit were reserved at 0.90%. Home equity term loans in which the Bank has a first position interest are reserved for based on delinquency status, ranging from 0.40% and 0.20% for current loans to 25.00% and 16.00% for loans that are over 90 days delinquent at December 31, 2010 and 2009, respectively. Unsecured and other consumer loans are reserved at 7.00% and 2.00%, respectively, at December 31, 2010 and 2009. Loans that are fully secured by depository accounts at the Bank are not reserved for.
Nonperforming commercial loans and leases in excess of $100,000 are deemed to be “impaired.” In addition, loans that have been modified as troubled debt restructurings, including residential mortgage and consumer loans regardless of dollar amount, are deemed to be impaired loans. Loans and leases deemed to be impaired are individually reviewed and a specific reserve is established rather than collectively reserved for based on risk rating profile. The reserves for impaired loans and leases are determined by reviewing the fair values of the collateral (if collateral-dependent), observable market prices of the loans and leases or the present value of expected future cash flows.
The management portion of the reserve is the most difficult to quantify. It is maintained to protect against probable, yet unexpected losses, which may include a larger loss or allocation on a loan or lease than is covered by the normal reserve percentage for that asset. It is not practical to quantify a specific amount for this portion of the allowance for loan and lease losses. Rather, an acceptable range is sought. Factors that bring a level of uncertainty to probable losses in the Bank’s portfolio include, but are not limited to, economic and interest rate uncertainty, real estate market uncertainty, large relationship exposures and industry concentrations. A management reserve range of 0.08% to 0.20% of loans and leases is supported by these factors.
Early identification and reclassification of deteriorating credits is a critical component of the Company’s ongoing evaluation process and includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan and lease portfolio, charge-off experience, delinquency and nonperforming loan and lease patterns, business and economic conditions and other asset quality factors. These factors are based on observable information as well as subjective assessment and interpretation. Besides numerous subjective judgments as to the number of categories, appropriate level of allowance with respect to each category and judgments as to categorization of any individual loan or lease, additional subjective judgments are involved when ascertaining the probability, as well as, the extent of any probable losses.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
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
Loans deemed uncollectible are charged against the allowance for loan and lease losses, while recoveries of amounts previously charged-off are added to the allowance for loan and lease losses. Generally, amounts are charged-off once the probability of loss has been established, with consideration given to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions. Additionally, in accordance with certain regulatory guidance, residential mortgage and home equity loans are charged-off after 120 days of cumulative delinquency. Home equity lines of credit are charged-off after 180 days of cumulative delinquency.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$16,536	$14,664	$12,619
Loans and leases charged off:
Commercial loans and leases	(3,730)	(5,187)	(1,186)
Residential mortgage loans	(1,080)	(2,344)	(1,235)
Consumer and other loans	(352)	(658)	(168)

Total loans and leases charged-off	(5,162)	(8,189)	(2,589)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	382	97	79
Residential mortgage loans	12	8	4
Consumer and other loans	26	39	31

Total recoveries of loans and leases previously charged-off	420	144	114

Net charge-offs	(4,742)	(8,045)	(2,475)
Provision for loan and lease losses charged against income	6,860	9,917	4,520

Balance at end of year	$18,654	$16,536	$14,664

While the Company’s reserve percentages may have changed during the reporting periods, there were no changes to the Company’s accounting policies or reserve methodology and, thus, no quantitative impact on the Company’s consolidated financial statements.
During 2009, the Company sold loans and leases from the Macrolease portfolio totaling $10.0 million. The sale resulted in a gain of $293,000. During 2010 and 2008, there were no significant purchases, sales or reclassifications of loans and/or leases to held for sale.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following tables set forth information pertaining to the recorded investment of loans and leases that are collectively and individually evaluated for impairment and the related balance in the allowance for loan and lease losses.

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment
		Allowance		Allowance
		for Loan		for Loan
	Recorded	and Lease	Recorded	and Lease
	Investment	Losses	Investment	Losses
	(In thousands)
At December 31, 2010:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$200,809	$2,700
Commercial real estate — owner occupied	5,272	392	174,494	3,462
Commercial and industrial	2,288	287	155,591	2,323
Multifamily	717	108	79,217	1,387
Small business	462	141	62,379	1,318
Construction	470	220	29,879	452
Leases and other	125	108	66,770	472

Total commercial loans and leases	9,334	1,256	769,139	12,114
Residential mortgage loans:
One- to four-family adjustable rate	549	7	105,792	1,313
One- to four-family fixed rate	—	—	57,948	460

Total residential mortgage loans	549	7	163,740	1,773
Consumer and other loans:
Home equity — term loans	906	101	124,208	721
Home equity — lines of credit	—	—	82,778	745
Unsecured and other	—	—	1,511	114

Total consumer and other loans	906	101	208,497	1,580
Premium on loans acquired	—	—	598	—
Net deferred loan origination costs	—	—	2,726	—

Total loans and leases	$10,789	$1,364	$1,144,700	$15,467

At December 31, 2009
Commercial loans and leases:
Commercial real estate — nonowner occupied	$1,422	$323	$178,994	$2,257
Commercial real estate — owner occupied	5,478	933	162,947	2,800
Commercial and industrial	2,862	63	165,106	2,394
Multifamily	205	81	66,145	887
Small business	783	154	55,365	1,107
Construction	470	220	22,935	397
Leases and other	682	249	66,682	544

Total commercial loans and leases	11,902	2,023	718,174	10,386
Residential mortgage loans:
One- to four-family adjustable rate	268	7	115,587	671
One- to four-family fixed rate	—	—	56,724	662

Total residential mortgage loans	268	7	172,311	1,333
Consumer and other loans:
Home equity — term loans	177	7	119,732	621
Home equity — lines of credit	49	8	83,722	753
Unsecured and other	—	—	1,410	115

Total consumer and other loans	226	15	204,864	1,489
Premium on loans acquired	—	—	738	—
Net deferred loan origination costs	—	—	3,364	—

Total loans and leases	$12,396	$2,045	$1,099,451	$13,208

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following tables set forth information pertaining to the unpaid principal and the recorded investment for impaired loan and leases both requiring a specific reserve and not requiring a specific reserve.

	December 31, 2010
		Not	Total
	Requiring a	Requiring a	Impaired
	Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$3,483	$1,789	$5,272	$5,998
Commercial and industrial	2,008	280	2,288	3,743
Multifamily	717	—	717	717
Small business	312	150	462	538
Construction	470	—	470	470
Leases and other	125	—	125	125

Total impaired commercial loans and leases	7,115	2,219	9,334	11,591
Residential mortgage loans:
One- to four-family adjustable rate	259	290	549	731

Total impaired residential mortgage loans	259	290	549	731
Consumer and other loans:
Home equity — term loans	745	161	906	906

Total impaired consumer and other loans	745	161	906	906

Total impaired loans and leases	$8,119	$2,670	$10,789	$13,228

	December 31, 2009
		Not	Total
	Requiring	Requiring a	Impaired
	a Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$1,422	$—	$1,422	$1,422
Commercial real estate — owner occupied	3,718	1,760	5,478	5,478
Commercial and industrial	2,500	362	2,862	5,581
Multifamily	205	—	205	205
Small business	629	154	783	783
Construction	470	—	470	470
Leases and other	555	127	682	682

Total impaired commercial loans and leases	9,499	2,403	11,902	14,621
Residential mortgage loans:
One- to four-family adjustable rate	268	—	268	275

Total impaired residential mortgage loans	268	—	268	275
Consumer and other loans:
Home equity — term loans	177	—	177	177
Home equity — lines of credit	49	—	49	49

Total impaired consumer and other loans	226	—	226	226

Total impaired loans and leases	$9,993	$2,403	$12,396	$15,122

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The following tables set forth information pertaining to the average recorded investment of impaired loans and leases, total interest income recognized and interest income recognized using the cash-basis method of accounting during the periods that the loans and leases were impaired for the years shown.

	For the years ended
	December 31, 2010			December 31, 2009
			Interest			Interest
		Total	Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	Using Cash-	Recorded	Income	Using Cash-
	Investment	Recognized	Basis	Investment	Recognized	Basis
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$285	$—	$—	$356	$—	$—
Commercial real estate — owner occupied	4,765	64	64	4,404	—	—
Commercial and industrial	2,037	15	15	3,757	—	—
Multifamily	184	—	—	82	—	—
Small business	542	4	4	421	6	6
Construction	517	—	—	788	—	—
Leases and other	688	22	22	641	—	—

Total impaired commercial loans and leases	9,018	105	105	10,449	6	6
Residential mortgage loans:
One- to four-family adjustable rate	380	90	90	215	7	7
One- to four-family fixed rate	—	45	45	—	—	—

Total impaired residential mortgage loans	380	135	135	215	7	7
Consumer and other loans:
Home equity — term loans	438	30	30	107	—	—
Home equity — lines of credit	39	2	2	29	—	—

Total impaired consumer and other loans	477	32	32	136	—	—

Total impaired loans and leases	$9,875	$272	$272	$10,800	$13	$13

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Management believes that the Company’s internal risk rating system for commercial loans and credit scores obtained from credit reporting agencies for residential mortgage and consumer loans are meaningful credit quality indicators. Risk ratings are evaluated and credit scores are obtained at least quarterly. The following table sets forth information pertaining to the recorded investment in loans and leases by credit quality indicator.

	Year Ended December 31,
	2010	2009
	(In thousands)

Commercial loans and leases (risk rating):
Pass-rated	$735,869	$689,622
Special mention	19,825	23,305
Substandard	22,779	17,149

Total commercial loans and leases	778,473	730,076
Residential mortgage loans (credit score):
Greater than 750	84,695	86,498
725 – 750	18,930	16,052
680 – 724	19,310	25,465
650 – 679	6,558	14,500
620 – 649	6,278	5,194
Less than 620	19,883	15,167
Data not available	8,635	9,703

Total residential mortgage loans	164,289	172,579
Consumer and other loans (credit score):
Greater than 750	151,710	150,955
725 – 750	21,984	22,257
680 – 724	20,252	16,988
650 – 679	5,605	4,938
620 – 649	2,756	2,631
Less than 620	6,006	6,238
Data not available	1,090	1,083

Total consumer and other loans	209,403	205,090
Premium on loans acquired	598	738
Net deferred loan origination costs	2,726	3,364

Total loans and leases	$1,155,489	$1,111,847

(8) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at December 31, 2010 or December 31, 2009.
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2010, the Company had ten interest rate swaps with an aggregate notional amount of $34.8 million related to this program. No new interest rate swaps were entered into during 2010. For the year ended December 31, 2010, net losses on these interest rate swap contracts amounted to $7,000 and consisted solely of changes in credit valuation adjustments. For the year ending December 31, 2009, net gains amounted to $230,000 and included both credit valuation adjustments and fees earned in providing customers with interest rate swap contracts.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and December 31, 2009:

	Asset Derivatives
	December 31,
	2010	2009
	(In thousands)
Other Assets
Derivatives not designated as hedging instruments
Interest rate products	$790	$391

Total derivatives not designated as hedging instruments	$790	$391

	Liability Derivatives
	December 31,
	2010	2009
	(In thousands)
Other Liabilities
Derivatives not designated as hedging instruments
Interest rate products	$832	$426

Total derivatives not designated as hedging instruments	$832	$426

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the years ended December 31, 2010 and 2009:

	Location of Gain or (Loss)
Derivatives Not Designated as Hedging	Recognized in Income on	Amount of Gain or (Loss) Recognized
Instruments	Derivative	in Income on Derivative (1)
		Year Ended December 31,
		2010	2009
		(In thousands)

Interest Rate Products	Loan related fees	$(7)	$230

Total		$(7)	$230

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At December 31, 2010, the Company does not expect future nonperformance by counterparties.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2010, the Company has posted collateral of $782,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of December 31, 2010, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
(9) Premises and Equipment
Premises and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Land and improvements	$1,898	$1,895
Office buildings and improvements	5,675	5,624
Leasehold improvements	7,701	7,673
Data processing equipment and software	7,058	7,175
Furniture, fixtures and other equipment	5,461	5,452

Subtotal	27,793	27,819

Less accumulated depreciation and amortization	(15,904)	(15,441)

Total premises and equipment	$11,889	$12,378

The Company utilizes a useful life of 40 years for buildings, 15 years for building improvements and 5 years for land improvements. Leasehold improvements are amortized over their respective lease terms. The useful life of data processing equipment and software varies, but is primarily three years. The useful life for furniture, fixtures and other equipment also varies, but is primarily five years. Depreciation expense totaled $1.4 million, for the years ended December 31, 2010 and 2009, and $1.7 million for the year ended December 31, 2008.
Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.4 million. In October 2007, the Bank transferred its rights to develop a planned branch site to a third party via a noncancellable sublease agreement. The Bank’s rent expense is net of sublease rentals of $150,000.
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Under the terms of these noncancellable operating leases, the Bank is currently obligated to minimum annual rents as follows:

Minimum
Lease
Payments
(In thousands)

2011	$1,487
2012	1,483
2013	1,272
2014	876
2015	644
Thereafter	5,173

$10,935

Minimum payments have not been reduced by minimum sublease rentals of $3.2 million due in the future under a noncancellable sublease.
(10) Deposits
Certificate of deposit accounts had the following schedule of maturities:

	December 31,
	2010	2009
	(In thousands)

1 year or less remaining	$311,908	$307,338
More than 1 year to 2 years remaining	17,945	65,485
More than 2 years to 3 years remaining	10,533	2,990
More than 3 years to 4 years remaining	1,745	9,243
More than 4 years remaining	5,482	2,088

Total	$347,613	$387,144

At December 31, 2010, certificate of deposit accounts included $30.0 million obtained through brokers, compared to $33.5 million at December 31, 2009. At December 31, 2010 and 2009, certificate of deposit accounts with balances of $100,000 or more (excluding brokered CDs) aggregated $123.0 million and $130.5 million, respectively.
(11) Short-Term Borrowings and Repurchase Agreements
Overnight and short-term borrowings and repurchase agreements consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Treasury, tax and loan notes	$1,742	$1,803
Retail repurchase agreements	39,255	36,991
FHLB short-term line of credit	—	1,377
Wholesale repurchase agreements	20,000	20,000

Total	$60,997	$60,171

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The Bank utilizes the Note Option for remitting treasury, tax and loan payments to the Federal Reserve Bank. Under this option the U.S. Treasury invests in obligations of the Bank, as evidenced by open-ended interest-bearing notes. These notes are collateralized by GSE obligations owned by the Bank. Treasury, tax and loan notes are included as a component of overnight and short-term borrowings on the consolidated balance sheets. Information concerning these treasury, tax and loan notes is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Outstanding at end of year	$1,742	$1,803
Outstanding collateralized by securities with:
Par value	1,660	2,719
Fair value	1,780	2,870
Average outstanding for the year	677	816
Maximum outstanding at any month end	1,742	1,803
Weighted average rate at end of year	0.00%	0.00%
Weighted average rate paid for the year	0.00%	0.00%
The Bank has a short-term line of credit with the FHLB. Unused borrowing capacity under this line was $15.0 million at December 31, 2010 and $13.6 million at December 31, 2009. All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of U.S. Government and Agency obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans.
Information concerning this short-term line of credit is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Outstanding at end of year	$—	$1,377
Maturity date	Not applicable	January 2010
Average outstanding for the year	$315	$117
Maximum outstanding at any month end	3,423	1,377
Weighted average rate at end of year	0.62%	0.51%
Weighted average rate paid for the year	0.60%	0.60%
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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Information concerning retail repurchase agreements is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Outstanding at end of year	$39,255	$36,991
Maturity date	January 2011	January 2010
Outstanding collateralized by securities with:
Par value	$43,544	$43,312
Fair value	44,137	44,327
Average outstanding for the year	37,924	43,313
Maximum outstanding at any month end	42,240	56,639
Weighted average rate at end of year	0.10%	0.19%
Weighted average rate paid for the year	0.16%	0.11%
Information concerning wholesale repurchase agreements is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Outstanding at end of year	$20,000	$20,000
Maturity dates	January 2011	January 2010
	and June 2011	and June 2011
Outstanding collateralized by securities with:
Par value	$20,873	$21,338
Fair value	21,662	21,944
Average outstanding for the year	17,479	13,699
Maximum outstanding at any month end	20,000	20,000
Weighted average rate at end of year	2.96%	3.29%
Weighted average rate paid for the year	3.23%	4.02%
(12) Federal Home Loan Bank of Boston Borrowings
FHLB borrowings are comprised of the following:

	December 31, 2010			December 31, 2009
	Scheduled	First	Weighted	Scheduled	First	Weighted
	Final	Call	Average	Final	Call	Average
	Maturity	Date (1)	Rate (2)	Maturity	Date (1)	Rate (2)
	(Dollars in thousands)

Within 1 year	$86,700	$226,700	3.63%	$53,584	$222,584	3.78%
Over 1 year to 2 years	10,000	—	—	59,000	20,000	4.76%
Over 2 years to 3 years	23,400	13,400	4.16%	10,000	10,000	2.92%
Over 3 years to 5 years	10,000	10,000	2.32%	23,400	13,400	4.16%
Over 5 years	130,789	10,789	4.38%	131,199	11,199	4.39%

Total	$260,889	$260,889	3.64%	$277,183	$277,183	3.86%

(1)
Callable FHLB advances of $169.0 million and $199.0 million at December 31, 2010 and 2009, respectively, are reflected assuming that the callable debt is redeemed at the next call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
All borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a lien on “qualified collateral” defined principally as 90% of the fair value of GSE and U.S. Treasury obligations and 50-75% of the carrying value of certain residential and commercial mortgage loans. Unused term borrowing capacity with the FHLB at December 31, 2010 and 2009 was $23.0 million and $51.8 million, respectively. As one requirement of its borrowings, the Bank is required to invest in the common stock of the FHLB in an amount at least equal to five percent of its outstanding borrowings from the FHLB. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2010 and 2009, the Bank’s FHLB stock holdings, recorded at cost, were $16.3 million.
In February 2009, the FHLB-Boston announced that, while it met all of its regulatory capital requirements, it had suspended its quarterly dividend and would continue its moratorium on excess stock repurchases. Also, the FHLB-Boston implemented a revised operating plan that included certain revenue enhancement and expense reduction initiatives with the goal of the plan to build retained earnings to an appropriate level so that it may resume paying dividends and end the moratorium on excess stock repurchases. In a press release on February 22, 2011, the FHLB-Boston disclosed that it had produced five consecutive quarters of profitability and its board of directors had declared a dividend. The FHLB-Boston’s board of directors expect to continue to declare modest dividends throughout 2011, but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLB-Boston’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.
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
On June 5, 2003, the Company sponsored the creation of BRI Statutory Trust III (the “Trust III”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust III. On June 26, 2003, Trust III issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 3.10% beginning June 26, 2008) Capital Securities through a pooled trust preferred securities offering. At December 31, 2010, the rate of the Capital Securities was 3.40%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust III’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 3.10%) Junior Subordinated Notes due June 26, 2033, and constitute the primary asset of Trust III. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust III’s obligations under the Capital Securities, to the extent Trust III has funds available therefor.
On February 24, 2004, the Company sponsored the creation of BRI Statutory Trust IV (the “Trust IV”), a Connecticut statutory trust. The Company is the owner of all of the common securities of Trust IV. On March 17, 2004, Trust IV issued $5.0 million of its floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Capital Securities through a pooled trust preferred securities offering. At December 31, 2010, the rate of the Capital Securities was 3.09%. The proceeds from this issuance, along with the Company’s $155,000 capital contribution for Trust IV’s common securities (which is included in prepaid expenses and other assets), were used to acquire $5.2 million of the Company’s floating rate (quarterly reset to 3 month LIBOR plus 2.79%) Junior Subordinated Notes due March 17, 2034, and constitute the primary asset of Trust IV. The Company has, through the Declaration of Trust, the Guarantee Agreement, the Notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of Trust IV’s obligations under the Capital Securities, to the extent Trust IV has funds available therefor.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The Company entered into a Standby Commitment Letter Agreement (the “Commitment Agreement”) on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary (the “Purchaser”). Pursuant to this commitment, the Company had right, exercisable at any time through February 5, 2011, to require the Purchaser to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company (the “Trust Subsidiary”). At the time of the purchase of the trust preferred securities by the Purchaser, the Company would purchase all of the common securities of the Trust Subsidiary, in an amount equal to at least 3% of the total capital of the Trust Subsidiary. The Trust Subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Agreement, the Purchaser deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure the Purchaser’s obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities would bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Purchaser, representing 4% of the maximum commitment. The Company did not exercise its right to issue the trust preferred securities and the commitment expired February 5, 2011.
As of December 31, 2010, the Company’s investments in its statutory trust subsidiaries aggregated $533,000 and are included within prepaid expenses and other assets.
(14) Income Taxes
The components of income tax expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current expense:
Federal	$6,355	$3,223	$5,462
State	563	94	51

Total current expense	6,918	3,317	5,513

Deferred benefit:
Federal	(1,825)	(815)	(1,086)
State	(22)	—	—

Total deferred tax benefit	(1,847)	(815)	(1,086)

Total income tax expense	$5,071	$2,502	$4,427

The difference between the statutory federal income tax rate and the effective combined federal and state income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State income tax, net of federal tax benefit	2.4	0.8	0.2
Bank-owned life insurance	(3.0)	(5.4)	(2.8)
Salary limitations	—	1.3	—
Other, net	(0.4)	(0.6)	0.2

Effective combined federal and state income tax rate	34.0%	31.1%	32.6%

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The significant components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)

Gross deferred tax assets:
Allowance for loan and lease losses	$6,529	$5,788
Accrued retirement	1,686	1,379
Depreciation	656	686
Nonaccrual interest	555	383
Other-than-temporary impairment on AFS securities	496	134
Other	1,157	671

Total gross deferred tax assets	11,079	9,041

Gross deferred tax liabilities:
Goodwill	(3,854)	(3,529)
Net unrealized gains on AFS securities	(918)	(740)

Total gross deferred tax liabilities	(4,772)	(4,269)

Net deferred tax asset	$6,307	$4,772

The net balance of deferred tax assets and liabilities is included in prepaid expenses and other assets. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was deemed necessary at December 31, 2010 or 2009. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
The Company had no unrecognized tax benefits at December 31, 2010 and 2009. Additionally, the Company had no accrued income tax-related interest and penalties at December 31, 2010 and 2009.
The Company’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward. The Company’s state income tax returns are generally open from the 2007 and later tax return years based on individual state statute of limitations.
On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income of financial institutions and requiring combined income tax reporting. The rate will be reduced from the current rate of 10.0% to 9.5% for 2011 and 9.0% for 2012 and thereafter.
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
In June 2010, the DOR performed an audit of tax years 2007 and 2008, challenging the Bank’s position of the tax treatment of BRI Investment Corp. under the same assertion. The Bank received a Notice of Assessment from the DOR in November 2010. The total estimated tax assessment, accrued interest and penalties for all years is $690,000. As a result of 2008 amendments to tax law, the Company filed the 2009 Massachusetts income tax return and will continue to file future Massachusetts income tax returns on a combined reporting basis. There are no further tax years available for audit under the statute of limitations. Management believes it more likely than not that the Bank will prevail in its tax position, and therefore has not recorded a contingent liability for this matter.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
(15) Employee and Director Benefits
Employee 401(k) Plan — The Bank maintains a 401(k) Plan (the “Plan”) which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age are eligible to participate in the Plan. Expenses associated with the Plan were $454,000, $424,000 and $460,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Nonqualified Deferred Compensation Plan — The Bank also maintains a Nonqualified Deferred Compensation Plan (the “Nonqualified Plan”) under which certain participants may contribute the amounts they are precluded from contributing to the Bank’s 401(k) Plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were $29,000, $74,000 and $44,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Accrued liabilities associated with the Nonqualified Plan were $923,000 and $915,000 for December 31, 2010 and 2009, respectively.
Supplemental Executive Retirement Plans — The Bank maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Expenses associated with the SERPs were $863,000, $616,000 and $589,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company utilized a discount rate of 5.75% and 6.00% to determine its accrued liabilities associated with the SERPs of $4.8 million and $4.0 million as of December 31, 2010 and 2009, respectively.
Employee Stock Plans — The Company maintains a 1996 Incentive and Nonqualified Stock Option Plan and a 2002 Equity Incentive Plan (collectively the “Employee Stock Plans”) under which it may grant awards of its common stock to officers and key employees. The 1996 Incentive and Nonqualified Stock Option Plan has no remaining shares available for issuance as it expired in March 2006. At December 31, 2010, 125,063 shares remain available for issuance under the 2002 Equity Incentive Plan. The 2002 Equity Incentive Plan also provides for automatic incremental increases each year in the number of shares authorized for issuance under such plan on the date of the annual shareholders meeting equal to the least of (i) 2% of total issued and outstanding common stock on the date of the shareholders meeting, (ii) 75,000 shares and (iii) such lesser number as determined by the Board of Directors of the Company. The 2002 Equity Incentive Plan, which is shareholder approved, allows grants of options, restricted stock, stock appreciation rights (“SARs”), performance shares or units and other stock-based awards. Under the Employee Stock Plans, the Company has awarded stock options, which have been granted at an exercise price equal to the market value of the stock on the date of the grant with vesting terms of three to five years. Unless exercised, options granted under the Employee Stock Plans have contractual terms ranging between 7 and 10 years. Certain stock option awards provide for accelerated vesting if there is a change in control (as defined in the Employee Stock Plans).
The fair value of each employee stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2010	2009	2008
Expected term	6 years	6 years	5 years
Expected volatility	27%	26%	20%
Risk-free interest rate	2.56%	2.55%	2.77%
Dividend yield	2.63%	2.79%	2.19%
Fair value of options granted	$5.67	$5.22	$5.29

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The activity related to these employee stock options is summarized below:

				Weighted
		Weighted		Average
	Options	Average	Aggregate	Contractual
Employee Stock Options	Outstanding	Exercise Price	Intrinsic Value	Term (in years)

Outstanding, December 31, 2007	412,860	$27.34
Granted	63,975	$30.55
Exercised	(31,450)	$14.90
Forfeited / Canceled	(38,830)	$35.45

Outstanding, December 31, 2008	406,555	$28.04
Granted	87,618	$24.81
Exercised	(41,650)	$12.35
Forfeited / Canceled	(58,005)	$31.97

Outstanding, December 31, 2009	394,518	$28.40
Granted	17,195	$25.86
Exercised	(23,560)	$10.66
Forfeited / Canceled	(14,890)	$31.38

Outstanding, December 31, 2010	373,263	$29.28	$1,163,000	4.0

Exercisable, December 31, 2010	239,537	$29.85	$784,000	3.4

The total intrinsic value of options by employees exercised during 2010, 2009 and 2008 was $321,000, $341,000 and $562,000, respectively.
The options outstanding as of December 31, 2010 are set forth below:

			Weighted
		Weighted	Average
		Average	Contractual
	Options	Exercise	Term (in
Exercise Price	Outstanding	Price	years)
$10.00 – $19.99	45,400	$16.38	1.5
20.00 – 29.99	137,213	$24.82	4.7
30.00 – 39.99	171,150	$34.67	4.3
40.00 – 49.99	19,500	$43.45	3.3

Outstanding, December 31, 2010	373,263	$29.28	4.0

The Company grants its executive officers restricted stock as a component of their annual share based compensation award. In April 2010, August 2009 and April 2008, the Company granted 7,092, 5,968 and 3,480 shares at market prices of $25.86, $26.15 and $32.89, respectively. These restricted shares vest in three annual installments and provide for accelerated vesting if there is a change in control. During 2009, 988 shares of these restricted shares were forfeited. No shares were forfeited during 2010 or 2008.
In April 2010, the Company also granted the executive officers performance shares as a component of their annual share based compensation award. Each performance share represents a contingent right to receive one share of the Company’s common stock. The performance shares will vest on the third anniversary of the grant date only if the Company’s earnings per share during the three-year period then ending is at or above the 50th percentile of a custom commercial bank index for banks in the Northeast with assets of $500 million to $5 billion. The Company granted a total of 3,525 performance shares at a market price of $25.86.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
In addition, in April 2010, the Company made “one time” restricted stock awards for a total of 30,100 shares to three executive officers (excluding the CEO). The market price at the time of grant was $25.86. These restricted shares will vest in full on the fifth anniversary of the grant date, subject to accelerated vesting if (i) the price for the Company’s common stock reaches $36.00 per share and remains at this level for 20 consecutive trading days or (ii) upon a change of control.
The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Share-based compensation	$517	$155	$326
Tax benefit related to share-based compensation (1)	171	137	210

(1)	Represents the tax benefits on stock options exercised and share-based compensation.
As of December 31, 2010, there was $1.6 million of total unrecognized compensation cost related to nonvested employee compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.3 years.
Director Stock Plan — The Company established a Non-Employee Directors Stock Plan (the “Director Stock Plan”) under which it may grant up to 115,000 options to acquire its common stock to non-employee directors. At December 31, 2010, the total remaining shares available for issuance under the Director Stock Plan is 19,500. Each non-employee director elected at the 1998 shareholders meeting received an option for 1,500 shares and each new non-employee director elected subsequently receives an option for 1,000 shares. Non-employee directors also receive an annual option grant for 500 shares as of the date of each annual meeting of shareholders. Options are granted at an exercise price equal to the market value of the stock on the date of the grant and vest six months after the grant date. Options granted under the Director Stock Plan have a 10-year contractual term, subject to earlier of expiration on the second anniversary of a director’s termination of service.
The fair value of each non-employee director stock option award has been estimated on the grant date using the Black-Scholes option-pricing model utilizing the following pricing assumptions, summarized on a weighted-average basis in the table below:

	Year Ended December 31,
	2010	2009	2008
Expected term	7 years	7 years	8 years
Expected volatility	26%	26%	21%
Risk-free interest rate	2.82%	2.05%	3.43%
Dividend yield	2.36%	3.27%	2.01%
Fair value of options granted	$6.88	$3.95	$7.59

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
The activity related to these director stock options is summarized below:

				Weighted
		Weighted		Average
	Options	Average	Aggregate	Contractual
Director Stock Options	Outstanding	Exercise Price	Intrinsic Value	Term (in years)

Outstanding, December 31, 2007	37,000	$30.62
Granted	7,000	$31.76
Exercised	(5,500)	$17.31

Outstanding, December 31, 2008	38,500	$32.73
Granted	6,500	$20.79
Forfeited / Canceled	(2,000)	$29.41

Outstanding, December 31, 2009	43,000	$31.08
Granted	6,000	$28.85
Exercised	(2,000)	$21.02
Forfeited / Canceled	(500)	$10.13

Outstanding, December 31, 2010	46,500	$31.45	$89,000	5.6

Exercisable, December 31, 2010	46,500	$31.45	$89,000	5.6

The total intrinsic value of options exercised by directors during 2010 and 2008 was $13,000 and $96,000, respectively. No director stock options were exercised during 2009.
The director options outstanding as of December 31, 2010 are set forth below:

			Weighted
			Average
		Weighted	Contractual
	Options	Average	Term (in
Exercise Price	Outstanding	Exercise Price	years)
$10.00 – $19.99	1,500	$17.34	1.3
20.00 – 29.99	16,000	$24.62	7.2
30.00 – 39.99	28,000	$35.71	4.9
40.00 – 49.99	1,000	$42.85	5.8

Outstanding, December 31, 2010	46,500	$31.45	5.6

The following table summarizes share-based compensation and the related tax benefit for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Share-based compensation	$41	$25	$54
Tax benefit related to share-based compensation (1)	14	9	52

(1)	Represents the tax benefits on stock options exercised and share-based compensation.

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2010, there was no unrecognized compensation cost related to nonvested director compensation arrangements.
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
(16) Other Expenses
Major components of other expenses are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Travel and entertainment	$337	$340	$320
Director fees	328	292	356
Credit card and interchange fees	324	310	305
Charitable contributions	290	283	273
Insurance	276	275	268
Other	762	576	511

Total	$2,317	$2,076	$2,033

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

BANCORP RHODE ISLAND, INC.
Notes to Consolidated Financial Statements (continued)
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2010	2009
	(In thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commitments to originate or purchase loans and leases	$37,043	$19,425
Unused lines of credit and other commitments	213,752	200,274
Letters of credit and standby letters of credit	5,510	4,604
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate leases to be sold	—	458
Interest rate swap contracts:
Swaps with customers	17,414	17,815
Mirror swaps with counterparties	17,414	17,815
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
Letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2010 and 2009, the maximum potential amount of future payments under letters of credit was $5.5 million and $4.6 million, respectively. Cash collateral supported $754,000 and $940,000 of the outstanding standby letters of credit at December 31, 2010 and 2009, respectively. The fair value of the guarantees of the standby letters of credit was $41,000 and $35,000, respectively, and is not reflected on the consolidated balance sheets.
Commitments to originate and commitments to sell leases are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the consolidated balance sheets and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statements. The carrying values of such commitments as of December 31, 2010 and 2009 and the respective changes in fair values for the years then ended were insignificant.
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
The interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income. The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $790,000 and $391,000 as of December 31, 2010 and 2009, respectively. The fair values of the “mirror” swap contracts with third-party financial institutions totaled $832,000 as of December 31, 2010 and $426,000 at December 31, 2009. For the year ended December 31, 2010, net losses on theses interest rate swap contracts which consisted solely of adjustments for credit valuation, amounted to $7,000. For the year ended December 31, 2009, net gains amounted to $230,000, which included fee income from new contracts and adjustments for credit valuation.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(18) Fair Value Measurements
ASC 820-10, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.
ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. A fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs is included in ASC 820. The fair value hierarchy is as follows:
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

GSE obligations	$81,034	$—	$81,034	$—

Trust preferred CDOs	562	—	562	—

Collateralized mortgage obligations	28,168	—	28,168	—

GSE mortgage-backed securities	250,261	—	250,261	—

Total available for sale securities	360,025	—	360,025	—

Interest rate swap assets	790	—	790	—

Interest rate swap liabilities	832	—	832	—

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

GSE obligations	$80,926	$—	$80,926	$—

Trust preferred CDOs	465	—	465	—

Collateralized mortgage obligations	44,027	—	44,027	—

GSE mortgage-backed securities	256,421	—	256,421	—

Total available for sale securities	381,839	—	381,839	—

Interest rate swap assets	391	—	391	—

Interest rate swap liabilities	426	—	426	—
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
Prior to December 31, 2009, the Company used significant unobservable inputs (Level 3) to value two of its available for sale securities (CDO A and CDO B). Each of these securities is a collateralized debt obligation backed by trust preferred securities. There was limited trading in these and comparable securities due to economic conditions and observable pricing had become difficult to obtain. The Company obtained valuations from four sources, including broker quotes and cash flow scenario analyses. The fair values obtained were assigned a weighting that was dependent upon the methods used to calculate the prices. Cash flow scenarios (Level 3) were given more weight than broker quotes (Level 2) because the broker quotes were believed to be based on distressed sales, evidenced by the inactive market. The weighting was then used to determine an overall fair value of the securities.
At December 31, 2010 and 2009, management reviewed the fair values provided by those pricing sources. Based on management’s understanding of the methods employed and the guidance provided by ASC 820-10-65, three of the four sources were excluded from the valuation process. These sources were excluded because either the assumptions used were inappropriate or because of the uncertainty surrounding the methodology in determining the fair values, including a previous source of cash flow scenario analyses that adopted the fair value methodology of a previously excluded source. As a result, broker quotes (Level 2) were used to determine the fair value of these securities. The broker quotes given for the securities were based on executed trades of similar collateral structure and performance. Although limited trades occurred, they were likely orderly transactions when considering the number of potential buyers the transactions were marketed to and the intention by the sellers to maximize their proceeds. The cash flow scenario analyses considered varying default, recovery and prepayment assumptions discounted at a rate representative of yields available for similar investments adjusted for credit risk. Management believes that the broker quotes are the best representation of the price that would be obtained for these particular securities in an orderly transaction under current market conditions.
Interest rate swaps — The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 8 — Derivatives.
The following table shows a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	2010	2009
	(In thousands)

Available for sale securities
Balance, January 1	$—	$1,480

Cumulative effect of a change in accounting principle (see Note 5)	—	214
Increase in unrealized holding losses	—	(845)
Other-than-temporary impairment	—	(384)
Transfers to Level 2	—	(465)

Balance, December 31	$—	$—

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the years ended December 31, 2010 and 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at December 31, 2010 Using
Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Collateral-dependent loans and leases	$7,287	$—	$7,287	$—

Other real estate owned	1,239	—	1,239	—

Fair Value Measurements at December 31, 2009 Using
Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Collateral-dependent loans and leases	$8,999	$—	$8,999	$—

Other real estate owned	2,083	—	2,083	—
Impaired Loans — Impaired loans and leases were $10.8 million at December 31, 2010. Impaired loans and leases that are deemed collateral-dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. At December 31, 2010, the valuation allowance for collateral-dependent loans and leases was $1.4 million compared to $1.9 million at December 31, 2009.
OREO — Fair value estimates of OREO are based on independent appraisals or brokers’ opinions of value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO. The inputs used to estimate the fair values are observable and, therefore, categorized as Level 2. For the years ended December 31, 2010 and 2009, respectively, $1.2 million and $451,000 of loans were charged-off through the allowance for loan and lease losses immediately prior to the property being transferred into OREO.
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
Loans and leases receivable — Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into residential mortgage, commercial, and consumer and other loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans and leases has been considered in the determination of the fair value of loans and leases.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
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
Deposits — The fair values reported for demand deposit, NOW, money market, and savings accounts are equal to their respective book values reported on the consolidated balance sheets. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificate of deposit accounts are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificate of deposit accounts with similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors. Nonetheless, the Company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
The book values and estimated fair values for the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$14,384	$14,384	$18,866	$18,866
Overnight investments	395	395	1,964	1,964
Available for sale securities	360,025	360,025	381,839	381,839
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	765,446	776,737	718,943	725,967
Residential mortgage loans	162,904	166,744	171,842	175,816
Consumer and other loans	208,485	203,545	204,526	197,137
Interest rate swaps	790	790	391	391
Accrued interest receivable	4,842	4,842	4,964	4,964

Liabilities:
Deposits:
Demand deposit accounts	$264,274	$264,274	$204,281	$204,281
NOW accounts	70,327	70,327	74,558	74,558
Money market accounts	96,285	96,285	65,076	65,076
Savings accounts	341,667	341,667	367,225	367,225
Certificate of deposit accounts	347,613	349,386	387,144	390,210
Overnight and short-term borrowings	40,997	40,997	40,171	40,171
Wholesale repurchase agreements	20,000	20,190	20,000	20,432
FHLB borrowings	260,889	285,819	277,183	301,210
Subordinated deferrable interest debentures	13,403	15,645	13,403	15,440
Interest rate swaps	832	832	426	426
Accrued interest payable	1,616	1,616	2,122	2,122
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

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
As of December 31, 2010 and 2009, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would cause a change in either the Company’s or the Bank’s categorization. The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2010:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$127,711	8.10%	$63,035	4.00%	$78,794	5.00%
Tier I capital (to risk-weighted assets)	127,711	11.27%	45,316	4.00%	67,975	6.00%
Total capital (to risk-weighted assets)	141,925	12.53%	90,633	8.00%	113,291	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$126,031	8.00%	$63,047	4.00%	$78,809	5.00%
Tier I capital (to risk-weighted assets)	126,031	11.13%	45,292	4.00%	67,938	6.00%
Total capital (to risk-weighted assets)	140,245	12.39%	90,584	8.00%	113,231	10.00%

At December 31, 2009:

Bancorp Rhode Island, Inc.:
Tier I capital (to average assets)	$120,297	7.65%	$62,941	4.00%	$78,676	5.00%
Tier I capital (to risk-weighted assets)	120,297	10.71%	44,913	4.00%	67,369	6.00%
Total capital (to risk-weighted assets)	134,364	11.97%	89,825	8.00%	112,281	10.00%

Bank Rhode Island:
Tier I capital (to average assets)	$118,412	7.54%	$62,855	4.00%	$78,569	5.00%
Tier I capital (to risk-weighted assets)	118,412	10.55%	44,882	4.00%	67,323	6.00%
Total capital (to risk-weighted assets)	132,479	11.81%	89,764	8.00%	112,205	10.00%
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
The Company entered into a Standby Commitment Letter Agreement on August 5, 2009 with a trust of which Malcolm G. Chace, the Company’s Chairman of the Board and owner of more than 10% of the Company’s outstanding common stock, is a trustee and beneficiary. Pursuant to this commitment, the Company had the right, exercisable at any time through February 5, 2011, to require the Chace trust to purchase up to $8.0 million of trust preferred securities to be issued by a trust subsidiary of the Company. At the time of the purchase of the trust preferred securities, the Company would purchase all of the common securities of its trust subsidiary, in an amount equal to at least 3% of the total capital of the trust subsidiary. The trust subsidiary would in turn use the proceeds from the sale of the trust preferred and the common securities to acquire floating rate junior subordinated notes of the Company. Under the terms of the Commitment Letter Agreement, the Chace trust deposited and must maintain at least $9.2 million of cash and/or securities in a control account to secure its obligation to purchase the trust preferred securities at the option of the Company. If and when issued, the trust preferred securities would bear interest at a rate equal to the 3-Month LIBOR plus 7.98%, subject to a maximum annual rate of 14.00%. As consideration for the commitment, the Company paid a $320,000 commitment fee to the Chace trust, representing 4% of the maximum commitment. The Company did not exercise its right to issue the trust preferred securities and the commitment expired on February 5, 2011.
The trust preferred securities issued by the Company are included in its Tier I capital. On March 1, 2005, the FRB issued a final rule that allowed trust preferred securities to be included in Tier I capital of bank holding companies, subject to stricter quantitative limits and clearer standards. Under the rule, after a five-year transition period that ended on March 31, 2010, the aggregate amount of trust preferred securities is limited to 25% of Tier I capital elements, net of goodwill. The Company has evaluated the potential impact of the rule on its Tier I capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio is unchanged. Under the Dodd-Frank Act, trust preferred securities will be excluded in calculating Tier I capital unless issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Since the Company issued its trust preferred securities prior to May 19, 2010, the Company may continue to include these securities in its Tier I capital.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Stock Repurchase Program — On April 18, 2006, the Company’s Board authorized the Company to repurchase up to 245,000 shares of its common stock from time to time through open market or privately negotiated purchases. On November 26, 2007, the Company expanded the stock repurchase program to 345,000 shares and also adopted a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company concluded its repurchase program during the 1st quarter of 2008. Under the program, the Company repurchased 344,800 shares at a total cost of $11.8 million.
In January 2009 and February 2010, the Company’s Chief Executive Officer delivered 12,500 and 9,100 shares, respectively, of the Company’s common stock to satisfy the exercise price for stock options exercised. The shares delivered were valued at $20.30 and $24.00 per share for 23,700 and 22,000 stock options exercised in 2009 and 2010, respectively. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash. The delivered shares are included with treasury stock in the consolidated balance sheets.
(20) Earnings per Share
The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Basic EPS Computation:
Numerator:
Net income	$9,835	$5,539	$9,144
Preferred stock dividend	—	(892)	(50)
Preferred stock accretion	—	(1,405)	(8)

Net income applicable to common	$9,835	$3,242	$9,086

Denominator:
Weighted average shares outstanding	4,658,668	4,604,308	4,561,396
Basic EPS	$2.10	$0.71	$1.99

Diluted EPS Computation:
Numerator:
Net income applicable to common	$9,835	$3,242	$9,086

Denominator:
Common shares outstanding	4,658,668	4,604,308	4,561,396
Stock options	27,113	22,126	64,414
Stock warrants	—	—	1,486
Contingent shares	1,535	—	3,912

Total shares	4,687,316	4,626,434	4,631,208
Diluted EPS	$2.10	$0.70	$1.96

Weighted average stock options outstanding, not included in the computation of diluted EPS above because they were anti-dilutive totaled 308,510, 308,765 and 258,060 for the years ended December 31, 2010, 2009 and 2008, respectively.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(21) Supplementary Disclosures of Cash Flow Information
The following summarizes supplementary disclosures of cash flow information:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Supplementary disclosures:
Cash paid for interest	$19,901	$31,667	$36,738
Cash paid for income taxes	6,165	3,429	5,049
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	(126)	2,202	484
Macrolease acquisition	211	78	656
Transfer of loans to OREO	1,239	2,083	988
Treasury stock acquisitions from shares tendered in stock option exercises	218	254	248
Non-credit component of other-than-temporary impairment, net of taxes	(706)	1,355	—
(22) Regulation and Litigation
The Company and the Bank are subject to extensive regulation and examination by the FRB, the Rhode Island Division of Banking and the FDIC, which insures the Bank’s deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders. Bank regulatory authorities have the right to restrict the payment of dividends by banks and bank holding companies to shareholders.
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(23) Parent Company Statements
The following are condensed financial statements for Bancorp Rhode Island, Inc. (the “Parent Company”):
Balance Sheets

	December 31,
	2010	2009
	(In thousands)
Assets
Assets:
Cash and due from banks	$18	$17
Overnight investments	1,274	1,180
Investment in subsidiaries	140,530	132,299
Prepaid expenses and other assets	590	725

Total assets	$142,412	$134,221

Liabilities and Shareholders’ Equity

Liabilities:
Subordinated deferrable interest debentures	$13,403	$13,403
Other liabilities	331	157

Total liabilities	13,734	13,560

Shareholders’ equity:
Common stock: par value $0.01 per share, authorized 11,000,000 shares: Issued: (5,047,942 and 4,969,444 shares, respectively)	50	50
Additional paid-in capital	73,866	72,783
Treasury stock, at cost (373,850 and 364,750 shares, respectively)	(12,527)	(12,309)
Retained earnings	65,584	59,012
Accumulated other comprehensive income, net	1,705	1,125

Total shareholders’ equity	128,678	120,661

Total liabilities and shareholders’ equity	$142,412	$134,221

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income:
Dividends received from subsidiaries	$4,000	$6,000	$5,300
Interest on overnight investments	3	39	21

Total income	4,003	6,039	5,321

Expenses:
Professional services and other expenses	857	791	935
Subordinated deferrable interest debentures	670	730	949
Compensation expense	517	156	325
Directors’ fees	170	157	204

Total expenses	2,214	1,834	2,413

Income (loss) before income taxes	1,789	4,205	2,908

Income tax benefit	(604)	(587)	(755)

Income before equity in undistributed earnings of subsidiaries	2,393	4,792	3,663
Equity in undistributed earnings of subsidiaries	7,442	747	5,481

Net income	9,835	5,539	9,144

Preferred stock dividends	—	(892)	(50)
Prepayment charges and accretion of preferred stock discount	—	(1,405)	(8)

Net income applicable to common shares	$9,835	$3,242	$9,086

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
Statements of Cash Flow

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$9,835	$5,539	$9,144
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,442)	(747)	(5,481)
Share-based compensation expense	558	180	380
Decrease (increase) in other assets	162	(250)	(54)
(Decrease) increase in other liabilities	(39)	193	(229)

Net cash provided by operating activities	3,074	4,915	3,760

Cash flows from financing activities:
Investment in subsidiaries	188	(330)	363
Proceeds from issuance of preferred stock and warrants	—	—	30,000
Redemption of preferred stock	—	(30,000)	—
Repurchase of warrant	—	(1,400)	—
Proceeds from issuance of common stock	75	261	314
Tax benefit from stock option exercises	21	88	189
Purchases of treasury stock	—	—	(1,618)
Dividends on preferred stock	—	(892)	(50)
Dividends on common stock	(3,263)	(3,130)	(3,002)

Net cash (used in) provided by financing activities	(2,979)	(35,403)	26,196

Net increase (decrease) in cash and due from banks	95	(30,488)	29,956

Cash and cash equivalents at beginning of year	1,197	31,685	1,729

Cash and cash equivalents at end of year	$1,292	$1,197	$31,685

Supplementary disclosures:
Cash received for income taxes	$(573)	$(693)	$(879)
Non-cash transactions:
Change in accumulated other comprehensive income, net of taxes	(126)	2,202	484
Macrolease acquisition	211	78	656
Transfer of loans to OREO	1,239	2,083	988
Treasury stock acquisitions from shares tendered in stock option exercises	218	254	248
Non-credit component of other-than-temporary impairment, net of taxes	(706)	1,355	—
The Parent Company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore are not presented here.

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
(24) Quarterly Results of Operations (unaudited)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$18,352	$18,636	$18,154	$17,660
Interest expense	5,264	5,010	4,676	4,445

Net interest income	13,088	13,626	13,478	13,215
Provision for loan and lease losses	1,600	1,550	1,275	2,435

Net interest income after provision for loan and lease losses	11,488	12,076	12,203	10,780
Noninterest income	2,315	2,285	2,289	2,673
Noninterest expense	10,488	10,430	10,350	9,935

Income before taxes	3,315	3,931	4,142	3,518
Income taxes	1,096	1,250	1,334	1,392

Net income	$2,219	$2,681	$2,808	$2,126

Basic EPS	$0.48	$0.57	$0.60	$0.45
Diluted EPS	$0.48	$0.57	$0.60	$0.45

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$18,560	$18,792	$19,000	$18,925
Interest expense	7,478	7,219	6,334	5,924

Net interest income	11,082	11,573	12,666	13,001
Provision for loan and lease losses	1,610	2,600	1,900	3,807

Net interest income after provision for loan and lease losses	9,472	8,973	10,766	9,194
Noninterest income	2,357	2,214	2,241	2,353
Noninterest expense	9,623	10,145	9,812	9,949

Income before taxes	2,206	1,042	3,195	1,598
Income taxes	743	302	992	465

Net income	1,463	740	2,203	1,133

Preferred stock dividends	(375)	(375)	(142)	—
Prepayment charges and accretion of preferred stock discount	(61)	(62)	(1,282)	—

Net income applicable to common shares	$1,027	$303	$779	$1,133

Basic EPS	$0.22	$0.07	$0.17	$0.25
Diluted EPS	$0.22	$0.07	$0.17	$0.24
(25) Subsequent Events
On June 5, 2008, Empire Merchandising Corp. (“EMC”) and Joseph Pietrantonio (collectively, the “Plaintiffs”) filed a complaint in the Providence County Superior Court against the Bank and EMC’s outside accountants, Bernard Labush and Stevan H. Labush, alleging damages arising out of an embezzlement scheme perpetrated by EMC’s bookkeeper beginning around January 2004 and continuing until September 2005. EMC had checking and payroll accounts and a $250,000 line of credit with the Bank. Mr. Pietrantonio personally guaranteed EMC’s payment obligations under the line of credit, which was secured by a first security

BANCORP RHODE ISLAND, INC.

Notes to Consolidated Financial Statements (continued)
interest in all of EMC’s assets. The Plaintiffs allege that the Bank made unauthorized advances to EMC under the line of credit via online requests by the bookkeeper, failed to take reasonable and necessary measures to ensure authorized access to EMC’s accounts and failed to notify Mr. Pietrantonio of unusual overdraft activity in the EMC accounts, all of which facilitated the embezzlement scheme and ultimately led to the final collapse of EMC in January 2007. In addition, EMC alleges that the Bank should have forgiven the line of credit indebtedness and released its lien on EMC’s assets and that the Bank’s failure to do so prevented EMC from obtaining additional financing and contributed to the demise of EMC’s business. The Plaintiffs asserted the following causes of action against the Bank: breach of contract, breach of implied covenant of good faith and fair dealing, negligence, infliction of emotional distress, unjust enrichment and interference with advantageous relationship. The Bank denied any liability and asserted a counterclaim seeking repayment of indebtedness due under the line of credit and the personal guaranty of Mr. Pietrantonio.
The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Bank, finding that the Bank was negligent and had breached the line of credit agreement with EMC and that the Bank had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of the business and $500,000 to Mr. Pietrantonio for lost wages and emotional distress. The Company intends to file appropriate post trial motions challenging the verdict and will appeal any adverse judgment to the Rhode Island Supreme Court. The Company believes that substantially all of the damage award should be covered by insurance and therefore has not accrued a legal expense for this matter.