Form 10-Q
period 2011-03-31
BANCORP RHODE ISLAND INC
filed 2011-05-04
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of May 2, 2011:

Common Stock — Par Value $0.01	4,694,741 shares

(class)	(outstanding)

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
ASSETS:
Cash and due from banks	$16,573	$14,384
Overnight investments	551	395

Total cash and cash equivalents	17,124	14,779
Available for sale securities (amortized cost of $359,299 and $357,402, respectively)	361,579	360,025
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	783,696	780,264
Residential mortgage loans	160,658	164,877
Consumer and other loans	210,094	210,348

Total loans and leases receivable	1,154,448	1,155,489
Allowance for loan and lease losses	(18,222)	(18,654)

Net loans and leases receivable	1,136,226	1,136,835
Premises and equipment, net	11,677	11,889
Goodwill, net	12,262	12,262
Accrued interest receivable	4,411	4,842
Investment in bank-owned life insurance	31,580	31,277
Prepaid expenses and other assets	15,375	15,576

Total assets	$1,606,508	$1,603,759

LIABILITIES:
Deposits:
Demand deposit accounts	$254,291	$264,274
NOW accounts	65,127	70,327
Money market accounts	113,126	96,285
Savings accounts	343,286	341,667
Certificate of deposit accounts	325,831	347,613

Total deposits	1,101,661	1,120,166
Overnight and short-term borrowings	36,068	40,997
Wholesale repurchase agreements	19,801	20,000
Federal Home Loan Bank of Boston borrowings	273,582	260,889
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	31,801	19,626

Total liabilities	1,476,316	1,475,081

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 5,074,192 and 5,047,942 shares, respectively	50	50
Additional paid-in capital	74,556	73,866
Treasury stock, at cost: 385,950 and 373,850 shares, respectively	(12,897)	(12,527)
Retained earnings	67,001	65,584
Accumulated other comprehensive income, net	1,482	1,705

Total shareholders’ equity	130,192	128,678

Total liabilities and shareholders’ equity	$1,606,508	$1,603,759

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$—	$5
Mortgage-backed securities	2,625	3,229
Investment securities	397	550
Federal Home Loan Bank of Boston stock dividends	12	—
Loans and leases	14,550	14,568

Total interest and dividend income	17,584	18,352

Interest expense:
Deposits	1,459	2,278
Overnight and short-term borrowings	10	18
Wholesale repurchase agreements	139	139
Federal Home Loan Bank of Boston borrowings	2,296	2,665
Subordinated deferrable interest debentures	165	164

Total interest expense	4,069	5,264

Net interest income	13,515	13,088
Provision for loan and lease losses	1,125	1,600

Net interest income after provision for loan and lease losses	12,390	11,488

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	—	(1,592)
Non-credit component of other-than-temporary losses recognized in other comprehensive income	—	1,021

Credit component of other-than-temporary impairment losses on available for sale securities	—	(571)
Service charges on deposit accounts	1,140	1,264
Income from bank-owned life insurance	303	315
Loan related fees	220	189
Gain on sale of available for sale securities	212	475
Commissions on nondeposit investment products	194	237
Net (loss) gain on lease sales and commissions on loans originated for others	(4)	36
Other income	267	370

Total noninterest income	2,332	2,315

Noninterest expense:
Salaries and employee benefits	5,934	5,843
Occupancy	907	861
Data processing	681	654
Professional services	606	632
FDIC insurance	477	475
Operating	454	462
Marketing	353	258
Equipment	276	255
Loan workout and other real estate owned	206	336
Loan servicing	144	176
Other expenses	1,231	536

Total noninterest expense	11,269	10,488

Income before income taxes	3,453	3,315
Income tax expense	1,146	1,096

Net income	$2,307	$2,219

Per share data:
Basic earnings per common share	$0.49	$0.48
Diluted earnings per common share	$0.49	$0.48
Cash dividends declared per common share	$0.19	$0.17
Weighted average common shares outstanding — basic	4,683	4,622
Weighted average common shares outstanding — diluted	4,715	4,650
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated
					Other
		Additional			Compre-
	Common	Paid-in	Treasury	Retained	hensive
Three months ended March 31,	Stock	Capital	Stock	Earnings	Income (Loss)	Total
	(In thousands, expect per share data)
2010
Balance at December 31, 2009	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661
Net income	—	—	—	2,219	—	2,219
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($1,213)	—	—	—	—	2,252	2,252
Reclassification adjustment for net gains included in net income, net of taxes of $166	—	—	—	—	(309)	(309)
Non-credit portion OTTI, net of taxes of $358	—	—	—	—	(663)	(663)

Total comprehensive income	—	—	—	—	—	3,499

Exercise of stock options	—	220	—	—	—	220
Macrolease acquisition	—	211	—	—	—	211
Share repurchases	—	—	(218)	—	—	(218)
Share-based compensation	—	92	—	—	—	92
Dividends on common stock ($0.17 per common share)	—	—	—	(786)	—	(786)

Balance at March 31, 2010	$50	$73,306	$(12,527)	$60,445	$2,405	$123,679

2011
Balance at December 31, 2010	$50	$73,866	$(12,527)	$65,584	$1,705	$128,678
Net income	—	—	—	2,307	—	2,307
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $46	—	—	—	—	(85)	(85)
Reclassification adjustment for net gains included in net income, net of taxes of $74	—	—	—	—	(138)	(138)

Total comprehensive income	—	—	—	—	—	2,084

Exercise of stock options	—	397	—	—	—	397
Share repurchases	—	—	(370)	—	—	(370)
Share-based compensation	—	153	—	—	—	153
Tax benefit from exercise of stock options	—	140	—	—	—	140
Dividends on common stock ($0.19 per common share)	—	—	—	(890)	—	(890)

Balance at March 31, 2011	$50	$74,556	$(12,897)	$67,001	$1,482	$130,192

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$2,307	$2,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(276)	(1,444)
Provision for loan and lease losses	1,125	1,600
Income from bank-owned life insurance	(303)	(315)
Share-based compensation expense	153	92
Net loss (gain) on lease sales	14	(17)
Gain on sale of available for sale securities	(212)	(475)
Credit component of other-than-temporary impairment losses on available for sale securities	—	571
Loss on sale of other real estate owned	—	56
Proceeds from sales of leases	5	907
Leases originated for sale	(19)	(890)
Decrease in accrued interest receivable	431	101
Decrease in prepaid expenses and other assets	766	146
Decrease in other liabilities	(2,879)	(5,372)

Net cash provided by (used in) operating activities	1,112	(2,821)

Cash flows from investing activities:
Available for sale securities:
Purchases	(30,085)	(31,313)
Maturities and principal repayments	39,128	41,081
Proceeds from sales	4,176	3,311
Net increase in loans and leases	(180)	(12,368)
Capital expenditures for premises and equipment	(143)	(210)
Proceeds from sale of other real estate owned	—	345

Net cash provided by investing activities	12,896	846

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,505)	8,787
Net decrease in overnight and short-term borrowings	(5,128)	(2,320)
Proceeds from long-term borrowings	89,500	33,700
Repayment of long-term borrowings	(76,807)	(40,793)
Exercise of stock options	27	2
Tax benefit from exercise of stock options	140	—
Dividends on common stock	(890)	(786)

Net cash used in financing activities	(11,663)	(1,410)

Net increase (decrease) in cash and cash equivalents	2,345	(3,385)
Cash and cash equivalents at beginning of period	14,779	20,830

Cash and cash equivalents at end of period	$17,124	$17,445

Supplementary Disclosures:
Cash paid for interest	$4,441	$5,749
Cash paid for income taxes	519	43
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	(223)	1,943
Goodwill increase related to Macrolease acquisition	—	23
Treasury stock acquisitions from shares tendered in stock option exercises	370	218
Transfer of loans to other real estate owned	445	724
Non-credit component of other-than-temporary impairment, net of taxes	—	663
(Purchase) sale of available for sale securities not yet settled	(15,054)	5,467
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
The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
(2) Earnings per Share
Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of additional common stock that then share in the earnings of the Company.

The following sets forth a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands, except per share data)
Basic EPS Computation:
Numerator:
Net income	$2,307	$2,219

Denominator:
Weighted average shares outstanding	4,683	4,622
Basic EPS	$0.49	$0.48

Diluted EPS Computation:
Numerator:
Net income	$2,307	$2,219
Denominator:
Weighted average shares outstanding	4,683	4,622
Dilutive effect of stock options	31	28
Dilutive effect of contingent shares	1	—

Diluted weighted average shares outstanding	4,715	4,650
Diluted EPS	$0.49	$0.48

For the three months ended March 31, 2011 and 2010, average options to purchase 220,750 and 231,950 shares of common stock, respectively, were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive.
(3) Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the remaining provisions of this ASU on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends ASC 310, “Receivables,” by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. An entity is required to disclose the nature of credit risk associated with its financing receivables and the assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reason for those changes. The new and amended disclosures required under ASC 2010-20 that relate to information as of the end of a reporting period are effective for public entities with fiscal years and interim reporting periods ending on or after December 15, 2010. The Company adopted these provisions of the ASU on October 1, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for public companies with the fiscal years or the first interim period beginning after December 15, 2010. The Company adopted these provisions of the ASU on January 1, 2011. The adoption of ASU No. 2010-20 required significant expansion to the Company’s disclosures surrounding loans and leases receivable and the allowance for loan and lease losses. See Note 6 - Credit Quality of Loans and Leases and Allowance for Loans and Leases.

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU No. 2011-01 deferred the effective date for the troubled debt restructuring (“TDR”) disclosures that are required by ASU No. 2010-20. The TDR disclosures are to be required when the FASB completes its separate project on identifying TDRs (see Note 4 — Recently Issued Accounting Pronouncements).
(4) Recently Issued Accounting Pronouncements
In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance clarifying when the restructure of a receivable should be considered a TDR. Specifically, the ASU provides guidance in determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. Public entities are required to adopt ASU No. 2011-02 for interim and annual periods beginning on or after June 15, 2011 with early adoption permitted. For purposes of TDR disclosures, this ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, any changes in the method used to measure impairment apply prospectively. Beginning in the period ASU No. 2011-02 is adopted, public entities will also be subject to the requirements to disclose the activity-based information about TDRs under ASU No. 2010-20 that was previously deferred. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
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
A summary of available for sale securities by major categories follows:

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value
	(In thousands)
At March 31, 2011:
GSE obligations	$80,984	$332	$(397)	$80,919
Trust preferred CDOs	1,518	—	(917)	601
Collateralized mortgage obligations	24,595	419	(136)	24,878
GSE mortgage-backed securities	252,202	5,227	(2,248)	255,181

Total	$359,299	$5,978	$(3,698)	$361,579

At December 31, 2010:
GSE obligations	$80,992	$436	$(394)	$81,034
Trust preferred CDOs	1,518	—	(956)	562
Collateralized mortgage obligations	28,885	517	(1,234)	28,168
GSE mortgage-backed securities	246,007	6,076	(1,822)	250,261

Total	$357,402	$7,029	$(4,406)	$360,025

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.

The Company sells available for sale securities to capitalize on fluctuations in the market. During the quarter ended March 31, 2011, $4.2 million of available for sale securities were sold, generating $212,000 of gains compared to $8.8 million of available for sale securities sold, generating $475,000 of gains during the same quarter of 2010. The cost of securities used in calculating gains on the sale of available for sale securities is determined using the specific identification method.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Number	Less than One Year		One Year or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At March 31, 2011:
GSE obligations	7	$34,597	$(397)	$—	$—	$34,597	$(397)
Trust preferred CDOs	2	—	—	601	(917)	601	(917)
Collateralized mortgage obligations	2	213	—	6,436	(136)	6,649	(136)
GSE mortgage-backed securities	23	93,396	(2,248)	—	—	93,396	(2,248)

Total	34	$128,206	$(2,645)	$7,037	$(1,053)	$135,243	$(3,698)

At December 31, 2010:
GSE obligations	7	$39,599	$(394)	$—	$—	$39,599	$(394)
Trust preferred CDOs	2	—	—	562	(956)	562	(956)
Collateralized mortgage obligations	3	1,912	(12)	7,896	(1,222)	9,808	(1,234)
GSE mortgage-backed securities	15	60,592	(1,822)	—	—	60,592	(1,822)

Total	27	$102,103	$(2,228)	$8,458	$(2,178)	$110,561	$(4,406)

The following table sets forth the maturities of available for sale securities:

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
At March 31, 2011:
GSE obligations	$16,000	$16,222	$64,984	$64,697	$—	$—	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	601
Collateralized mortgage obligations	—	—	—	—	13,189	13,522	11,406	11,356
GSE mortgage-backed securities	—	—	1,988	2,067	9,577	10,194	240,637	242,920

Total	$16,000	$16,222	$66,972	$66,764	$22,766	$23,716	$253,561	$254,877

At December 31, 2010:
GSE obligations	$—	$—	$70,997	$71,076	$9,995	$9,957	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	562
Collateralized mortgage obligations	—	—	—	—	15,059	15,426	13,827	12,743
GSE mortgage-backed securities	—	—	2,220	2,315	10,396	11,055	233,390	236,891

Total	$—	$—	$73,217	$73,391	$35,450	$36,438	$248,735	$250,196

At March 31, 2011 and December 31, 2010, respectively, $253.2 million and $245.8 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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
CDO A has experienced $99.0 million, or 42.8%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $5.0 million during the first quarter of 2011. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At March 31, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $176.5 million, or 30.6%, in deferrals/defaults of the security’s underlying collateral to date. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At March 31, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
	2011	2010
	(In thousands)

Balance, January 1	$(1,416)	$(384)
Credit losses for which an other-than-temporary impairment was previously recognized	—	(571)

Balance, March 31	$(1,416)	$(955)

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

(6) Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses
At March 31, 2011, there were $15.3 million of nonaccrual loans and leases in the portfolio. There were $3.2 million of loans past due 60 to 89 days at March 31, 2011. At March 31, 2011, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $16.5 million of nonaccrual loans and $2.4 million of loans past due 60 to 89 days as of December 31, 2010. There were $9.6 million of impaired loans with $651,000 of specific impairment reserves at March 31, 2011, while included in nonaccrual loans as of December 31, 2010 were impaired loans of $10.8 million with specific reserves of $1.5 million.
The following table sets forth information pertaining to the Company’s recorded investment of loans and leases accounted for on a nonaccrual basis and past due 90 days or more, but still accruing.

	March 31, 2011			December 31, 2010
		90+			90+
		Days,			Days,
		Still			Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$4,342	$450	$4,792	$5,272	$—	$5,272
Commercial and industrial	2,138	117	2,255	2,462	—	2,462
Multifamily	1,050	—	1,050	717	—	717
Small business	981	78	1,059	1,090	—	1,090
Construction	232	—	232	470	—	470
Leases and other	591	—	591	581	—	581

Total commercial loans and leases	9,334	645	9,979	10,592	—	10,592
Residential mortgage loans:
One- to four-family adjustable rate	3,972	—	3,972	4,089	—	4,089
One- to four-family fixed rate	954	—	954	956	—	956

Total residential mortgage loans	4,926	—	4,926	5,045	—	5,045
Consumer and other loans:
Home equity — term loans	919	—	919	826	—	826
Home equity — lines of credit	74	—	74	50	—	50

Total consumer and other loans	993	—	993	876	—	876

Total nonperforming loans and leases	$15,253	$645	$15,898	$16,513	$—	$16,513

The following table sets forth information pertaining to the Company’s recorded investment of past due loans and leases.

	March 31, 2011
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$380	$—	$—	$380
Commercial real estate — owner occupied	2,633	—	450	3,083
Commercial and industrial	783	1,167	117	2,067
Multifamily	401	—	—	401
Small business	738	504	78	1,320
Leases and other	1,348	524	—	1,872

Total past due commercial loans and leases	6,283	2,195	645	9,123
Residential mortgage loans:
One- to four-family adjustable	2,115	979	—	3,094
One- to four family fixed rate	—	—	—	—

Total past due residential mortgage loans	2,115	979	—	3,094
Consumer and other loans:
Home equity — term loans	816	—	—	816
Home equity — lines of credit	386	—	—	386
Unsecured and other	—	5	—	5

Total past due consumer and other loans	1,202	5	—	1,207

Total past due loans and leases	$9,600	$3,179	$645	$13,424

	December 31, 2010
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$282	$143	$—	$425
Commercial real estate — owner occupied	832	—	—	832
Commercial and industrial	346	204	—	550
Multifamily	299	661	—	960
Small business	812	180	—	992
Leases and other	1,053	711	—	1,764

Total past due commercial loans and leases	3,624	1,899	—	5,523
Residential mortgage loans:
One- to four-family adjustable	2,005	415	—	2,420
One- to four family fixed rate	142	—	—	142

Total past due residential mortgage loans	2,147	415	—	2,562
Consumer and other loans:
Home equity — term loans	398	115	—	513
Home equity — lines of credit	299	—	—	299
Unsecured and other	7	—	—	7

Total past due consumer and other loans	704	115	—	819

Total past due loans and leases	$6,475	$2,429	$—	$8,904

(1)	90+ Days Past Due includes only those loans and leases that are still accruing. All other loans and leases 90 days or more are included as a component of nonaccrual loans and leases.
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
A reserve percentage is assigned to each risk rating category based on the perceived risk of default and loss in conjunction with the Company’s historical loss experience. At March 31, 2011 and December 31, 2010, the reserve percentages ranged from and 0.00% to 1.50% for pass-rated loans and leases. Special mention and substandard loans and leases were assigned reserve percentages of 5.00% and 15.00%, respectively. Macrolease-generated loans and leases and small business loans are excluded from the aforementioned commercial risk rating scale and are reserved at 1.00% and 2.00%, respectively, at March 31, 2011 and December 31, 2010. These portfolios are much smaller and historical evidence has shown that these portfolios experience fairly moderate losses.
Risk classifications for residential mortgage loans are stratified initially by type of loan. At March 31, 2011 and December 31, 2010, current fixed rate loans were reserved at 0.40%, while current adjustable rate mortgage (“ARM”) loans were reserved at 1.00%. Additionally, these loans are classified by delinquency, ranging from one payment delinquent to four or more payments delinquent. The reserve percentages for delinquent residential mortgage loans ranged from 2.00% to 25.00% at March 31, 2011 and December 31, 2010.
Consumer and other loans are also classified by type of loan. At March 31, 2011 and December 31, 2010, home equity term loans in which the Bank has a subordinated interest and home equity lines of credit were reserved at 0.90%. Home equity term loans in which the Bank has a first position interest are reserved for based on delinquency status, ranging from 0.40% for current loans to 25.00% for loans that are over 90 days delinquent at March 31, 2011 and December 31, 2010. Unsecured and other consumer loans are reserved at 7.00% at March 31, 2011 and December 31, 2010. Loans that are fully secured by depository accounts at the Bank are not reserved for.
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
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$18,654	$16,536
Loans and leases charged-off:
Commercial loans and leases	(1,288)	(1,163)
Residential mortgage loans	(379)	(347)
Consumer and other loans	(19)	(102)

Total loans and leases charged-off	(1,686)	(1,612)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	122	97
Residential mortgage loans	—	—
Consumer and other loans	7	4

Total recoveries of loans and leases previously charged-off	129	101

Net charge-offs	(1,557)	(1,511)
Provision for loan and lease losses charged against income
Commercial loans and leases	923	857
Residential mortgage loans	(74)	78
Consumer and other loans	276	665

Total provision for loan and lease losses charged against income	1,125	1,600

Balance at end of period	$18,222	$16,625

At March 31, 2011 and December 31, 2010, there were no significant purchases or sales of loans and/or leases. In addition, there were no reclassifications of loans and/or leases to held for sale.

The following tables set forth information pertaining to the recorded investment of loans and leases that are collectively and individually evaluated for impairment and the related balance in the allowance for loan and lease losses.

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment
		Allowance		Allowance
		for Loan		for Loan
	Recorded	and Lease	Recorded	and Lease
	Investment	Losses	Investment	Losses
	(In thousands)
At March 31, 2011:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$196,353	$2,654
Commercial real estate — owner occupied	4,342	93	178,769	3,618
Commercial and industrial	2,126	260	158,878	2,487
Multifamily	955	85	83,817	1,452
Small business	361	86	61,872	1,239
Construction	232	—	28,041	431
Leases and other	125	108	66,069	475

Total commercial loans and leases	8,141	632	773,799	12,356
Residential mortgage loans:
One- to four-family adjustable rate	545	7	100,431	1,420
One- to four-family fixed rate	—	—	59,106	232

Total residential mortgage loans	545	7	159,537	1,652
Consumer and other loans:
Home equity — term loans	895	12	124,744	715
Home equity — lines of credit	—	—	82,038	738
Unsecured and other	—	—	1,489	113

Total consumer and other loans	895	12	208,271	1,566
Premium on loans acquired	—	—	576	—
Net deferred loan origination costs	—	—	2,684	—

Total loans and leases	$9,581	$651	$1,144,867	$15,574

At December 31, 2010:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$200,809	$2,700
Commercial real estate — owner occupied	5,272	392	174,494	3,462
Commercial and industrial	2,288	287	155,591	2,323
Multifamily	717	108	79,217	1,387
Small business	462	141	62,379	1,318
Construction	470	220	29,879	452
Leases and other	125	108	66,770	472

Total commercial loans and leases	9,334	1,256	769,139	12,114
Residential mortgage loans:
One- to four-family adjustable rate	549	7	105,792	1,313
One- to four-family fixed rate	—	—	57,948	460

Total residential mortgage loans	549	7	163,740	1,773
Consumer and other loans:
Home equity — term loans	906	101	124,208	721
Home equity — lines of credit	—	—	82,778	745
Unsecured and other	—	—	1,511	114

Total consumer and other loans	906	101	208,497	1,580
Premium on loans acquired	—	—	598	—
Net deferred loan origination costs	—	—	2,726	—

Total loans and leases	$10,789	$1,364	$1,144,700	$15,467

The following tables set forth information pertaining to the unpaid principal and the recorded investment for impaired loans and leases both requiring a specific reserve and not requiring a specific reserve.

	March 31, 2011
		Not	Total
	Requiring	Requiring a	Impaired
	a Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$2,553	$1,789	$4,342	$5,068
Commercial and industrial	1,865	261	2,126	3,581
Multifamily	707	248	955	1,272
Small business	148	213	361	366
Construction	—	232	232	469
Leases and other	125	—	125	125

Total impaired commercial loans and leases	5,398	2,743	8,141	10,881
Residential mortgage loans:
One- to four-family adjustable rate	258	287	545	545

Total impaired residential mortgage loans	258	287	545	545
Consumer and other loans:
Home equity — term loans	736	159	895	895

Total impaired consumer and other loans	736	159	895	895

Total impaired loans and leases	$6,392	$3,189	$9,581	$12,321

	December 31, 2010
		Not	Total
	Requiring	Requiring a	Impaired
	a Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$3,483	$1,789	$5,272	$5,998
Commercial and industrial	2,008	280	2,288	3,743
Multifamily	717	—	717	717
Small business	312	150	462	538
Construction	470	—	470	470
Leases and other	125	—	125	125

Total impaired commercial loans and leases	7,115	2,219	9,334	11,591
Residential mortgage loans:
One- to four-family adjustable rate	259	290	549	731

Total impaired residential mortgage loans	259	290	549	731
Consumer and other loans:
Home equity — term loans	745	161	906	906

Total impaired consumer and other loans	745	161	906	906

Total impaired loans and leases	$8,119	$2,670	$10,789	$13,228

The following tables set forth information pertaining to the average recorded investment of impaired loans and leases, total interest income recognized and interest income recognized using the cash-basis method of accounting during the periods that the loans and leases were impaired for the years shown.

	Three Months Ended
	March 31, 2011			March 31, 2010
			Interest			Interest
		Total	Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	Using Cash-	Recorded	Income	Using Cash-
	Investment	Recognized	Basis	Investment	Recognized	Basis
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$—	$1,067	$—	$—
Commercial real estate — owner occupied	4,772	76	—	4,742	—	—
Commercial and industrial	2,265	23	—	1,807	—	—
Multifamily	1,057	1	—	154	—	—
Small business	422	—	—	761	1	—
Construction	351	—	—	529	—	—
Leases and other	125	2	—	889	2	—

Total impaired commercial loans and leases	8,992	102	—	9,949	3	—
Residential mortgage loans:
One- to four-family adjustable rate	547	—	—	266	—	—
One- to four-family fixed rate	—	—	—	—	—	—

Total impaired residential mortgage loans	547	—	—	266	—	—
Consumer and other loans:
Home equity — term loans	901	—	—	177	—	—
Home equity — lines of credit	—	—	—	49	—	—

Total impaired consumer and other loans	901	—	—	226	—	—

Total impaired loans and leases	$10,440	$102	$—	$10,441	$3	$—

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

	March 31,	December 31,
	2011	2010
	(In thousands)

Commercial loans and leases (risk rating):
Pass-rated	$741,575	$735,869
Special mention	15,527	19,825
Substandard	24,838	22,779

Total commercial loans and leases	781,940	778,473
Residential mortgage loans (credit score):
Greater than 750	85,280	84,695
725 – 750	14,598	18,930
680 – 724	18,933	19,310
650 – 679	8,348	6,558
620 – 649	3,934	6,278
Less than 620	18,976	19,883
Data not available	10,013	8,635

Total residential mortgage loans	160,082	164,289
Consumer and other loans (credit score):
Greater than 750	153,289	151,710
725 – 750	21,680	21,984
680 – 724	19,008	20,252
650 – 679	5,909	5,605
620 – 649	1,922	2,756
Less than 620	6,153	6,006
Data not available	1,205	1,090

Total consumer and other loans	209,166	209,403
Premium on loans acquired	576	598
Net deferred loan origination costs	2,684	2,726

Total loans and leases	$1,154,448	$1,155,489

(7) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at March 31, 2011 or December 31, 2010.

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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2011, the Company had ten interest rate swaps with an aggregate notional amount of $34.6 million related to this program. During the three months ended March 31, 2011 and 2010, the Company recognized net gains of $8,000 and $32,000, respectively, related to changes in the fair value of these swaps.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Asset Derivatives
	March 31,	December 31,
	2011	2010
	(In thousands)
Other Assets
Derivatives not designated as hedging instruments
Interest rate products	$614	$790

Total derivatives not designated as hedging instruments	$614	$790

	Liability Derivatives
	March 31,	December 31,
	2011	2010
	(In thousands)
Other Liabilities
Derivatives not designated as hedging instruments
Interest rate products	$648	$832

Total derivatives not designated as hedging instruments	$648	$832

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2011 and 2010:

		Amount of Gain Recognized in
	Location of Gain	Income on Derivative (1)
Derivatives Not Designated as Hedging	Recognized in Income on	Three Months Ended March 31,
Instruments	Derivative	2011	2010
		(In thousands)

Interest Rate Products	Loan related fees	$8	$32

Total		$8	$32

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
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

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2011, the Company has posted collateral of $724,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of March 31, 2011, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
(8) Fair Value of Financial Instruments
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

Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 or 2010.
The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$80,919	$—	$80,919	$—

Trust preferred CDOs	601	—	601	—

Collateralized mortgage obligations	24,878	—	24,878	—

GSE mortgage-backed securities	255,181	—	255,181	—

Total available for sale securities	361,579	—	361,579	—

Interest rate swap assets	614	—	614	—

Interest rate swap liabilities	648	—	648	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$81,034	$—	$81,034	$—

Trust preferred CDOs	562	—	562	—

Collateralized mortgage obligations	28,168	—	28,168	—

GSE mortgage-backed securities	250,261	—	250,261	—

Total available for sale securities	360,025	—	360,025	—

Interest rate swap assets	790	—	790	—

Interest rate swap liabilities	832	—	832	—
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
Interest rate swaps — The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 7 — Derivatives.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of and for the three months ended March 31, 2011 and March 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$2,539	$—	$2,539	$—

Other real estate owned	445	—	445	—

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$2,586	$—	$2,586	$—

Other real estate owned	724	—	724	—
Impaired loans — Impaired loans and leases were $9.6 million at March 31, 2011 and $10.8 million at December 31, 2010. Impaired loans and leases that are deemed collateral-dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. The valuation allowance for collateral-dependent loans and leases was $423,000 at March 31, 2011 and $1.4 million at December 31, 2010.
Other real estate owned and non-real estate foreclosed assets — Fair value estimates of other real estate owned (“OREO”) and non-real estate foreclosed assets are based on independent appraisals or brokers’ opinions of the value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO and/or non-real estate foreclosed assets. A valuation allowance is maintained for declines in fair value and estimated selling costs. The inputs used to estimate the fair values are observable, and therefore, categorized as Level 2.

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

The book values and estimated fair values for the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$16,573	$16,573	$14,384	$14,384
Overnight investments	551	551	395	395
Available for sale securities	361,579	361,579	360,025	360,025
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	769,109	779,422	765,446	776,737
Residential mortgage loans	158,795	164,037	162,904	166,744
Consumer and other loans	208,322	201,776	208,485	203,545
Interest rate swaps	614	614	790	790
Accrued interest receivable	4,411	4,411	4,842	4,842
Liabilities:
Deposits:
Demand deposit accounts	$254,291	$254,291	$264,274	$264,274
NOW accounts	65,127	65,127	70,327	70,327
Money market accounts	113,126	113,126	96,285	96,285
Savings accounts	343,286	343,286	341,667	341,667
Certificate of deposit accounts	325,831	327,327	347,613	349,386
Overnight and short-term borrowings	36,068	36,068	40,997	40,997
Wholesale repurchase agreements	19,801	19,896	20,000	20,190
FHLB borrowings	273,582	298,895	260,889	285,819
Subordinated deferrable interest debentures	13,403	15,649	13,403	15,645
Interest rate swaps	649	649	832	832
Accrued interest payable	1,244	1,244	1,616	1,616
(9) Contingent Liabilities
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
In June 2010, the DOR performed an audit of tax years 2007 and 2008, challenging the Bank’s position of the tax treatment of BRI Investment Corp. under the same assertion. The Bank received a Notice of Assessment from the DOR in November 2010. The total estimated tax assessment, accrued interest and penalties for all years is $700,000. As a result of 2008 amendments to tax law, the Company filed the 2009 Massachusetts income tax return and will continue to file future Massachusetts income tax returns on a combined reporting basis. There are no further tax years available for audit under the statute of limitations. Management believes it more likely than not that the Bank will prevail in its tax position, and therefore has not recorded a contingent liability for this matter.

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
The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Bank, finding that the Bank was negligent and had breached the line of credit agreement with EMC and that the Bank had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of the business and $500,000 to Mr. Pietrantonio for lost wages and emotional distress. On March 30, 2011, the Court issued a judgment against Bank Rhode Island for $3.2 million comprising the following: (i) $2.4 million, including prejudgment interest of $1.0 million, for breach of contract; (ii) on the negligence claim, $2.4 million, including $1.0 million prejudgment interest, reduced by 15% under Rhode Island’s comparative negligence statute, which award the Court ruled was duplicative of the breach of contract award; (iii) $220,000, including prejudgment interest of $72,000, for lost wages; and (iv) $580,000, including prejudgment interest of $231,000, for intentional infliction of emotional distress. The Company expects insurance to cover a substantial portion of the damages awarded in addition to certain expenses incurred as a result of the litigation process. For the three months ended March 31, 2011, the Company has recorded $745,000, the amount not expected to be covered by insurance, in other expenses in the Company’s consolidated financial statements related to the judgment. The Company has filed post trial motions challenging the verdict and will appeal any adverse judgment to the Rhode Island Supreme Court.
(10) Transfers and Servicing
The Bank routinely enters into loan and lease participations with third parties. In accordance with U.S. GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s consolidated financial statements. In some cases, the Bank has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Bank typically receives just adequate compensation for its servicing responsibilities. As such, there are no servicing assets or liabilities recorded in the Company’s consolidated financial statements at March 31, 2011 or December 31, 2010.
Through its Macrolease platform, the Bank has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly lower. At March 31, 2011 and December 31, 2010, a liability for the recourse obligation of $51,000 and $61,000 respectively, was included in the Company’s consolidated financial statements.

(11) Subsequent Events
On April 19, 2011, the Company and Brookline Bancorp, Inc. (“Brookline Bancorp”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Brookline Bancorp (the “Merger”), whereupon the separate corporate existence of the Company will cease and its subsidiary, Bank Rhode Island, will become a wholly-owned subsidiary of Brookline Bancorp.
The Merger Agreement has been unanimously approved by the board of directors of each of the Company and Brookline Bancorp. Subject to the approval of the Merger by the Company’s shareholders, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the fourth quarter of 2011.
Under the terms of the Merger Agreement, shareholders of the Company will receive, for each share of Company common stock and at the holder’s election, either $48.25 in cash, or 4.686 shares of Brookline Bancorp common stock or a combination thereof, provided that, subject to certain adjustments, 2,347,000 shares of the Company’s common stock (representing approximately 50% of the Company’s shares outstanding on the date of the Merger Agreement) will be converted into Brookline Bancorp common stock and the remaining shares of the Company’s common stock will be converted into cash. The total cash consideration will be approximately $121.0 million and total stock consideration will consist of approximately 11.0 million shares of Brookline Bancorp common stock. Elections will be subject to allocation procedures that are intended to ensure that approximately 50% of the outstanding shares of the Company’s common stock will be converted into Brookline Bancorp common stock. The receipt of Brookline Bancorp common stock by shareholders of the Company is expected to be tax-free.
The Company’s stock options, restricted stock and performance share awards will become fully vested upon completion of the Merger. Stock options will be cancelled and the holder will receive, for each share subject to an option, cash equal to the difference between the exercise price for the option and $48.25, net of all applicable withholding taxes. Each performance share award will be cancelled and the holder will receive $48.25 in cash for each performance share earned in accordance with the terms governing such award based on performance calculated through the last day of the calendar quarter ending immediately prior to consummation of the Merger, net of all applicable withholding taxes; provided that, for purposes of determining whether such performance shares have been earned, that the Company’s earnings per share will be calculated without deduction for the expense attributable to the acceleration of vesting of restricted stock awards and any transaction related expenses.
The Merger Agreement includes customary representations, warranties and covenants of the Company and Brookline Bancorp. The Company has agreed to operate its business in the ordinary course consistent with past practice until the closing of the Merger and not to engage in certain kinds of transactions during such period (without the prior written consent of Brookline Bancorp). The Company also has agreed to cease all existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company, and to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of its Board of Directors.
The Merger Agreement also includes certain termination provisions for both Brookline Bancorp and the Company and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Brookline Bancorp a termination fee of $8,900,000.

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
Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or net income, are considered critical accounting policies. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2010 Annual Report on Form 10-K, management has identified the accounting for the allowance for loan and lease losses, review of goodwill for impairment, valuation of available for sale securities and income taxes as the Company’s most critical accounting policies.
Overview
The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 41. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on page 40.
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

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 34 to 36.
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
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market during recent years, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank seeks to maintain the level of Macrolease-generated loans and leases at approximately $100.0 million. Additionally, the Bank continues to seek generation of additional income by originating equipment loans and leases for third parties as opportunities arise.
For the three months ended March 31, 2011, approximately 85% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Dollars in thousands, except per share data)

Total assets	$1,606,508	$1,603,759	$1,573,323	$1,613,520	$1,586,778
Loans and leases receivable	1,154,448	1,155,489	1,135,227	1,136,524	1,123,838
Available for sale securities	361,579	360,025	342,080	345,566	365,110
Goodwill, net	12,262	12,262	12,262	12,262	12,262
Core deposits (1)	775,830	772,553	755,105	813,697	728,969
Certificates of deposit	325,831	347,613	360,578	360,323	378,102
Borrowings	342,854	335,289	301,455	294,137	341,344
Common shareholders’ equity	130,192	128,678	130,769	129,127	123,679
Book value per common share	27.77	27.53	27.98	27.63	26.69
Tangible book value per common share	25.15	24.91	25.35	25.00	24.05
Tangible common equity ratio (2) (3)	7.40%	7.31%	7.59%	7.30%	7.08%
Core deposits to total deposits(1) (3)	70.4%	69.0%	67.7%	69.3%	65.8%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing common shareholders’ equity less goodwill by total assets less goodwill.

(3)	Non-GAAP performance measure.
Total assets increased by $2.7 million since December 31, 2010. Total loans and leases decreased by $1.0 million during the first three months of 2011, with an increase in commercial loans and leases of $3.4 million, or 0.4%. This increase was offset by decreases in the residential mortgage loan portfolio of $4.2 million, or 2.6%, and consumer and other loans of $254,000, or 0.1%. Available for sale securities increased $1.6 million, or 0.4%, since year-end. The Bank’s core deposits increased by $3.3 million, or 0.4%, since year-end. Within this increase, money market accounts increased by $16.8 million, or 17.5%, and savings accounts increased by $1.6 million, or 0.5%. Certificate of deposit accounts decreased by $21.8 million, or 6.3%, demand deposit accounts decreased by $10.0 million, or 3.8%, and NOW accounts decreased by $5.2 million, or 7.4%, since year-end. Borrowings increased by $7.6 million, or 2.3%, since December 31, 2010. Shareholders’ equity as a percentage of total assets was 8.1% and 8.0% at March 31, 2011 and December 31, 2010, respectively.
The Company’s financial position at March 31, 2011 as compared to March 31, 2010 reflects net growth of $30.6 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $31.5 million, or 4.2%. Consumer loans increased $8.6 million, or 4.3%, from the prior year quarter-end. The residential mortgage portfolio declined $9.5 million, or 5.6%, from March 31, 2010. Available for sale securities at March 31, 2011 decreased by $3.5 million, or 1.0%, from the same period in 2010. Core deposits have increased $46.9 million, or 6.4%, since the prior year quarter-end, with growth centered in demand deposit accounts of $51.1 million and money market accounts of $34.3 million. These increases were offset by decreases in certificate of deposit accounts (“CDs”) of $52.3 million, savings accounts of $34.9 million and NOW accounts of $3.6 million since March 31, 2010. Borrowings have increased by $1.5 million from the same period in 2010.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $378.4 million, or 23.6% of total assets at March 31, 2011, compared to $376.7 million, or 23.5% of total assets at December 31, 2010, representing an increase of $1.7 million, or 0.5%. Available for sale securities are recorded at fair value. At March 31, 2011, the fair value of available for sale securities was $361.6 million and carried a total of $2.3 million of net unrealized gains at the end of the quarter, compared to $2.6 million at December 31, 2010.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first three months of 2011, the Company purchased $30.1 million of available for sale securities compared to $31.3 million during the same period in 2010. Maturities, calls and principal repayments totaled $39.1 million for the three months ended March 31, 2011 compared to $41.1 million for the same period in 2010. Additionally, in the first three months of 2011, the Company sold $4.2 million of available for sale securities generating gains of $212,000 compared to sales of $8.8 million and gains of $475,000 for the same period in 2010.
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
CDO A has experienced $99.0 million, or 42.8%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $5.0 million during the first quarter of 2011. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At March 31, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $176.5 million, or 30.6%, in deferrals/defaults of the security’s underlying collateral to date. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were increased in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At March 31, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases decreased by $1.0 million since December 31, 2010 and stood at $1.15 billion at March 31, 2011. As a percentage of total assets, loans and leases increased to 71.9% at March 31, 2011, compared to 72.0% at December 31, 2010. This decrease was centered in residential mortgage loans, which the Company has historically purchased and was partially offset by increases in commercial loans, where the Company concentrates its origination efforts. Total loans and leases as of March 31, 2011 are comprised of three broad categories: commercial loans and leases that aggregate $783.7 million, or 67.9% of the portfolio; residential mortgages that aggregate $160.7 million, or 13.9% of the portfolio; and consumer and other loans that aggregate $210.1 million, or 18.2% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multifamily real estate, construction and small business loans) increased $3.4 million, or 0.4%, during the three months of 2011.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans increased $3.1 million, or 2.0%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2010, owner-occupied commercial real estate loans increased by $3.3 million, or 1.9%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multifamily residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2010, CRE loans have decreased $1.7 million, or 0.6%.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of less than fifteen years and are not dependent on residual collateral values. At March 31, 2011, $19.0 million of purchased government leases were included in the commercial loan and lease portfolio representing a decrease of $949,000, or 4.8%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $40.4 million and $40.8 million were included in the commercial and industrial portfolio at March 31, 2011 and December 31, 2010, respectively. Macrolease-generated equipment leases were $48.4 million at March 31, 2011 and December 31, 2010. Since December 31, 2010, total Macrolease-generated equipment loans and leases decreased $369,000, or 0.4%, to $88.8 million.
At March 31, 2011, small business loans (business lending relationships of approximately $500,000 or less) were $62.2 million compared to $62.8 million at December 31, 2010. At March 31, 2011 and December 31, 2010, small business loans represented 7.9% and 8.1%, respectively, of the commercial loan and lease portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.

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
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. Historically, the Bank has purchased high credit quality residential mortgage loans from third-party originators and, on a limited basis, originated mortgage loans for its own portfolio. In 2010, the Bank hired three mortgage loan originators and increased its mortgage origination efforts. At March 31, 2011, residential mortgage loans decreased $4.2 million, or 2.6%, to $160.7 million from year-end. During this period, the Bank originated $7.0 million of mortgages for the portfolio. Comparatively, during the first three months of 2010, the Bank originated $2.6 million of mortgages for the portfolio.
Consumer loans — The consumer loan portfolio decreased $254,000, or 0.1%, during the first three months of 2011 as repayments of $10.7 million exceeded advances of $10.4 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.
The following is a summary of loans and leases receivable:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$196,353	$200,809
Commercial real estate — owner occupied	183,111	179,766
Commercial and industrial	161,004	157,879
Multifamily	84,772	79,934
Small business	62,233	62,841
Construction	28,273	30,349
Leases and other	72,156	73,054

Subtotal	787,902	784,632
Unearned lease income	(5,962)	(6,159)
Net deferred loan origination costs	1,756	1,791

Total commercial loans and leases	783,696	780,264

Residential mortgage loans:
One- to four-family adjustable rate	100,976	106,341
One- to four-family fixed rate	59,106	57,948

Subtotal	160,082	164,289
Premium on loans acquired	576	598
Net deferred loan origination fees	—	(10)

Total residential mortgage loans	160,658	164,877

Consumer loans:
Home equity — term loans	125,639	125,114
Home equity — lines of credit	82,038	82,778
Unsecured and other	1,489	1,511

Subtotal	209,166	209,403
Net deferred loan origination costs	928	945

Total consumer loans	210,094	210,348

Total loans and leases receivable	$1,154,448	$1,155,489

Deposits
Total deposits decreased by $18.5 million, or 1.7%, during the first three months of 2011, from $1.12 billion, or 69.8% of total assets at December 31, 2010, to $1.10 billion, or 68.6% of total assets at March 31, 2011.
The following table sets forth certain information regarding deposits:

	March 31, 2011			December 31, 2010
		Percent	Weighted		Percent	Weighted
		Of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$65,127	5.9%	0.06%	$70,327	6.3%	0.06%
Money market accounts	113,126	10.3%	0.66%	96,285	8.6%	0.68%
Savings accounts	343,286	31.1%	0.32%	341,667	30.5%	0.32%
Certificate of deposit accounts	325,831	29.6%	1.05%	347,613	31.0%	1.34%

Total interest bearing deposits	847,370	76.9%	0.63%	855,892	76.4%	0.75%
Noninterest bearing accounts	254,291	23.1%	0.00%	264,274	23.6%	0.00%

Total deposits	$1,101,661	100.0%	0.48%	$1,120,166	100.0%	0.58%

During the first three months of 2011, competition for deposits remained strong in the Company’s market areas. CDs, demand deposit accounts and NOW accounts declined by $21.8 million, $10.0 million and $5.2 million, respectively, compared to year-end. These decreases were offset by growth in money market accounts of $16.8 million and savings accounts of $1.6 million. At March 31, 2011, brokered CDs were $36.3 million, or 3.3% of total deposits, compared to $30.0 million, or 2.7%, at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
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
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $35.4 million and $39.3 million at March 31, 2011 and December 31, 2010, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $4.9 million during the first three months of 2011 from the December 31, 2010 level of $41.0 million. FHLB borrowings increased by $12.7 million from the December 31, 2010 amount of $260.9 million. Wholesale repurchase agreements declined $199,000 compared to the December 31, 2010 balance of $20.0 million.
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
Nonperforming assets — At March 31, 2011, the Company had nonperforming assets of $17.5 million, representing 1.09% of total assets compared to nonperforming assets of $17.6 million, or 1.10% of total assets, at December 31, 2010.

The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$13,840	$15,069
Loans and leases past due 90 days or more, but still accruing	645	—
Restructured loans and leases on a nonaccrual basis	1,413	1,444

Total nonperforming loans and leases	15,898	16,513
Other real estate owned	1,575	1,130

Total nonperforming assets	$17,473	$17,643

Delinquent loans and leases 60-89 days past due	$3,179	$2,429
Restructured loans and leases not included in nonperforming assets	481	485
Nonperforming loans and leases as a percent of total loans and leases	1.38%	1.43%
Nonperforming assets as a percent of total assets	1.09%	1.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.28%	0.21%
Included in nonaccrual loans and leases at March 31, 2011 were $9.6 million of impaired loans and leases with specific impairment reserves against these loans and leases of $651,000. At December 31, 2010, there were $10.8 million of impaired loans and leases with specific impairment reserves of $1.5 million.
The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)
Nonperforming loans and leases:
Commercial real estate	$4,792	$5,272
Commercial and industrial	2,255	2,462
Multifamily	1,050	717
Small business	1,059	1,090
Construction	232	470
Leases	591	581
Residential	4,926	5,045
Consumer	993	876

Total nonperforming loans and leases	$15,898	$16,513

The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains low relative to the size of the Company’s loan portfolio and as compared to peer institutions. If economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
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

	March 31, 2011		December 31, 2010
		Allowance		Allowance
		for Loan		for Loan
	Principal	and Lease	Principal	and Lease
	Balance	Losses	Balance	Losses
	(In thousands)

Option ARM mortgages	$1,119	$11	$1,124	$11
Interest-only residential first mortgages	21,852	995	23,531	235
Junior lien home equity loans	39,226	351	40,919	363
Junior lien home equity lines of credit	59,206	533	60,262	539

Total higher-risk loans	$121,403	$1,890	$125,836	$1,148

At March 31, 2011 and December 31, 2010, the above “higher risk” loans had weighted average credit scores of 739.
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
Loans and leases classified as special mention totaled $17.7 million and $20.9 million at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011, the Company had $30.8 million of assets that were classified as substandard. This compares to $28.8 million of assets that were classified as substandard at December 31, 2010. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At March 31, 2011, included in the assets that were classified as substandard were $14.9 million of performing loans. This compares to $12.3 million of adversely classified performing loans as of December 31, 2010. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first three months of 2011, the Company made additions to the allowance for loan and lease losses of $1.1 million and experienced net charge-offs of $1.6 million compared to additions to the allowance for loan and lease losses of $1.6 million and net charge-offs of $1.5 million for the first three months of 2010. The net charge-offs were primarily within the residential mortgage and commercial loan and lease portfolios. At March 31, 2011, the allowance for loan and lease losses stood at $18.2 million and represented 114.62% of nonperforming loans and leases and 1.58% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $18.7 million, representing 112.97% of nonperforming loans and leases and 1.61% of total loans and leases outstanding at December 31, 2010.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(In thousands)

Balance at beginning of period	$18,654	$16,536
Loans and leases charged-off:
Commercial real estate loans	(532)	(627)
Commercial and industrial loans	(109)	—
Small business loans	(334)	(200)
Construction	(237)	—
Leases	(75)	(336)
Residential mortgage loans	(379)	(347)
Consumer and other loans	(20)	(102)

Total loans charged-off	(1,686)	(1,612)

Recoveries of loans and leases previously charged-off:
Commercial real estate loans	—	79
Commercial and industrial loans	110	11
Small business loans	1	1
Leases	11	6
Residential mortgage loans	—	—
Consumer and other loans	7	4

Total recoveries of loans previously charged-off	129	101

Net charge-offs	(1,557)	(1,511)
Provision for loan and lease losses charged against income	1,125	1,600

Balance at end of period	$18,222	$16,625

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)

Loan category
Commercial loans and leases	$12,988	$13,370
Residential mortgage loans	1,659	1,780
Consumer and other loans	1,578	1,681
Unallocated	1,997	1,823

Total	$18,222	$18,654

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $2.0 million at March 31, 2011 compared to $1.8 million at December 31, 2010. Management believes that the allowance for loan and lease losses as of March 31, 2011 is appropriate.

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
Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three month periods ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Dollars in thousands, except per share data)
Income statement data:
Net interest income	$13,515	$13,215	$13,478	$13,626	$13,088
Noninterest income	2,332	2,673	2,289	2,285	2,315
Noninterest expense	11,269	9,935	10,350	10,430	10,488
Net income	2,307	2,126	2,808	2,681	2,219

Per share data:
Diluted earnings per share	$0.49	$0.45	$0.60	$0.57	$0.48
Dividends per common share	$0.19	$0.19	$0.17	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.58%	3.49%	3.61%	3.67%	3.52%
Return on assets (2) (5)	0.59%	0.53%	0.71%	0.68%	0.57%
Return on equity (3) (5)	7.25%	6.46%	8.57%	8.54%	7.32%
Efficiency ratio (4) (5)	71.11%	62.53%	65.64%	65.55%	68.09%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2011 first quarter net income of $2.3 million increased by $181,000, or 8.5%, from the prior quarter (three months ended December 31, 2010). Net income was up $88,000, or 4.0%, on a comparative quarter basis (as compared to the three months ended March 31, 2010). Diluted earnings per common share (“EPS”) were up 8.9% on a linked-quarter basis (as compared to the three months ended December 31, 2010) and increased 2.1% as compared to the same quarter a year ago.
The first quarter 2011 net interest income increased by $300,000, or 2.3%, as compared to the fourth quarter of 2010. The increase in the net interest margin of 9 basis points (“bps”), to 3.58%, was due to the lower cost of liabilities of 11 bps.
Compared to the first quarter of 2010, net interest income increased by $427,000. The decrease in cost of funds of 34 bps exceeded the decrease in the yield on interest-earning assets of 29 bps.

The provision for loan and lease losses of $1.1 million for the three months ended March 31, 2011 decreased by $1.3 million on a linked-quarter basis. In comparison to the first quarter of 2010, the provision for loan and lease losses decreased by $475,000.
Noninterest income for the first quarter of 2011 decreased on a linked-quarter basis by $341,000, with a decrease in loan related fees of $132,000, service charges on deposit accounts of $89,000, net gains on lease sales and commissions on loans originated for others of $45,000 and other miscellaneous income of $42,000.
In comparison to the 2010 first quarter, noninterest income was up $17,000. The Company recognized credit losses on other-than-temporarily impaired securities of $571,000 during the first quarter of 2010, while there were no other-than-temporarily impaired securities during the same period of 2011. Gains on the sale of available for sale securities decreased by $263,000 during the first quarter of 2011, compared to the same period in 2010. Additionally, service charges on deposit accounts decreased $124,000, other miscellaneous income decreased $103,000 and commissions on nondeposit investment products decreased $43,000.
Noninterest expenses increased on a linked-quarter basis by $1.3 million. The Company recorded $745,000 of expenses in connection with an adverse legal judgment that was determined in March 2011. In addition, salaries and employee benefits costs increased $379,000, marketing costs increased $116,000 and loan workout and other real estate costs increased $88,000.
First quarter 2011 noninterest expenses increased $781,000, compared to the first quarter of 2010. In addition to the aforementioned $745,000 adverse legal judgment, marketing costs increased $95,000 and salaries and employee benefits costs increased $91,000, compared to the first quarter a year ago. Offsetting these increases were decreases in loan workout and other real estate owned expenses of $130,000.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the first quarter of 2011, the return on assets and the return on equity metrics improved on a linked-quarter basis. The efficiency ratio increase to 71.11% from 62.53% compared to the fourth quarter of 2010 was largely driven by the adverse legal judgment. Compared to the same quarter of the prior year, return on assets improved 2 bps, while return on equity and the efficiency ratio declined 7 bps and 302 bps, respectively. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended March 31, 2011 and 2010
General
Net income for the three months ended March 31, 2011 increased $88,000, or 4.0%, to $2.3 million, or $0.49 per diluted common share, from $2.2 million, or $0.48 per diluted common share, for the same period of 2010.
Net Interest Income
Net interest income for the quarter ended March 31, 2011 was up $427,000, or 3.3%, from the $13.1 million earned in the first quarter of 2010. Net interest margin for the first quarter of 2011 of 3.58% increased 6 bps from the net interest margin for the 2010 period of 3.52%. Average earning assets were up $26.1 million, or 1.7%, and average interest-bearing liabilities were down $39.8 million, or 3.2%, from the comparable period a year earlier.

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

	For the three months ended March 31,
	2011			2010
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$762	$—	0.19%	$2,292	$5	0.87%
Available for sale securities	355,404	3,022	3.40%	372,516	3,779	4.06%
Stock in the FHLB	16,274	12	0.31%	16,274	—	0.00%
Loans and leases receivable:
Commercial loans and leases	777,681	10,656	5.54%	730,907	10,311	5.71%
Residential mortgage loans	163,640	1,699	4.15%	172,408	2,029	4.71%
Consumer and other loans	210,548	2,195	4.23%	203,840	2,228	4.43%

Total earning assets	1,524,309	17,584	4.65%	1,498,237	18,352	4.94%

Cash and due from banks	17,117			13,451
Allowance for loan and lease losses	(18,528)			(17,225)
Premises and equipment	11,797			12,359
Goodwill, net	12,262			12,179
Accrued interest receivable	4,269			4,372
Bank-owned life insurance	31,388			30,118
Prepaid expenses and other assets	15,366			18,579

Total assets	$1,597,980			$1,572,070

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,042	$46	0.27%	$68,669	$15	0.08%
Money market accounts	105,289	172	0.66%	71,387	149	0.85%
Savings accounts	343,366	270	0.32%	369,750	531	0.58%
Certificate of deposit accounts	335,236	971	1.17%	385,599	1,583	1.67%
Overnight and short-term borrowings	39,769	10	0.10%	39,161	18	0.19%
Wholesale repurchase agreements	20,045	139	2.77%	18,222	139	3.06%
FHLB borrowings	272,971	2,296	3.37%	271,742	2,665	3.92%
Subordinated deferrable interest debentures	13,403	165	4.94%	13,403	164	4.90%

Total interest-bearing liabilities	1,198,121	4,069	1.38%	1,237,933	5,264	1.72%

Noninterest-bearing deposits	254,722			199,735
Other liabilities	16,076			11,427

Total liabilities	1,468,919			1,449,095

Shareholders’ equity:	129,061			122,975

Total liabilities and shareholders’ equity	$1,597,980			$1,572,070

Net interest income		$13,515			$13,088

Net interest rate spread			3.27%			3.22%
Net interest rate margin			3.58%			3.52%

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight Investments	$(3)	$(2)	$(5)
Available for sale securities	(563)	(194)	(757)
Stock in the FHLB	12	—	12
Commercial loans and leases	(297)	642	345
Residential mortgage loans	(253)	(77)	(330)
Consumer and other loans	(142)	109	(33)

Total interest income	(1,246)	478	(768)

Interest expense:
NOW accounts	31	—	31
Money market accounts	(37)	60	23
Savings accounts	(226)	(35)	(261)
Certificate of deposit accounts	(412)	(200)	(612)
Overnight and short-term borrowings	(8)	—	(8)
Wholesales repurchase agreements	(13)	13	—
FHLB borrowings	(381)	12	(369)
Subordinated deferrable interest debentures	1	—	1

Total interest expense	(1,045)	(150)	(1,195)

Net interest income	$(201)	$628	$427

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities) was $3.0 million for the quarter ended March 31, 2011, compared to $3.8 million for the 2010 period. The decrease in total investment income was $750,000, or 19.8%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.6 million for the quarter ended March 31, 2011 and represented a yield on total loans and leases of 5.10%. This compares to $14.6 million of interest and a yield of 5.32% for the first quarter of 2010. Interest income on loans and leases decreased $18,000, or 0.1%, with the decrease in yield on loans and leases of 22 bps offset by the increase in the average balance of loans and leases of $44.7 million, or 4.0%.
The average balance of the various components of the loan and lease portfolio changed from the first quarter of 2010 as follows: commercial loans and leases increased $46.8 million, or 6.4%; consumer and other loans increased $6.7 million, or 3.3%; and residential mortgage loans decreased $8.8 million, or 5.1%. Changes in the average yields from the first quarter of 2010 were as follows: commercial loans and leases decreased 17 bps to 5.54%; consumer and other loans decreased 20 bps to 4.23%; and residential mortgage loans decreased 56 bps to 4.15%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $1.2 million, or 22.7%, to $4.1 million for the three months ended March 31, 2011, down from $5.3 million for the same period during 2010. The overall average cost for interest-bearing liabilities decreased 34 bps to 1.38% for the first quarter of 2011, compared to 1.72% for the first quarter of 2010. The average balance of total interest-bearing liabilities decreased $39.8 million, or 3.2%, to $1.20 billion for the three months ended March 31, 2011 compared to the same period in 2010.
The decline in deposit average balances was attributable to CDs, down $50.4 million, or 13.1%, savings accounts, down $26.4 million, or 7.1%, and NOW accounts down $627,000, or 0.9%. The decrease was offset by an increase in money market accounts of $33.9 million, or 47.5% (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline).
Average borrowings increased as compared to the first quarter of 2010, with an increase in wholesale repurchase agreements of $1.8 million, or 10.0%, an increase in FHLB funding of $1.2 million, or 0.5%, and an increase in short-term borrowings of $608,000, or 1.6%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs to lower rates and reduced FHLB borrowing levels have decreased the cost of interest-bearing liabilities in the first quarter of 2011 compared to the same period in 2010.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.1 million for the quarter ended March 31, 2011, compared to $1.6 million for the first quarter of 2010. This represents a decrease of $475,000, or 29.7%.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. Growth in the loan and lease portfolio necessitates increases in the provision for loan and lease losses. As the loans and leases mature, or if economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it likely that the level of nonperforming assets would increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income increased $17,000, or 0.7%, to $2.3 million for the first quarter of 2011, compared to the same period of 2010. During the first quarter of 2011, there were no credit losses on other-than-temporarily impaired securities, while $571,000 were recognized during the first quarter of 2010. Gains on the sale of available for sale securities decreased by $263,000, or 55.4%, during the first quarter of 2011. Additionally, service charges on deposit accounts decreased $124,000, or 9.8%, other miscellaneous income decreased $103,000, or 27.8%, and commissions on nondeposit investment products decreased $43,000, or 18.1%.
Noninterest Expense
Noninterest expense for the first quarter of 2011 increased $781,000, or 7.4%, to $11.3 million from $10.5 million in 2010.
The Company recorded $745,000 of expenses in connection with an adverse legal judgment that was determined in March 2011. See Note 9 — Contingent Liabilities of the Company’s consolidated financial statements for further details. Marketing costs increased $95,000, or 36.8%, and salaries and employee benefits costs increased $91,000, or 1.6%, compared to the first quarter of 2010. Decreases in loan workout and other real estate owned expenses of $130,000, or 38.7%, offset the increases in noninterest expenses.
Overall, the Company’s efficiency ratio of 71.11% for the first three months of the year increased from the efficiency ratio of 68.09% for the same period in the prior year.

Income Tax Expense
Income tax expense increased by $50,000, or 4.6%, to $1.1 million for the three months ended March 31, 2011 from the same period in 2010. This represented total effective tax rates of 33.2% and 33.1%, respectively. Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
As discussed in Note 9 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase if it does not.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2011, overnight investments and available for sale securities amounted to $362.1 million, or 22.5% of total assets. This compares to $360.4 million, or 22.5% of total assets at December 31, 2010. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.
Capital Resources
Total shareholders’ equity of the Company was $130.2 million at March 31, 2011 compared to $128.7 million at December 31, 2010. Net income of $2.3 million, and net stock option activity (stock option exercises, share repurchases and share-based compensation) of $320,000 were offset by decreased net unrealized holding gains on available for sale securities of $223,000, and common stock dividends of $890,000.
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
As of March 31, 2011, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2011:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$129,448	8.14%	$63,592	4.00%	$79,490	5.00%
Tier I capital (to risk weighted assets)	129,448	11.46%	45,197	4.00%	67,795	6.00%
Total capital (to risk weighted assets)	143,620	12.71%	90,394	8.00%	112,992	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$127,659	8.03%	$63,578	4.00%	$79,472	5.00%
Tier I capital (to risk weighted assets)	127,659	11.30%	45,173	4.00%	67,759	6.00%
Total capital (to risk weighted assets)	141,831	12.56%	90,345	8.00%	112,932	10.00%

At December 31, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$127,711	8.10%	$63,035	4.00%	$78,794	5.00%
Tier I capital (to risk weighted assets)	127,711	11.27%	45,316	4.00%	67,975	6.00%
Total capital (to risk weighted assets)	141,925	12.53%	90,633	8.00%	113,291	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$126,031	8.00%	$63,047	4.00%	$78,809	5.00%
Tier I capital (to risk weighted assets)	126,031	11.13%	45,292	4.00%	67,938	6.00%
Total capital (to risk weighted assets)	140,245	12.39%	90,584	8.00%	113,231	10.00%
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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at March 31, 2011, interest rate shocks down were not performed. As of March 31, 2011, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12- month period beginning April 1, 2011:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)

Initial Twelve Month Period:

Up 300 bps	$(3,066)	-5.53%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2011, the Company’s one year cumulative gap was a positive $67.7 million, or 4.2% of total assets.
For additional discussion on interest rate risk see the section titled “Asset and Liability Management” on pages 53 through 54 of the Company’s 2010 Annual Report on Form 10-K.

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
Item 1A. Risk Factors
In addition to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management believes the following risks and uncertainties could materially affect the Company.
The Merger Agreement May Be Terminated in Accordance with Its Terms and the Merger May Not Be Completed.
The merger agreement with Brookline Bancorp is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger agreement by the Company’s shareholders, regulatory approvals, absence of court orders prohibiting the completion of the merger, effectiveness of the registration statement to be filed by Brookline Bancorp in connection with the merger, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.
In addition, certain circumstances exist whereby the Company may choose to terminate the merger agreement, including if Brookline Bancorp’s share price declines to below $8.278 (subject to customary anti-dilution adjustments) as of the latest of the date when all regulatory approvals for the merger have been received and shareholder approval of the merger has been obtained, combined with such decline being at least 20% greater than a corresponding decline in the value of the NASDAQ Bank Index. If this situation occurs, the agreement allows Brookline Bancorp the ability to make an adjustment to the exchange ratio, pursuant to a specified formula, to cure any shortfall caused by the decline in share price as previously described. There can be no assurance that the conditions to closing of the merger will be fulfilled or that the merger will be completed.
Termination of the Merger Agreement Could Negatively Impact the Company.
If the merger agreement is terminated, there may be various consequences, including:
•
the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

•	the market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.
If the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Brookline Bancorp has agreed to provide in the merger.

The Company Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and consequently on Brookline Bancorp. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Brookline Bancorp’s business following the merger could be negatively impacted. In addition, the merger agreement restricts the Company from taking specified actions until the merger occurs without the consent of Brookline Bancorp. These restrictions may prevent the Company from pursuing business opportunities that may arise prior to the completion of the merger.
The Merger Agreement Limits the Company’s Ability to Pursue Alternatives to the Merger.
The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the Company’s ability to initiate, solicit, induce or knowingly encourage, or take any action to facilitate any inquiries or competing third-party proposals, or participate in any discussions or negotiations or provide any confidential information relating to a proposal to acquire all or a significant part of the Company. In addition, the Company has agreed to pay Brookline Bancorp a termination fee in the amount of $8.9 million in the event that Brookline Bancorp terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. Until the merger agreement is adopted by the Company’s shareholders, the Company can consider and participate in discussions and negotiations with respect to an alternative unsolicited bona fide acquisition proposal (subject to its obligation to pay a termination fee under certain circumstances) so long as the Company’s board of directors determines in good faith (after consultation with its outside legal counsel) that failure to do so would result in a violation of its fiduciary duties to the Company’s shareholders under Rhode Island law and (after consultation with outside legal counsel and a nationally recognized, independent financial advisor) that such alternative acquisition proposal constitutes a superior proposal or would reasonably be likely to result in a superior proposal. The Company shall also keep Brookline Bancorp appraised of developments, discussions and negotiations relating to any such acquisition proposal.
Following Completion of the Merger, Brookline Bancorp Will Face Risks Different from Those Faced by Brookline Bancorp Today, which May Affect the Market Price of the Shares of Brookline Bancorp Common Stock.
Upon completion of the merger, the Company’s separate legal existence will cease, its wholly-owned subsidiary, Bank Rhode Island, will become a direct wholly owned subsidiary of Brookline Bancorp, and certain holders of the Company’s common stock will become holders of Brookline Bancorp common stock. Some of Brookline Bancorp’s current businesses and markets differ from those of the Company and, accordingly, the results of operations of Brookline Bancorp after the merger may be affected by factors different from those currently affecting the results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the Company’s repurchases of common stock during the quarter ended March 31, 2011:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
	Total Number	Average	Part of	May yet Be
	of Shares	Price Paid	Announced	Purchased
Period	Purchased (a)	per Share	Plan	Under the Plan

1/1/11 through 1/31/11	—	—	—	—
2/1/11 through 2/28/11	12,100	$30.56	—	—
3/1/11 through 3/31/11	—	—	—	—

(a)
In February 2011, the Company’s Chief Executive Officer delivered 12,100 shares of the Company’s common stock to satisfy the exercise price for 25,200 stock options exercised. The shares delivered were valued at $30.56 per share. The Chief Executive Officer paid the balance of the exercise price and all taxes in cash.

Item 3. Defaults Upon Senior Securities
No defaults upon senior securities have taken place.
Item 5. Other Information
No information to report.

Item 6. Exhibits

10.6	(c)	Amendment No. 3 to Amended and Restated Supplemental Executive Retirement Plan

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

May 4, 2011	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and
Chief Executive Officer

May 4, 2011	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer
and Treasurer