Form 10-Q
period 2011-06-30
BANCORP RHODE ISLAND INC
filed 2011-08-04
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937
For the transition period from _________ to _________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of August 1, 2011:

Common Stock — Par Value $0.01	4,684,705 shares
(class)	(outstanding)

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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands)
ASSETS:
Cash and due from banks	$29,444	$14,384
Overnight investments	1,296	395

Total cash and cash equivalents	30,740	14,779
Available for sale securities (amortized cost of $347,505 and $357,402, respectively)	352,695	360,025
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	786,704	780,264
Residential mortgage loans	157,415	164,877
Consumer and other loans	208,558	210,348

Total loans and leases receivable	1,152,677	1,155,489
Allowance for loan and lease losses	(18,083)	(18,654)

Net loans and leases receivable	1,134,594	1,136,835
Premises and equipment, net	11,514	11,889
Goodwill, net	12,262	12,262
Accrued interest receivable	4,380	4,842
Investment in bank-owned life insurance	31,886	31,277
Prepaid expenses and other assets	24,411	15,576

Total assets	$1,618,756	$1,603,759

LIABILITIES:
Deposits:
Demand deposit accounts	$282,068	$264,274
NOW accounts	66,093	70,327
Money market accounts	123,843	96,285
Savings accounts	330,054	341,667
Certificate of deposit accounts	293,787	347,613

Total deposits	1,095,845	1,120,166
Overnight and short-term borrowings	35,955	40,997
Wholesale repurchase agreements	20,000	20,000
Federal Home Loan Bank of Boston borrowings	293,277	260,889
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	26,745	19,626

Total liabilities	1,485,225	1,475,081

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 5,080,941 and 5,047,942 shares, respectively	50	50
Additional paid-in capital	75,556	73,866
Treasury stock, at cost: 396,986 and 373,850 shares, respectively	(13,378)	(12,527)
Retained earnings	67,929	65,584
Accumulated other comprehensive income, net	3,374	1,705

Total shareholders’ equity	133,531	128,678

Total liabilities and shareholders’ equity	$1,618,756	$1,603,759

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$1	$—	$1	$5
Mortgage-backed securities	2,606	3,041	5,231	6,270
Investment securities	371	490	768	1,040
Federal Home Loan Bank of Boston stock dividends	13	—	25	—
Loans and leases	14,505	15,105	29,055	29,673

Total interest and dividend income	17,496	18,636	35,080	36,988

Interest expense:
Deposits	1,248	2,164	2,707	4,442
Overnight and short-term borrowings	9	19	19	37
Wholesale repurchase agreements	142	143	281	282
Federal Home Loan Bank of Boston borrowings	1,931	2,518	4,227	5,183
Subordinated deferrable interest debentures	167	166	332	330

Total interest expense	3,497	5,010	7,566	10,274

Net interest income	13,999	13,626	27,514	26,714
Provision for loan and lease losses	850	1,550	1,975	3,150

Net interest income after provision for loan and lease losses	13,149	12,076	25,539	23,564

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	—	(49)	—	49
Non-credit component of other-than-temporary losses recognized in other comprehensive income	—	5	—	(664)

Credit component of other-than-temporary impairment losses on available for sale securities	—	(44)	—	(615)

Service charges on deposit accounts	1,215	1,348	2,355	2,612
Commissions on nondeposit investment products	356	148	550	385
Income from bank-owned life insurance	306	318	609	633
Loan related fees	131	133	351	322
Net gains on lease sales and commissions on loans originated for others	64	6	60	42
Gain on sale of available for sale securities	—	103	212	578
Other income	200	273	467	643

Total noninterest income	2,272	2,285	4,604	4,600

Noninterest expense:
Salaries and employee benefits	6,655	5,746	12,589	11,589
Professional services	2,132	537	2,738	1,169
Occupancy	846	829	1,753	1,690
Data processing	687	654	1,368	1,308
FDIC insurance	442	475	919	950
Operating	428	467	882	929
Marketing	378	383	731	641
Equipment	256	255	532	510
Loan workout and other real estate owned	161	337	367	673
Loan servicing	135	171	279	347
Other expenses	498	576	1,729	1,112

Total noninterest expense	12,618	10,430	23,887	20,918

Income before income taxes	2,803	3,931	6,256	7,246
Income tax expense	984	1,250	2,130	2,346

Net income	$1,819	$2,681	$4,126	$4,900

Per share data:
Basic earnings per common share	$0.39	$0.57	$0.88	$1.05
Diluted earnings per common share	$0.38	$0.57	$0.87	$1.05
Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.34
Weighted average common shares outstanding — basic	4,689	4,664	4,686	4,643
Weighted average common shares outstanding — diluted	4,768	4,690	4,734	4,670
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
Six months ended June 30,	Stock	Capital	Stock	Earnings	Income (Loss)	Total
	(In thousands, expect per share data)
2010
Balance at December 31, 2009	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661
Net income	—	—	—	4,900	—	4,900
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($2,465)	—	—	—	—	4,578	4,578
Reclassification adjustment for net gains included in net income, net of taxes of $202	—	—	—	—	(376)	(376)
Non-credit portion OTTI, net of taxes of ($233)	—	—	—	—	431	431

Total comprehensive income	—	—	—	—	—	9,533

Exercise of stock options	—	297	—	—	—	297
Macrolease acquisition	—	211	—	—	—	211
Share repurchases	—	—	(218)	—	—	(218)
Share-based compensation	—	228	—	—	—	228
Tax benefit from exercise of stock options	—	(5)	—	—	—	(5)
Dividends on common stock ( $0.34 per common share)	—	—	—	(1,580)	—	(1,580)

Balance at June 30, 2010	$50	$73,514	$(12,527)	$62,332	$5,758	$129,127

2011
Balance at December 31, 2010	$50	$73,866	$(12,527)	$65,584	$1,705	$128,678
Net income	—	—	—	4,126	—	4,126
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(972)	—	—	—	—	1,807	1,807
Reclassification adjustment for net gains included in net income, net of taxes of $74	—	—	—	—	(138)	(138)

Total comprehensive income	—	—	—	—	—	5,795

Exercise of stock options	—	420	—	—	—	420
Share repurchases	—	—	(851)	—	—	(851)
Share-based compensation	—	924	—	—	—	924
Tax benefit from exercise of stock options	—	346	—	—	—	346
Dividends on common stock ($0.38 per common share)	—	—	—	(1,781)	—	(1,781)

Balance at June 30, 2011	$50	$75,556	$(13,378)	$67,929	$3,374	$133,531

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$4,126	$4,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion, net	(561)	(2,778)
Provision for loan and lease losses	1,975	3,150
Income from bank-owned life insurance	(609)	(633)
Share-based compensation expense	924	228
Net loss (gain) on lease sales	3	(19)
Gain on sale of available for sale securities	(212)	(578)
Credit component of other-than-temporary impairment losses on available for sale securities	—	615
Gain on sale of other real estate owned	(23)	(34)
Proceeds from sales of leases	208	909
Leases originated for sale	(211)	(890)
Decrease in accrued interest receivable	462	260
Increase in prepaid expenses and other assets	(10,113)	(326)
Decrease in other liabilities	(3,732)	(3,820)

Net cash (used in) provided by operating activities	(7,763)	984

Cash flows from investing activities:
Available for sale securities:
Purchases	(60,102)	(71,495)
Maturities and principal repayments	75,780	101,702
Proceeds from sales	4,176	8,628
Net increase (decrease) in loans and leases	1,202	(24,469)
Capital expenditures for premises and equipment	(315)	(464)
Proceeds from sale of other real estate owned	973	755

Net cash provided by investing activities	21,714	14,657

Cash flows from financing activities:
Net (decrease) increase in deposits	(24,321)	75,736
Net decrease in overnight and short-term borrowings	(5,042)	(2,833)
Proceeds from long-term borrowings	188,800	33,700
Repayment of long-term borrowings	(156,412)	(87,487)
Exercise of stock options	420	79
Tax benefit (expense) from exercise of stock options	346	(5)
Dividends on common stock	(1,781)	(1,580)

Net cash provided by financing activities	2,010	17,610

Net increase in cash and cash equivalents	15,961	33,251
Cash and cash equivalents at beginning of period	14,779	20,830

Cash and cash equivalents at end of period	$30,740	$54,081

Supplementary Disclosures:
Cash paid for interest	$8,080	$10,845
Cash paid for income taxes	2,769	1,955
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	1,669	4,202
Goodwill increase related to Macrolease acquisition	—	23
Treasury stock acquisitions from shares tendered in share-based payment transactions	851	218
Transfer of loans to other real estate owned	570	1,109
Non-credit component of other-than-temporary impairment, net of taxes	—	431
(Purchase) sale of available for sale securities not yet settled	(10,000)	4,414
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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bank Rhode Island, along with the Bank’s wholly owned subsidiaries, BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment financing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company). All significant intercompany accounts and transactions have been eliminated in consolidation.
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

The following sets forth a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30,	June 30,
	2011	2010
	(In thousands, except per share data)
Basic EPS Computation:
Numerator:
Net income	$1,819	$2,681

Denominator:
Weighted average shares outstanding	4,689	4,664

Basic EPS	$0.39	$0.57

Diluted EPS Computation:
Numerator:
Net income	$1,819	$2,681
Denominator:
Weighted average shares outstanding	4,689	4,664
Dilutive effect of stock options	77	25
Dilutive effect of contingent shares	2	1

Diluted weighted average shares outstanding	4,768	4,690
Diluted EPS	$0.38	$0.57

For the three months ended June 30, 2011 and 2010, average options to purchase 20,500 and 224,900 shares of common stock, respectively, were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive.
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
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends ASC 310, “Receivables,” by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. An entity is required to disclose the nature of credit risk associated with its financing receivables and the assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reason for those changes. The new and amended disclosures required under ASC 2010-20 that relate to information as of the end of a reporting period are effective for public entities with fiscal years and interim reporting periods ending on or after December 15, 2010. The Company adopted these provisions of the ASU on October 1, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for public companies with the fiscal years or the first interim period beginning after December 15, 2010. The Company adopted these provisions of the ASU on January 1, 2011. The adoption of ASU No. 2010-20 required significant expansion to the Company’s disclosures surrounding loans and leases receivable and the allowance for loan and lease losses. See Note 6 - Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses.

(4) Recently Issued Accounting Pronouncements
In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU No. 2011-01 deferred the effective date for the troubled debt restructuring (“TDR”) disclosures that are required by ASU No. 2010-20. The TDR disclosures are required upon the adoption of ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The Company does expect the adoption of ASU No. 2011-01 to have a material impact on the Company’s consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance clarifying when the restructure of a receivable should be considered a TDR. Specifically, the ASU provides guidance in determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. Public entities are required to adopt ASU No. 2011-02 for interim and annual periods beginning on or after June 15, 2011 with early adoption permitted. For purposes of TDR disclosures, this ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, any changes in the method used to measure impairment apply prospectively. Beginning in the period ASU No. 2011-02 is adopted; public entities will also be subject to the requirements to disclose the activity-based information about TDRs under ASU No. 2010-20 that was previously deferred. The Company does not expect the adoption of ASU No. 2011-02 to have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820).” ASU No. 2011-04 amends ASC 820 to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU No 2011-04 includes amendments that clarify the intent of the application of existing fair value measurement requirements, expands existing disclosure requirements for fair value measurements and prohibits the application of block discounts for all fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220).” ASU No. 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires presentation in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 will change the manner in which the Company presents other comprehensive income in its consolidated financial statements, but will have no financial impact on the Company’s consolidated financial statements.

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
A summary of available for sale securities by major categories follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
At June 30, 2011:
GSE obligations	$80,979	$272	$(158)	$81,093
Trust preferred CDOs (1)	1,518	—	(786)	732
Collateralized mortgage obligations	21,351	347	(400)	21,298
GSE mortgage-backed securities	243,657	6,981	(1,066)	249,572

Total	$347,505	$7,600	$(2,410)	$352,695

At December 31, 2010:
GSE obligations	$80,992	$436	$(394)	$81,034
Trust preferred CDOs (1)	1,518	—	(956)	562
Collateralized mortgage obligations	28,885	517	(1,234)	28,168
GSE mortgage-backed securities	246,007	6,076	(1,822)	250,261

Total	$357,402	$7,029	$(4,406)	$360,025

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The Company sells available for sale securities to capitalize on fluctuations in the market. During the quarter ended June 30, 2011, no available for sale securities were sold, compared to $4.2 million of available for sale securities sold, generating $103,000 of gains during the same quarter of 2010. The cost of securities used in calculating gains on the sale of available for sale securities is determined using the specific identification method.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Number	Less than One Year		One Year or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At June 30, 2011:
GSE obligations	6	$29,835	$(158)	$—	$—	$29,835	$(158)
Trust preferred CDOs	2	—	—	732	(786)	732	(786)
Collateralized mortgage obligations	3	1,233	(12)	5,469	(388)	6,702	(400)
GSE mortgage-backed securities	16	53,890	(1,066)	—	—	53,890	(1,066)

Total	27	$84,958	$(1,236)	$6,201	$(1,174)	$91,159	$(2,410)

At December 31, 2010:
GSE obligations	7	$39,599	$(394)	$—	$—	$39,599	$(394)
Trust preferred CDOs	2	—	—	562	(956)	562	(956)
Collateralized mortgage obligations	3	1,912	(12)	7,896	(1,222)	9,808	(1,234)
GSE mortgage-backed securities	15	60,592	(1,822)	—	—	60,592	(1,822)

Total	27	$102,103	$(2,228)	$8,458	$(2,178)	$110,561	$(4,406)

The following table sets forth the maturities of available for sale securities:

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amortized		Amortized		Amortized	Fair	Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Value	Cost	Fair Value
	(In thousands)
At June 30, 2011:
GSE obligations	$16,000	$16,162	$64,979	$64,931	$—	$—	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	732
Collateralized mortgage	—	—	—	—	11,873	12,163	9,478	9,135
GSE mortgage-backed securities	—	—	1,759	1,836	13,800	14,546	228,098	233,190

Total	$16,000	$16,162	$66,738	$66,767	$25,673	$26,709	$239,094	$243,057

At December 31, 2010:
GSE obligations	$—	$—	$70,997	$71,076	$9,995	$9,957	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	562
Collateralized mortgage	—	—	—	—	15,059	15,426	13,827	12,743
GSE mortgage-backed securities	—	—	2,220	2,315	10,396	11,055	233,390	236,891

Total	$—	$—	$73,217	$73,391	$35,450	$36,438	$248,735	$250,196

At June 30, 2011 and December 31, 2010, respectively, $256.1 million and $245.8 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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

CDO A has experienced $99.0 million, or 42.8%, in deferrals/defaults of the security’s underlying collateral to date. The Company has not received its scheduled quarterly interest payment since March 31, 2010 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At June 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $188.5 million, or 32.7%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $12.0 million during the second quarter of 2011. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At June 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
	2011	2010
	(In thousands)

Balance, January 1	$(1,416)	$(384)
Credit losses for which an other-than-temporary impairment was previously recognized	—	(615)

Balance, June 30	$(1,416)	$(999)

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
(6) Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses
At June 30, 2011, there were $18.6 million of nonaccrual loans and leases in the portfolio. There were $1.8 million of loans past due 60 to 89 days at June 30, 2011. At June 30, 2011, the Bank had no commitments to lend additional funds to borrowers whose loans were on nonaccrual. This compares to $16.5 million of nonaccrual loans and $2.4 million of loans past due 60 to 89 days as of December 31, 2010. There were $13.7 million of impaired loans with $1.5 million of specific impairment reserves at June 30, 2011, while included in nonaccrual loans as of December 31, 2010 were impaired loans of $10.8 million with specific reserves of $1.5 million.

The following table sets forth information pertaining to the Company’s recorded investment of loans and leases accounted for on a nonaccrual basis and past due 90 days or more, but still accruing.

	June 30, 2011			December 31, 2010
		90+			90+
		Days,			Days,
		Still			Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate— nonowner occupied	$248	$—	$248	$—	$—	$—
Commercial real estate — owner occupied	5,185	—	5,185	5,272	—	5,272
Commercial and industrial	2,362	—	2,362	2,462	—	2,462
Multifamily	1,568	—	1,568	717	—	717
Small business	817	—	817	1,090	—	1,090
Construction	45	—	45	470	—	470
Leases and other	1,633	80	1,713	581	—	581

Total commercial loans and leases	11,858	80	11,938	10,592	—	10,592
Residential mortgage loans:
One- to four-family adjustable rate	5,134	—	5,134	4,089	—	4,089
One- to four-family fixed rate	588	—	588	956	—	956

Total residential mortgage loans	5,722	—	5,722	5,045	—	5,045
Consumer and other loans:
Home equity — term loans	878	—	878	826	—	826
Home equity — lines of credit	160	—	160	50	—	50

Total consumer and other loans	1,038	—	1,038	876	—	876

Total nonperforming loans and leases	$18,617	$80	$18,697	$16,513	$—	$16,513

The following table sets forth information pertaining to the Company’s recorded investment of past due loans and leases.

	June 30, 2011
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$385	$378	$—	$763
Commercial real estate — owner occupied	454	39	—	493
Commercial and industrial	1,030	500	—	1,530
Multifamily	975	299	—	1,274
Small business	450	333	—	783
Leases and other	288	20	80	388

Total past due commercial loans and leases	3,582	1,569	80	5,231
Residential mortgage loans:
One- to four-family adjustable	62	224	—	286
One- to four family fixed rate	—	—	—	—

Total past due residential mortgage loans	62	224	—	286
Consumer and other loans:
Home equity — term loans	346	54	—	400
Home equity — lines of credit	275	—	—	275
Unsecured and other	16	—	—	16

Total past due consumer and other loans	637	54	—	691

Total past due loans and leases	$4,281	$1,847	$80	$6,208

	December 31, 2010
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due (1)	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$282	$143	$—	$425
Commercial real estate — owner occupied	832	—	—	832
Commercial and industrial	346	204	—	550
Multifamily	299	661	—	960
Small business	812	180	—	992
Leases and other	1,053	711	—	1,764

Total past due commercial loans and leases	3,624	1,899	—	5,523
Residential mortgage loans:
One- to four-family adjustable	2,005	415	—	2,420
One- to four family fixed rate	142	—	—	142

Total past due residential mortgage loans	2,147	415	—	2,562
Consumer and other loans:
Home equity — term loans	398	115	—	513
Home equity — lines of credit	299	—	—	299
Unsecured and other	7	—	—	7

Total past due consumer and other loans	704	115	—	819

Total past due loans and leases	$6,475	$2,429	$—	$8,904

(1)	90+ Days Past Due includes only those loans and leases that are still accruing. All other loans and leases 90 days or more are included as a component of nonaccrual loans and leases.

The Company maintains an allowance for loan and lease losses that management believes is sufficient to absorb probable losses in its loan and lease portfolios. Arriving at an appropriate level of allowance for loan and lease losses requires the creation and maintenance of a risk rating system that accurately classifies all loans and leases by category and further by degree of credit risk. A specified level of allowance is established within each classification and is based upon statistical analysis of loss trends, historical migration and delinquency patterns, anticipated trends in the loan and lease portfolios and industry standards and trends. The levels of allowance within each classification are subject to periodic reviews and, therefore, are subject to change.
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
A reserve percentage is assigned to each risk rating category based on the perceived risk of default and loss in conjunction with the Company’s historical loss experience. At June 30, 2011 and December 31, 2010, the reserve percentages ranged from 0.00% to 1.50% for pass-rated loans and leases. Special mention and substandard loans and leases were assigned reserve percentages of 5.00% and 15.00%, respectively. Macrolease-generated loans and leases and small business loans are excluded from the aforementioned commercial risk rating scale and are reserved at 1.00% and 2.00%, respectively, at June 30, 2011 and December 31, 2010.
Risk classifications for residential mortgage loans are stratified initially by type of loan. At June 30, 2011 and December 31, 2010, current fixed rate loans were reserved at 0.40%, while current adjustable rate mortgage (“ARM”) loans were reserved at 1.00%. Additionally, these loans are classified by delinquency, ranging from one payment delinquent to four or more payments delinquent. The reserve percentages for delinquent residential mortgage loans ranged from 2.00% to 25.00% at June 30, 2011 and December 31, 2010.
Consumer and other loans are also classified by type of loan. At June 30, 2011 and December 31, 2010, home equity term loans in which the Bank has a subordinated interest and home equity lines of credit were reserved at 0.90%. Home equity term loans in which the Bank has a first position interest are reserved for based on delinquency status, ranging from 0.40% for current loans to 25.00% for loans that are over 90 days delinquent at June 30, 2011 and December 31, 2010. Unsecured and other consumer loans are reserved at 7.00% at June 30, 2011 and December 31, 2010. Loans that are fully secured by depository accounts at the Bank are not reserved for.
Nonperforming commercial loans and leases in excess of $100,000 are deemed to be “impaired.” In addition, loans that have been modified as troubled debt restructurings, including residential mortgage and consumer loans regardless of dollar amount, are deemed to be impaired loans. Loans and leases deemed to be impaired are individually reviewed and a specific reserve is established rather than collectively reserved for based on risk rating profile. The reserves for impaired loans and leases are determined by reviewing the present value of expected future cash flows, fair values of the collateral (if collateral-dependent) or observable market prices of the loans and leases.
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
An analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$18,222	$16,625	$18,654	$16,536
Loans and leases charged-off:
Commercial loans and leases	(564)	(405)	(1,851)	(1,568)
Residential mortgage loans	(515)	(490)	(894)	(837)
Consumer and other loans	(58)	(14)	(77)	(116)

Total loans and leases charged-off	(1,137)	(909)	(2,822)	(2,521)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	122	122	243	219
Consumer and other loans	26	8	33	12

Total recoveries of loans and leases previously charged-off	148	130	276	231

Net charge-offs	(989)	(779)	(2,546)	(2,290)
Provision for loan and lease losses charged against income:
Commercial loans and leases	342	968	1,265	1,825
Residential mortgage loans	851	974	777	1,052
Consumer and other loans	(343)	(392)	(67)	273

Total provision for loan and lease losses charged against income	850	1,550	1,975	3,150

Balance at end of period	$18,083	$17,396	$18,083	$17,396

At June 30, 2011 and December 31, 2010, there were no significant purchases or sales of loans and/or leases. In addition, there were no reclassifications of loans and/or leases to held for sale.

The following tables set forth information pertaining to the recorded investment of loans and leases that are collectively and individually evaluated for impairment and the related balance in the allowance for loan and lease losses.

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment
		Allowance		Allowance
		for Loan		for Loan
	Recorded	and Lease	Recorded	and Lease
	Investment	Losses	Investment	Losses
	(In thousands)
At June 30, 2011:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$248	$—	$210,640	$2,823
Commercial real estate — owner occupied	6,710	371	169,349	2,956
Commercial and industrial	2,340	352	157,172	2,284
Multifamily	1,568	142	84,819	1,286
Small business	111	—	60,030	1,201
Construction	—	—	27,071	413
Leases and other	1,274	657	63,675	453

Total commercial loans and leases	12,251	1,522	772,756	11,416
Residential mortgage loans:
One- to four-family adjustable rate	542	7	98,080	1,389
One- to four-family fixed rate	—	—	58,268	256

Total residential mortgage loans	542	7	156,348	1,645
Consumer and other loans:
Home equity — term loans	899	7	122,063	686
Home equity — lines of credit	—	—	83,449	750
Unsecured and other	—	—	1,231	116

Total consumer and other loans	899	7	206,743	1,552
Premium on loans acquired	—	—	547	—
Net deferred loan origination costs	—	—	2,591	—

Total loans and leases	$13,692	$1,536	$1,138,985	$14,613

At December 31, 2010:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$200,809	$2,700
Commercial real estate — owner occupied	5,272	392	174,494	3,462
Commercial and industrial	2,288	287	155,591	2,323
Multifamily	717	108	79,217	1,387
Small business	462	141	62,379	1,318
Construction	470	220	29,879	452
Leases and other	125	108	66,770	472

Total commercial loans and leases	9,334	1,256	769,139	12,114
Residential mortgage loans:
One- to four-family adjustable rate	549	7	105,792	1,313
One- to four-family fixed rate	—	—	57,948	460

Total residential mortgage loans	549	7	163,740	1,773
Consumer and other loans:
Home equity — term loans	906	101	124,208	721
Home equity — lines of credit	—	—	82,778	745
Unsecured and other	—	—	1,511	114

Total consumer and other loans	906	101	208,497	1,580
Premium on loans acquired	—	—	598	—
Net deferred loan origination costs	—	—	2,726	—

Total loans and leases	$10,789	$1,364	$1,144,700	$15,467

The following tables set forth information pertaining to the unpaid principal and the recorded investment for impaired loans and leases both requiring a specific reserve and not requiring a specific reserve.

	June 30, 2011
		Not	Total
	Requiring a	Requiring a	Impaired
	Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:

Commercial real estate — nonowner occupied	$—	$248	$248	$565
Commercial real estate — owner occupied	4,921	1,789	6,710	7,436
Commercial and industrial	2,080	260	2,340	2,340
Multifamily	1,281	287	1,568	1,568
Small business	—	111	111	111
Leases and other	997	277	1,274	1,274

Total impaired commercial loans and leases	9,279	2,972	12,251	13,294
Residential mortgage loans:
One- to four-family adjustable rate	257	285	542	723

Total impaired residential mortgage loans	257	285	542	723
Consumer and other loans:
Home equity — term loans	173	726	899	899

Total impaired consumer and other loans	173	726	899	899

Total impaired loans and leases	$9,709	$3,983	$13,692	$14,916

	December 31, 2010
		Not	Total
	Requiring	Requiring a	Impaired
	a Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$3,483	$1,789	$5,272	$5,998
Commercial and industrial	2,008	280	2,288	3,743
Multifamily	717	—	717	717
Small business	312	150	462	538
Construction	470	—	470	470
Leases and other	125	—	125	125

Total impaired commercial loans and leases	7,115	2,219	9,334	11,591
Residential mortgage loans:
One- to four-family adjustable rate	259	290	549	731

Total impaired residential mortgage loans	259	290	549	731
Consumer and other loans:
Home equity — term loans	745	161	906	906

Total impaired consumer and other loans	745	161	906	906

Total impaired loans and leases	$8,119	$2,670	$10,789	$13,228

The following tables set forth information pertaining to the average recorded investment of impaired loans and leases and total interest income recognized during the periods that the loans and leases were impaired for the years shown. The Company does not recognize interest income on a cash-basis.

	Three Months Ended
	June 30, 2011		June 30, 2010
		Total
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$124	$—	$—	$—
Commercial real estate — owner occupied	5,122	4	4,787	—
Commercial and industrial	2,261	—	908	—
Multifamily	878	32	—	—
Small business	261	7	413	—
Construction	174	—	529	—
Leases and other	711	4	664	14

Total impaired commercial loans and leases	9,531	47	7,301	14
Residential mortgage loans:
One- to four-family adjustable rate	543	24	266	—

Total impaired residential mortgage loans	543	24	266	—
Consumer and other loans:
Home equity — term loans	894	4	623	6
Home equity — lines of credit	—	—	48	1

Total impaired consumer and other loans	894	4	671	7

Total impaired loans and leases	$10,968	$75	$8,238	$21

	Six Months Ended
	June 30, 2011		June 30, 2010
		Total
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)

Commercial loans and leases:
Commercial real estate — nonowner occupied	$62	$—	$533	$—
Commercial real estate — owner occupied	4,947	95	4,765	17
Commercial and industrial	2,263	25	1,358	33
Multifamily	968	32	77	—
Small business	341	8	587	1
Construction	263	—	529	—
Leases and other	418	6	776	16

Total impaired commercial loans and leases	9,262	166	8,625	67
Residential mortgage loans:
One- to four-family adjustable rate	545	24	266	—

Total impaired residential mortgage loans	545	24	266	—
Consumer and other loans:
Home equity — term loans	897	6	400	11
Home equity — lines of credit	—	—	49	1

Total impaired consumer and other loans	897	6	449	12

Total impaired loans and leases	$10,704	$196	$9,340	$79

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

	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial loans and leases (risk rating):
Pass-rated	$747,446	$735,869
Special mention	17,173	19,825
Substandard	20,388	22,779

Total commercial loans and leases	785,007	778,473
Residential mortgage loans (credit score):
Greater than 750	84,962	84,695
725 – 750	13,635	18,930
680 – 724	18,492	19,310
650 – 679	5,292	6,558
620 – 649	7,429	6,278
Less than 620	18,063	19,883
Data not available	9,017	8,635

Total residential mortgage loans	156,890	164,289
Consumer and other loans (credit score):
Greater than 750	152,080	151,710
725 – 750	22,171	21,984
680 – 724	19,290	20,252
650 – 679	4,518	5,605
620 – 649	2,342	2,756
Less than 620	6,330	6,006
Data not available	911	1,090

Total consumer and other loans	207,642	209,403
Premium on loans acquired	547	598
Net deferred loan origination costs	2,591	2,726

Total loans and leases	$1,152,677	$1,155,489

(7) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at June 30, 2011 or December 31, 2010.

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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2011, the Company had ten interest rate swaps with an aggregate notional amount of $34.4 million related to this program. During the three months ended June 30, 2011 and 2010, the Company recognized net losses of $27,000 and net losses of $55,000, respectively, related to changes in the fair value of these swaps.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Asset Derivatives
	June 30,	December 31,
	2011	2010
	(In thousands)
Other Assets
Derivatives not designated as hedging instruments
Interest rate products	$864	$790

Total derivatives not designated as hedging instruments	$864	$790

	Liability Derivatives
	June 30,	December 31,
	2011	2010
	(In thousands)
Other Liabilities
Derivatives not designated as hedging instruments
Interest rate products	$925	$832

Total derivatives not designated as hedging instruments	$925	$832

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended June 30, 2011 and 2010:

Derivatives Not Designated as Hedging	Location of Gain Recognized in Income on	Amount of Gain Recognized in
Instruments	Derivative	Income on Derivative (1)
		Three Months Ended June 30,
		2011	2010
		(In thousands)

Interest Rate Products	Loan related fees	$(27)	$(55)

Total		$(27)	$(55)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the six months ended June 30, 2011 and 2010:

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in
Hedging Instruments	Derivative	Income on Derivative (1)
		Six Months Ended June 30,
		2011	2010
		(In thousands)

Interest Rate Products	Loan related fees	$(19)	$(23)

Total		$(19)	$(23)

(1)	The amount of gain recognized in income represents net fee income and changes related to the fair value of the interest rate products.
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
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2011, the Company has posted collateral of $712,000 in the normal course of business.
The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution. As of June 30, 2011, the Company had no derivative agreements in a net liability position, excluding fair value adjustments for credit risk.
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
Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended June 30, 2011 or 2010.

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$81,093	$—	$81,093	$—

Trust preferred CDOs	732	—	732	—

Collateralized mortgage obligations	21,298	—	21,298	—

GSE mortgage-backed securities	249,572	—	249,572	—

Total available for sale securities	352,695	—	352,695	—

Interest rate swap assets	864	—	864	—

Interest rate swap liabilities	925	—	925	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

GSE obligations	$81,034	$—	$81,034	$—

Trust preferred CDOs	562	—	562	—

Collateralized mortgage obligations	28,168	—	28,168	—

GSE mortgage-backed securities	250,261	—	250,261	—

Total available for sale securities	360,025	—	360,025	—

Interest rate swap assets	790	—	790	—

Interest rate swap liabilities	832	—	832	—
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

Interest rate swaps — The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 7 — Derivatives.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$1,965	$—	$1,965	$—

Other real estate owned	570	—	570	—

Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$7,287	$—	$7,287	$—

Other real estate owned	1,239	—	1,239	—
Impaired loans — Impaired loans and leases were $13.7 million at June 30, 2011 and $10.8 million at December 31, 2010. Impaired loans and leases that are deemed collateral-dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. The valuation allowance for collateral-dependent loans and leases was $285,000 at June 30, 2011 and $1.4 million at December 31, 2010.
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

The book values and estimated fair values for the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$29,444	$29,444	$14,384	$14,384
Overnight investments	1,296	1,296	395	395
Available for sale securities	352,695	352,695	360,025	360,025
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	772,216	784,465	765,446	776,737
Residential mortgage loans	155,565	159,943	162,904	166,744
Consumer and other loans	206,812	200,302	208,485	203,545
Interest rate swaps	864	864	790	790
Accrued interest receivable	4,380	4,380	4,842	4,842

Liabilities:
Deposits:
Demand deposit accounts	$282,068	$282,068	$264,274	$264,274
NOW accounts	66,093	66,093	70,327	70,327
Money market accounts	123,843	123,843	96,285	96,285
Savings accounts	330,054	330,054	341,667	341,667
Certificate of deposit accounts	293,787	294,487	347,613	349,386
Overnight and short-term borrowings	35,955	35,955	40,997	40,997
Wholesale repurchase agreements	20,000	20,000	20,000	20,190
FHLB borrowings	293,277	318,100	260,889	285,819
Subordinated deferrable interest debentures	13,403	16,550	13,403	15,645
Interest rate swaps	925	925	832	832
Accrued interest payable	1,102	1,102	1,616	1,616
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
The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Bank, finding that the Bank was negligent and had breached the line of credit agreement with EMC and that the Bank had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of the business and $500,000 to Mr. Pietrantonio for lost wages and emotional distress. On March 30, 2011, the Court issued a judgment against Bank Rhode Island for $3.2 million comprising the following: (i) $2.4 million, including prejudgment interest of $1.0 million, for breach of contract; (ii) on the negligence claim, $2.4 million, including $1.0 million prejudgment interest, reduced by 15% under Rhode Island’s comparative negligence statute, which award the Court ruled was duplicative of the breach of contract award; (iii) $220,000, including prejudgment interest of $72,000, for lost wages; and (iv) $580,000, including prejudgment interest of $231,000, for intentional infliction of emotional distress. The Company expects insurance to cover a substantial portion of the damages awarded in addition to certain expenses incurred as a result of the litigation process. As of June 30, 2011, the Company has accrued $745,000, the amount not expected to be covered by insurance, in other liabilities in the Company’s consolidated financial statements, related to the judgment. The Company has filed post trial motions challenging the verdict and will appeal any adverse judgment to the Rhode Island Supreme Court.
(10) Transfers and Servicing
The Bank routinely enters into loan and lease participations with third parties. In accordance with U.S. GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s consolidated financial statements. In some cases, the Bank has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Bank typically receives just adequate compensation for its servicing responsibilities. As such, there are no servicing assets or liabilities recorded in the Company’s consolidated financial statements at June 30, 2011 or December 31, 2010.
Through its Macrolease platform, the Bank has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly lower. At June 30, 2011 and December 31, 2010, a liability for the recourse obligation of $42,000 and $61,000, respectively, was included in the Company’s consolidated financial statements.

(11) Merger Agreement with Brookline Bancorp, Inc.
On April 19, 2011, the Company and Brookline Bancorp, Inc. (“Brookline Bancorp”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Brookline Bancorp (the “Merger”), whereupon the separate corporate existence of the Company will cease and its subsidiary, Bank Rhode Island, will become a wholly owned subsidiary of Brookline Bancorp.
The Merger Agreement has been unanimously approved by the board of directors of each of the Company and Brookline Bancorp. Subject to the approval of the Merger by the Company’s shareholders, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger by the end of 2011.
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
For the three and six months ended June 30, 2011, the Company recognized $2.1 million of merger-related expenses included in noninterest expense in the Company’s consolidated statements of operations, which included compensation expense attributable to the accelerated vesting of restricted stock awards of $610,000.

ITEM 2.	Management’s Discussion and Analysis
General
The Company’s principal subsidiary, Bank Rhode Island, is a commercial bank chartered as a financial institution in the State of Rhode Island. On April 19, 2011, the Company and Brookline Bancorp, Inc. entered into a definitive agreement and plan of merger pursuant to which the Company will merge with and into Brookline Bancorp, whereupon the separate corporate existence of the Company will cease and its subsidiary, Bank Rhode Island, will become a wholly owned subsidiary of Brookline Bancorp. See Note 11 — Merger Agreement with Brookline Bancorp, Inc. of the Company’s consolidated financial statements for further details. The Bank pursues a community banking mission and is principally engaged in providing banking products and services to businesses and individuals in Rhode Island and nearby areas of Massachusetts. The Bank offers its customers a wide range of business, commercial real estate, consumer and residential loans and leases, deposit products, nondeposit investment products, cash management, private banking and other banking products and services designed to meet the financial needs of individuals and small- to mid-sized businesses. The Bank also offers both commercial and consumer online banking products and maintains a web site at http://www.bankri.com. The Bank competes with a variety of traditional and nontraditional financial service providers both within and outside of Rhode Island. The Company and Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. The Bank’s deposits are insured by the FDIC, subject to regulatory limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BARI.” The Company’s financial reports can be accessed through its website within 24 hours of filing with the SEC.
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
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on pages 44 and 48. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on pages 43 and 47.

Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 52.
The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 37 to 39.
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
For the three months ended June 30, 2011, approximately 86% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands, except per share data)
Total assets	$1,618,756	$1,606,508	$1,603,759	$1,573,323	$1,613,520
Loans and leases receivable	1,152,677	1,154,448	1,155,489	1,135,227	1,136,524
Available for sale securities	352,695	361,579	360,025	342,080	345,566
Goodwill, net	12,262	12,262	12,262	12,262	12,262
Core deposits (1)	802,058	775,830	772,553	755,105	813,697
Certificates of deposit	293,787	325,831	347,613	360,578	360,323
Borrowings	362,635	342,854	335,289	301,455	294,137
Common shareholders’ equity	133,531	130,192	128,678	130,769	129,127
Book value per common share	28.51	27.77	27.53	27.98	27.63
Tangible book value per common share	25.89	25.15	24.91	25.35	25.00
Tangible common equity ratio (2) (3)	7.55%	7.40%	7.31%	7.59%	7.30%
Core deposits to total deposits(1) (3)	73.2%	70.4%	69.0%	67.7%	69.3%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing common shareholders’ equity less goodwill by total assets less goodwill.

(3)	Non-GAAP performance measure.
Total assets increased by $15.0 million since December 31, 2010. Total loans and leases decreased by $2.8 million during the first six months of 2011, with an increase in commercial loans and leases of $6.4 million, or 0.8%. This increase was offset by decreases in the residential mortgage loan portfolio of $7.5 million, or 4.5%, and consumer and other loans of $1.8 million, or 0.9%. Available for sale securities decreased $7.3 million, or 2.0%, since year-end. The Bank’s core deposits increased by $29.5 million, or 3.8%, since year-end. Within this increase, money market accounts increased by $27.6 million, or 28.6%, and demand deposit accounts increased by $17.8 million, or 6.7%. Certificate of deposit accounts decreased by $53.8 million, or 15.5%, savings accounts decreased by $11.6 million, or 3.4%, and NOW accounts decreased by $4.2 million, or 6.0%, since year-end. Borrowings increased by $27.3 million, or 8.2%, since December 31, 2010. Shareholders’ equity as a percentage of total assets was 8.2% and 8.0% at June 30, 2011 and December 31, 2010, respectively.
The Company’s financial position at June 30, 2011 as compared to June 30, 2010 reflects net growth of $16.2 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $22.3 million, or 2.9%. Consumer loans increased $1.2 million, or 0.6%, from June 30, 2010. The residential mortgage portfolio declined $7.3 million, or 4.5%, from June 30, 2010. Available for sale securities at June 30, 2011 increased by $7.1 million, or 2.1%, from the same period in 2010. Core deposits have decreased $11.6 million, or 1.4%, since June 30, 2010 with decreases in savings accounts of $36.0 million, demand deposits of $8.7 million and NOW accounts of $7.4 million since June 30, 2010. At June 30, 2010, demand deposit accounts included a temporary inflow of approximately $53.0 million attributable to the settlement of litigation to which the Bank was not a party. The decreases in savings accounts, demand deposits and NOW accounts were offset by growth in money market accounts of $40.5 million. Certificate of deposit accounts (“CDs”) declined by $66.5 million. Borrowings have increased by $68.5 million from the same period in 2010.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $370.3 million, or 22.9% of total assets at June 30, 2011, compared to $376.7 million, or 23.5% of total assets at December 31, 2010, representing a decrease of $6.4 million, or 1.7%. Available for sale securities are recorded at fair value. At June 30, 2011, the fair value of available for sale securities was $352.7 million and carried a total of $5.2 million of net unrealized gains at the end of the quarter, compared to $2.6 million at December 31, 2010.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first six months of 2011, the Company purchased $70.1 million of available for sale securities compared to $71.5 million during the same period in 2010. Maturities, calls and principal repayments totaled $75.8 million for the six months ended June 30, 2011 compared to $101.7 million for the same period in 2010. Additionally, in the first six months of 2011, the Company sold $4.2 million of available for sale securities generating gains of $212,000 compared to sales of $12.8 million and gains of $578,000 for the same period in 2010.
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
CDO A has experienced $99.0 million, or 42.8%, in deferrals/defaults of the security’s underlying collateral to date. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At June 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $188.5 million, or 32.7%, in deferrals/defaults of the security’s underlying collateral to date, including an additional $12.0 million during the second quarter of 2011. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At June 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases decreased by $2.8 million since December 31, 2010 and stood at $1.15 billion at June 30, 2011. As a percentage of total assets, loans and leases decreased to 71.2% at June 30, 2011, compared to 72.0% at December 31, 2010. This decrease was centered in residential mortgage loans and was partially offset by increases in commercial loans, where the Company concentrates its origination efforts. Total loans and leases as of June 30, 2011 are comprised of three broad categories: commercial loans and leases that aggregate $786.7 million, or 68.3% of the portfolio; residential mortgages that aggregate $157.4 million, or 13.7% of the portfolio; and consumer and other loans that aggregate $208.6 million, or 18.1% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multifamily real estate, construction and small business loans) increased $6.4 million, or 0.8%, during the six months of 2011.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans increased $1.6 million, or 1.0%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2010, owner-occupied commercial real estate loans decreased by $3.7 million, or 2.1%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multifamily residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2010, CRE loans have increased $13.3 million, or 4.3%.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of less than fifteen years and are not dependent on residual collateral values. At June 30, 2011, $18.9 million of purchased government leases were included in the commercial loan and lease portfolio representing a decrease of $1.0 million, or 5.1%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $40.4 million and $40.8 million were included in the commercial and industrial portfolio at June 30, 2011 and December 31, 2010, respectively. Macrolease-generated equipment leases were $47.3 million and $48.4 million at June 30, 2011 and December 31, 2010, respectively. Since December 31, 2010, total Macrolease-generated equipment loans and leases decreased $1.4 million, or 1.6%, to $87.8 million.

At June 30, 2011, small business loans (business lending relationships of approximately $500,000 or less) were $60.1 million compared to $62.8 million at December 31, 2010. At June 30, 2011 and December 31, 2010, small business loans represented 7.6% and 8.1%, respectively, of the commercial loan and lease portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.
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
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. Historically, the Bank has purchased high credit quality residential mortgage loans from third-party originators and, on a limited basis, originated mortgage loans for its own portfolio. In 2010, the Bank hired three mortgage loan originators and increased its mortgage origination efforts. At June 30, 2011, residential mortgage loans decreased $7.5 million, or 4.5%, to $157.4 million from year-end. During this period, the Bank originated $16.7 million of mortgages for the portfolio. Comparatively, during the first six months of 2010, the Bank originated $1.8 million of mortgages for the portfolio.
Consumer loans — The consumer loan portfolio decreased $1.8 million, or 0.9%, during the first six months of 2011 as repayments of $15.9 million exceeded advances of $14.1 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$210,888	$200,809
Commercial real estate — owner occupied	176,059	179,766
Commercial and industrial	159,512	157,879
Multifamily	86,387	79,934
Small business	60,141	62,841
Construction	27,071	30,349
Leases and other	70,777	73,054

Subtotal	790,835	784,632
Unearned lease income	(5,828)	(6,159)
Net deferred loan origination costs	1,697	1,791

Total commercial loans and leases	786,704	780,264

Residential mortgage loans:
One- to four-family adjustable rate	98,622	106,341
One- to four-family fixed rate	58,268	57,948

Subtotal	156,890	164,289
Premium on loans acquired	547	598
Net deferred loan origination fees	(22)	(10)

Total residential mortgage loans	157,415	164,877

Consumer loans:
Home equity — term loans	122,962	125,114
Home equity — lines of credit	83,449	82,778
Unsecured and other	1,231	1,511

Subtotal	207,642	209,403
Net deferred loan origination costs	916	945

Total consumer loans	208,558	210,348

Total loans and leases receivable	$1,152,677	$1,155,489

Deposits
Total deposits decreased by $24.3 million, or 2.2%, during the first six months of 2011, from $1.12 billion, or 69.8% of total assets at December 31, 2010, to $1.10 billion, or 67.7% of total assets at June 30, 2011.
The following table sets forth certain information regarding deposits:

	June 30, 2011			December 31, 2010
		Percent	Weighted		Percent	Weighted
		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$66,093	6.0%	0.06%	$70,327	6.3%	0.06%
Money market accounts	123,843	11.3%	0.69%	96,285	8.6%	0.68%
Savings accounts	330,054	30.2%	0.31%	341,667	30.5%	0.32%
Certificate of deposit accounts	293,787	26.8%	0.99%	347,613	31.0%	1.34%

Total interest bearing deposits	813,777	74.3%	0.59%	855,892	76.4%	0.75%
Noninterest bearing accounts	282,068	25.7%	0.00%	264,274	23.6%	0.00%

Total deposits	$1,095,845	100.0%	0.44%	$1,120,166	100.0%	0.58%

During the first six months of 2011, competition for deposits remained strong in the Company’s market areas. CDs, savings accounts and NOW accounts declined by $53.8 million, $11.6 million and $4.2 million, respectively, compared to year-end. These decreases were offset by growth in money market accounts of $27.6 million and demand deposit accounts of $17.8 million. At June 30, 2011, brokered CDs were $35.2 million, or 3.2% of total deposits, compared to $30.0 million, or 2.7%, at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.
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
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $34.9 million and $39.3 million at June 30, 2011 and December 31, 2010, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $5.0 million during the first six months of 2011 from the December 31, 2010 level of $41.0 million. FHLB borrowings increased by $32.4 million from the December 31, 2010 amount of $260.9 million. Wholesale repurchase agreements remained constant with the December 31, 2010 balance of $20.0 million.
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
Nonperforming assets — At June 30, 2011, the Company had nonperforming assets of $19.4 million, representing 1.20% of total assets compared to nonperforming assets of $17.6 million, or 1.10% of total assets, at December 31, 2010.
The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$17,322	$15,069
Loans and leases past due 90 days or more, but still accruing	80	—
Restructured loans and leases on a nonaccrual basis	1,295	1,444

Total nonperforming loans and leases	18,697	16,513
Other real estate owned	750	1,130

Total nonperforming assets	$19,447	$17,643

Delinquent loans and leases 60-89 days past due	$1,847	$2,429
Restructured loans and leases not included in nonperforming assets	2,126	485
Nonperforming loans and leases as a percent of total loans and leases	1.62%	1.43%
Nonperforming assets as a percent of total assets	1.20%	1.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.16%	0.21%
Included in nonaccrual loans and leases at June 30, 2011 were $13.7 million of impaired loans and leases with specific impairment reserves against these loans and leases of $1.5 million. At December 31, 2010, there were $10.8 million of impaired loans and leases with specific impairment reserves of $1.4 million.

The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In thousands)
Nonperforming loans and leases:
Commercial real estate	$5,432	$5,272
Commercial and industrial	2,362	2,462
Multifamily	1,568	717
Small business	817	1,090
Construction	45	470
Leases	1,713	581
Residential	5,722	5,045
Consumer	1,038	876

Total nonperforming loans and leases	$18,697	$16,513

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

	June 30, 2011		December 31, 2010
		Allowance		Allowance
		for Loan		for Loan
	Principal	and Lease	Principal	and Lease
	Balance	Losses	Balance	Losses
	(In thousands)

Option ARM mortgages	$889	$11	$1,124	$11
Interest-only residential first mortgages	20,846	948	23,531	235
Junior lien home equity loans	37,914	335	40,919	363
Junior lien home equity lines of credit	59,429	535	60,262	539

Total higher-risk loans	$119,078	$1,829	$125,836	$1,148

At June 30, 2011 and December 31, 2010, the above “higher risk” loans had weighted average credit scores of 738 and 739, respectively.
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

Loans and leases classified as special mention totaled $18.0 million and $20.9 million at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011, the Company had $27.2 million of assets that were classified as substandard. This compares to $28.8 million of assets that were classified as substandard at December 31, 2010. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At June 30, 2011, included in the assets that were classified as substandard were $8.5 million of performing loans. This compares to $12.3 million of adversely classified performing loans as of December 31, 2010. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first six months of 2011, the Company made additions to the allowance for loan and lease losses of $2.0 million and experienced net charge-offs of $2.5 million compared to additions to the allowance for loan and lease losses of $3.2 million and net charge-offs of $2.3 million for the first six months of 2010. The net charge-offs were primarily within the residential mortgage and commercial loan and lease portfolios. At June 30, 2011, the allowance for loan and lease losses stood at $18.0 million and represented 96.72% of nonperforming loans and leases and 1.57% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $18.7 million, representing 112.97% of nonperforming loans and leases and 1.61% of total loans and leases outstanding at December 31, 2010.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$18,654	$16,536
Loans and leases charged-off:
Commercial loans and leases	(1,851)	(1,568)
Residential mortgage loans	(894)	(837)
Consumer and other loans	(77)	(116)

Total loans and leases charged-off	(2,822)	(2,521)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	243	219
Residential mortgage loans	—	—
Consumer and other loans	33	12

Total recoveries of loans and leases previously charged-off	276	231

Net charge-offs	(2,546)	(2,290)
Provision for loan and lease losses charged against income
Commercial loans and leases	1,265	1,825
Residential mortgage loans	777	1,052
Consumer and other loans	(67)	273

Total provision for loan and lease losses charged against income	1,975	3,150

Balance at end of period	$18,083	$17,396

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In thousands)

Loan category
Commercial loans and leases	$12,938	$13,370
Residential mortgage loans	1,652	1,780
Consumer and other loans	1,559	1,681
Unallocated	1,934	1,823

Total	$18,083	$18,654

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.9 million at June 30, 2011 compared to $1.8 million at December 31, 2010. Management believes that the allowance for loan and lease losses as of June 30, 2011 is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three month periods ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands, except per share data)
Income statement data:
Net interest income	$13,999	$13,515	$13,215	$13,478	$13,626
Noninterest income	2,272	2,332	2,673	2,289	2,285
Noninterest expense	12,618	11,269	9,935	10,350	10,430
Net income	1,819	2,307	2,126	2,808	2,681

Per share data:
Diluted earnings per share	$0.38	$0.49	$0.45	$0.60	$0.57
Dividends per common share	$0.19	$0.19	$0.19	$0.17	$0.17

Operating ratios:
Net interest margin (1) (5)	3.69%	3.58%	3.49%	3.61%	3.67%
Return on assets (2) (5)	0.46%	0.59%	0.53%	0.71%	0.68%
Return on equity (3) (5)	5.54%	7.25%	6.46%	8.57%	8.54%
Efficiency ratio (4) (5)	77.55%	71.11%	62.53%	65.64%	65.55%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2011 second quarter net income of $1.8 million decreased by $488,000, or 21.2%, from the prior quarter (three months ended March 31, 2011). Net income was down $862,000, or 32.2%, as compared to the three months ended June 30, 2010. Diluted earnings per common share (“EPS”) were down 22.4% on a linked-quarter basis (as compared to the three months ended March 31, 2011) and decreased 33.3% as compared to the same quarter a year ago.
The second quarter 2011 net interest income increased by $484,000, or 3.6%, as compared to the first quarter of 2011. The increase in the net interest margin of 11 basis points (“bps”), to 3.69%, was primarily due to the decline in the average balance (down $11.7 million) and rate (down 20 bps) of interest-bearing liabilities.
Compared to the second quarter of 2010, net interest income increased by $373,000 and the net interest margin increased by 2 bps. The decrease in cost of funds of 48 bps exceeded the decrease in the yield on interest-earning assets of 39 bps. Additionally, the average balance of interest-earning assets increased $27.2 million, while the average balance of interest-bearing liabilities declined $30.5 million.
The provision for loan and lease losses of $850,000 for the three months ended June 30, 2011 decreased by $275,000 on a linked-quarter basis. In comparison to the second quarter of 2010, the provision for loan and lease losses decreased by $700,000.
Noninterest income for the second quarter of 2011 decreased on a linked-quarter basis by $60,000, with a decrease in loan related fees of $89,000 and other miscellaneous income of $67,000. Additionally, there were no sales of available for sale securities, while the first quarter of 2011 benefited from $212,000 of related gains. These decreases were offset by increases in commissions on nondeposit investment products of $162,000, service charges on deposit accounts of $75,000 and net gains on lease sales and commissions on loans originated for others of $68,000.

In comparison to the 2010 second quarter, noninterest income was down $13,000. The Company recognized credit losses on other-than-temporarily impaired securities of $44,000, which were offset by gains on sales of available for sale securities of $103,000 during the second quarter of 2010, while there were no other-than-temporarily impaired securities or gains on sales of available for sale securities during the same period of 2011. Additionally, service charges on deposit accounts decreased $133,000 and other miscellaneous income decreased $73,000. These decreases were offset by increases in commissions on nondeposit investment products of $208,000 and net gains on lease sales and commissions on loans originated for others of $58,000.
Noninterest expenses increased on a linked-quarter basis by $1.3 million. The increase was largely attributable to $2.1 million of expenses associated with the proposed merger, including $1.4 million of professional services costs, $610,000 of salaries and employee benefits costs attributable to the accelerated vesting of restricted stock awards due to the increase in the market price of the Company’s stock following the announcement of the merger with Brookline Bancorp and $9,000 in other miscellaneous merger-related expenses.
Excluding the aforementioned merger-related expenses, salaries and employee benefits costs increased $111,000 and professional services costs increased $94,000. Offsetting these costs, occupancy costs decreased $61,000, loan workout and other real estate costs decreased $45,000 and FDIC insurance costs decreased $35,000. Additionally, during the first quarter of 2011, the Company recorded $745,000 of expenses in connection with an adverse legal judgment. See Note 9 — Contingent Liabilities of the Company’s consolidated financial statements for further details.
Second quarter 2011 noninterest expenses increased $2.2 million, compared to the second quarter of 2010. In addition to the aforementioned $2.1 million in merger-related costs, salaries and employee benefits costs increased $299,000 and professional services costs increased $163,000, compared to the second quarter a year ago. Offsetting these increases were decreases in loan workout and other real estate owned expenses of $176,000 and other miscellaneous expenses of $87,000.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio, each of which was affected negatively by the merger-related expenses. The efficiency ratio increased to 77.55% from 71.11% compared to the first quarter of 2011, while return on assets declined from 0.59% to 0.46% and return on equity declined from 7.25% to 5.54%. The Company continues to focus on growing revenue while controlling the increase in expenses as part of its effort to improve earnings and build shareholder value.
Results of Operations — Comparison of the Three Months Ended June 30, 2011 and 2010
General
Net income for the three months ended June 30, 2011 decreased $862,000, or 32.2%, to $1.8 million, or $0.38 per diluted common share, from $2.7 million, or $0.57 per diluted common share, for the same period of 2010.
Net Interest Income
Net interest income for the quarter ended June 30, 2011 was up $373,000, or 2.7%, from the $13.6 million earned in the second quarter of 2010. Net interest margin for the second quarter of 2011 of 3.69% increased 2 bps from the net interest margin for the 2010 period of 3.67%. Average earning assets were up $27.2 million, or 1.8%, and average interest-bearing liabilities were down $30.5 million, or 2.5%, from the comparable period a year earlier.

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

	For the three months ended June 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$654	$1	0.14%	$2,009	$—	0.09%
Available for sale securities	350,396	2,977	3.40%	346,907	3,531	4.08%
Stock in the FHLB	16,274	13	0.31%	16,274	—	0.00%
Loans and leases receivable:
Commercial loans and leases	784,284	10,552	5.39%	757,664	10,943	5.79%
Residential mortgage loans	160,332	1,743	4.35%	167,289	1,939	4.64%
Consumer and other loans	209,659	2,210	4.23%	204,235	2,223	4.36%

Total earning assets	1,521,599	17,496	4.61%	1,494,378	18,636	5.00%

Cash and due from banks	15,974			18,798
Allowance for loan and lease losses	(18,469)			(17,034)
Premises and equipment	11,614			12,244
Goodwill, net	12,262			12,262
Accrued interest receivable	3,994			4,252
Bank-owned life insurance	31,686			30,435
Prepaid expenses and other assets	17,368			16,898

Total assets	$1,596,028			$1,572,233

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,824	$9	0.05%	$69,378	$12	0.07%
Money market accounts	120,216	201	0.67%	81,271	165	0.81%
Savings accounts	338,168	264	0.31%	373,225	506	0.54%
Certificate of deposit accounts	313,930	774	0.99%	374,935	1,481	1.58%
Overnight and short-term borrowings	36,138	9	0.10%	37,011	19	0.20%
Wholesale repurchase agreements	19,560	142	2.88%	20,000	143	2.82%
FHLB borrowings	276,173	1,931	2.76%	247,720	2,518	4.02%
Subordinated deferrable interest debentures	13,403	167	4.94%	13,403	166	4.93%

Total interest-bearing liabilities	1,186,412	3,497	1.17%	1,216,943	5,010	1.65%

Noninterest-bearing deposits	260,813			219,136
Other liabilities	17,016			10,168

Total liabilities	1,464,241			1,446,247

Shareholders’ equity:	131,787			125,986

Total liabilities and shareholders’ equity	$1,596,028			$1,572,233

Net interest income		$13,999			$13,626

Net interest rate spread			3.44%			3.35%
Net interest rate margin			3.69%			3.67%

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight Investments	$1	$—	$1
Available for sale securities	(526)	(28)	(554)
Stock in the FHLB	13	—	13
Commercial loans and leases	(769)	378	(391)
Residential mortgage loans	(143)	(53)	(196)
Consumer and other loans	(102)	89	(13)

Total interest income	(1,526)	386	(1,140)

Interest expense:
NOW accounts	(3)	—	(3)
Money market accounts	(32)	68	36
Savings accounts	(199)	(43)	(242)
Certificate of deposit accounts	(494)	(213)	(707)
Overnight and short-term borrowings	(9)	(1)	(10)
Wholesales repurchase agreements	2	(3)	(1)
FHLB borrowings	(849)	262	(587)
Subordinated deferrable interest debentures	1	—	1

Total interest expense	(1,583)	70	(1,513)

Net interest income	$57	$316	$373

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities and dividends on stock in the FHLB) was $3.0 million for the quarter ended June 30, 2011, compared to $3.5 million for the 2010 period. The decrease in total investment income was $540,000, or 15.3%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.5 million for the quarter ended June 30, 2011 and represented a yield on total loans and leases of 5.04%. This compares to $15.1 million of interest and a yield of 5.36% for the second quarter of 2010. Interest income on loans and leases decreased $600,000, or 4.0%, with the decrease in yield on loans and leases of 32 bps offset by the increase in the average balance of loans and leases of $25.1 million, or 2.2%.
The average balance of the various components of the loan and lease portfolio changed from the second quarter of 2010 as follows: commercial loans and leases increased $26.6 million, or 3.5%; consumer and other loans increased $5.4 million, or 2.7%; and residential mortgage loans decreased $7.0 million, or 4.2%. Changes in the average yields from the second quarter of 2010 were as follows: commercial loans and leases decreased 40 bps to 5.39%; consumer and other loans decreased 13 bps to 4.23%; and residential mortgage loans decreased 29 bps to 4.35%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $1.5 million, or 30.2%, to $3.5 million for the three months ended June 30, 2011, down from $5.0 million for the same period during 2010. The overall average cost for interest-bearing liabilities decreased 48 bps to 1.17% for the second quarter of 2011, compared to 1.65% for the same quarter of 2010. The average balance of total interest-bearing liabilities decreased $30.5 million, or 2.5%, to $1.19 billion for the three months ended June 30, 2011 compared to the same period in 2010.
The decline in deposit average balances was attributable to CDs, down $61.0 million, or 16.3%, savings accounts, down $35.1 million, or 9.4%, and NOW accounts, down $554,000, or 0.8%. The decrease was offset by an increase in money market accounts of $38.9 million, or 47.9% (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline).
Average borrowings increased as compared to the second quarter of 2010, with an increase in FHLB funding of $28.5 million, or 11.5%. This increase was offset by a decrease in short-term borrowings of $873,000, or 2.4%, and a decrease in wholesale repurchase agreements of $440,000, or 2.2%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs and FHLB borrowings to lower rates have decreased the cost of interest-bearing liabilities for the six months ended June 30, 2011 compared to the same period in 2010.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $850,000 for the quarter ended June 30, 2011, compared to $1.6 million for the second quarter of 2010. This represents a decrease of $700,000, or 45.2%.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. Growth in the loan and lease portfolio necessitates increases in the provision for loan and lease losses. As the loans and leases mature, or if economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it likely that the level of nonperforming assets would increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under "Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased $13,000, or 0.6%, to $2.3 million for the second quarter of 2011, compared to the same period of 2010. During the second quarter of 2011, there were no credit losses on other-than-temporarily impaired securities or gains on the sale of available for sale securities, while $44,000 and $103,000, respectively, were recognized during the second quarter of 2010. Additionally, service charges on deposit accounts decreased $133,000, or 9.9%, and other miscellaneous income decreased $73,000, or 26.7%, while commissions on nondeposit investment products increased $208,000, or 140.5%, and net gains on lease sales and commissions on loans origination for others increased $58,000, or 966.7%.
Noninterest Expense
Noninterest expense for the second quarter of 2011 increased $2.2 million, or 21.0%, to $12.6 million from $10.4 million in 2010.

The Company recorded $2.1 million of expenses related to the pending merger with Brookline Bancorp. Included in these expenses were $1.4 million of professional services costs, $610,000 of salaries and benefits costs attributable to the accelerated vesting of restricted stock awards due to the increase in the market price of the Company’s stock following the announcement of the merger with Brookline Bancorp and $9,000 in other miscellaneous merger-related expenses. See Note 11 — Merger Agreement with Brookline Bancorp, Inc. of the Company’s consolidated financial statements for further details.
Excluding the merger-related expenses, salaries and employee benefits costs increased $299,000, or 5.2%, and professional services increased $163,000, or 30.4%, compared to the second quarter of 2010. Decreases in loan workout and other real estate owned expenses of $176,000, or 52.2%, and other miscellaneous expenses of $87,000, or 15.1%, offset the increases in noninterest expenses.
Overall, the Company’s efficiency ratio of 77.55% for the second quarter of 2011 increased from the efficiency ratio of 65.55% for the same period in the prior year.
Income Tax Expense
Income tax expense decreased by $266,000, or 21.3%, to $984,000 for the three months ended June 30, 2011 from the same period in 2010. This represented total effective tax rates of 35.1% and 31.8%, respectively. The increase in the effective tax rate is due to the non-deductibility of certain of the Company’s merger-related expenses for tax purposes.
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
Results of Operations — Comparison of the Six Months Ended June 30, 2011 and 2010
General
Net income for the first six months of 2011 decreased $774,000, or 15.8%, to $4.1 million, or $0.87 per diluted common share from $4.9 million, or $1.05 per diluted common share for the first six months of 2010.
Net Interest Income
For the six months ended June 30, 2011, net interest income was $27.5 million, compared to $26.7 million for the 2010 period. The net interest margin for the first six months of 2011 was 3.64%, up from the net interest margin for the 2010 period of 3.59%. The increase in net interest income of $800,000, or 3.0%, resulted from the decline in the cost of funds on interest-bearing liabilities of 42 bps exceeding the decline of the yield on interest-earning assets of 34 bps. Additionally, average earning assets increased by $26.2 million, or 1.8%, and average interest-bearing liabilities decreased by $35.0 million, or 2.9%, compared to the same period a year earlier.

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

	Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$731	$1	0.17%	$2,150	$5	0.50%
Available for sale securities	352,886	5,999	3.40%	359,640	7,310	4.10%
Stock in the FHLB	16,274	25	0.31%	16,274	—	0.00%
Loans receivable:
Commercial loans and leases	781,001	21,208	5.47%	744,825	21,254	5.74%
Residential mortgage loans	161,977	3,442	4.25%	169,834	3,968	4.67%
Consumer and other loans	210,101	4,405	4.23%	204,039	4,451	4.40%

Total earning assets	1,522,970	35,080	4.63%	1,496,762	36,988	4.97%

Cash and due from banks	16,543			16,139
Allowance for loan and lease losses	(18,498)			(17,129)
Premises and equipment	11,705			12,301
Goodwill, net	12,262			12,221
Accrued interest receivable	4,131			4,312
Bank-owned life insurance	31,538			30,277
Prepaid expenses and other assets	16,509			16,232

Total assets	$1,597,160			$1,571,115

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,440	$55	0.16%	$69,025	$27	0.08%
Money market accounts	112,794	373	0.67%	76,356	314	0.83%
Savings accounts	340,753	534	0.32%	371,497	1,037	0.56%
Certificate of deposit accounts	324,524	1,745	1.08%	380,237	3,064	1.62%
Overnight and short-term borrowings	37,916	19	0.10%	38,080	37	0.20%
Wholesale repurchase agreements	19,801	281	2.82%	19,116	282	2.93%
FHLB borrowings	274,722	4,227	3.06%	259,665	5,183	3.97%
Subordinated deferrable interest debentures	13,403	332	4.94%	13,403	330	4.95%

Total interest-bearing liabilities	1,192,353	7,566	1.27%	1,227,379	10,274	1.69%

Noninterest-bearing deposits	258,092			209,489
Other liabilities	16,258			9,652

Total liabilities	1,466,703			1,446,520

Shareholders’ Equity:	130,457			124,595

Total liabilities and shareholders’ equity	$1,597,160			$1,571,115

Net interest income		$27,514			$26,714

Net interest rate spread			3.36%			3.28%
Net interest rate margin			3.64%			3.59%

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

	Six Months Ended June 30,
	2011 vs. 2010
	Increase/(decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$(2)	$(2)	$(4)
Available for sale securities	(1,092)	(219)	(1,311)
Stock in the FHLB	25	—	25
Commercial loans and leases	(1,045)	999	(46)
Residential mortgage loans	(397)	(129)	(526)
Consumer and other loans	(244)	198	(46)

Total interest income	(2,755)	847	(1,908)

Interest expense:
NOW accounts	29	(1)	28
Money market accounts	(70)	129	59
Savings accounts	(424)	(79)	(503)
Certificate of deposit accounts	(917)	(402)	(1,319)
Overnight and short-term borrowings	(17)	(1)	(18)
Wholesale repurchase agreements	(11)	10	(1)
FHLB borrowings	(1,239)	283	(956)
Subordinated deferrable interest debentures	2	—	2

Total interest expense	(2,647)	(61)	(2,708)

Net interest income	$(108)	$908	$800

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities and dividends on stock in the FHLB) was $6.0 million for the six months ended June 30, 2011, compared to $7.3 million for the 2010 period. The decrease in total investment income was $1.3 million, or 17.6%.
Interest Income — Loans and Leases — Interest from loans and leases was $29.1 million for the six months ended June 30, 2011, and represented a yield on total loans and leases of 5.07%. This compares to $29.7 million of interest, and a yield of 5.34%, for the same period a year ago. Interest income decreased $618,000, or 2.1%, with the decrease in yield on loans and leases of 27 bps partially offset by the increase in the average balance of loans and leases of $34.4 million, or 3.1%.
The average balance of the components of the loan and lease portfolio for the six months ended June 30, 2011 changed compared to the same period in 2010 as follows: commercial loans and leases increased $36.2 million, or 4.9%; consumer and other loans increased $6.1 million, or 3.0%; and residential mortgage loans decreased $7.9 million, or 4.6%. Changes in the average yields for the six months ended June 30, 2011 compared to the same period in 2010 were as follows: commercial loans and leases decreased 27 bps to 5.47%; consumer and other loans decreased 17 bps to 4.23%; and residential mortgage loans decreased 42 bps to 4.25%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $2.7 million, or 26.4%, to $7.6 million for the six months ended June 30, 2011, down from $10.3 million for the same period during 2010. The overall average cost for interest-bearing liabilities decreased 42 bps to 1.27% for the first six months of 2011, compared to 1.69% for the first six months of 2010. The average balance of total interest-bearing liabilities decreased $35.0 million, or 2.9%, to $1.19 billion for the first six months of 2011 compared to the same period in 2010.

The decline in deposit average balances was centered in decreases in CDs of $55.7 million, or 14.7%, savings accounts of $30.7 million, or 8.3%, and NOW accounts of $586,000, or 0.8%. The decrease was offset by growth in money market accounts of $36.4 million, or 47.7%.
Average borrowings increased as compared to the second quarter of 2010, with an increase in FHLB funding of $15.1 million, or 5.8%, and wholesale repurchase agreements of $685,000, or 3.6%, offset with a decrease in short-term borrowings of $164,000, or 0.4%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs and FHLB borrowings to lower rates have decreased the cost of interest-bearing liabilities for the six months ended June 30, 2011 compared to the same period in 2010.
Overall, the Company’s liability costs continue to be dependent upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the six months ended June 30, 2011, the provision for loan and lease losses was $2.0 million, down $1.2 million, or 37.3%, from the $3.2 million recorded during the same period in 2010.
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
Noninterest Income
Total noninterest income increased $4,000, or 0.1%, to $4.6 million for the first six months of 2011, compared to the same period in 2010. During the first six months of 2010, the Company recognized credit losses on other-than-temporarily impaired securities of $615,000, while no impairment was recognized during the first six months of 2011. Additionally, increased commissions on nondeposit investment products of $165,000, or 42.9%, were offset by lower gains on the sale of available for sale securities of $366,000, or 63.3%, service charges on deposit accounts of $257,000, or 9.8%, and other miscellaneous income of $176,000, or 27.4%, during the second quarter of 2011.
Noninterest Expense
Noninterest expense for the first six months of 2011 increased $3.0 million, or 14.2%, to $23.9 million from $20.9 million in 2010.
During the six months ended June 30, 2011, the Company recorded $2.1 million of merger-related expenses and $745,000 of expenses in connection with an adverse legal judgment. See Note 11 — Merger Agreement with Brookline Bancorp, Inc. and Note 9 — Contingent Liabilities of the Company’s consolidated financial statements for further details.
Excluding the merger-related and judgment-related expenses, salaries and employee benefits costs increased $390,000, or 3.4%, professional services costs increased $137,000, or 11.7%, and marketing costs increased $90,000, or 14.0%, compared to the first half of 2010. Decreases in loan workout and other real estate owned expenses of $306,000, or 45.5%, and loan servicing expenses of $68,000, or 19.6%, and other miscellaneous expenses of $137,000, or 12.3%, offset the increases in noninterest expenses.

Overall, the Company’s efficiency ratio of 74.37% for the first six months of the year increased from the efficiency ratio of 66.80% for the same period in the prior year.
Income Tax Expense
Income tax expense of $2.1 million was recorded for the six months ended June 30, 2011, compared to $2.3 million for the same period during 2010. This represented total effective tax rates of 34.0% and 32.4%, respectively. The increase in the effective tax rate is due to the non-deductibility of certain of the Company’s merger-related expenses for tax purposes.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At June 30, 2011, overnight investments and available for sale securities amounted to $354.0 million, or 21.9% of total assets. This compares to $360.4 million, or 22.5% of total assets at December 31, 2010. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.
Capital Resources
Total shareholders’ equity of the Company was $133.5 million at June 30, 2011 compared to $128.7 million at December 31, 2010. Net income of $4.1 million, increased net unrealized holding gains on available for sale securities of $1.7 million and net stock option activity (stock option exercises, share repurchases and share-based compensation) of $839,000 were offset by a decrease of common stock dividends of $1.8 million.

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
As of June 30, 2011, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
At June 30, 2011:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$130,896	8.26%	$63,386	4.00%	$79,229	5.00%
Tier I capital (to risk weighted assets)	130,896	11.63%	45,031	4.00%	67,547	6.00%
Total capital (to risk weighted assets)	145,016	12.88%	90,062	8.00%	112,578	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$128,783	8.13%	$63,369	4.00%	$79,211	5.00%
Tier I capital (to risk weighted assets)	128,783	11.44%	45,011	4.00%	67,516	6.00%
Total capital (to risk weighted assets)	142,903	12.70%	90,021	8.00%	112,526	10.00%

At December 31, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$127,711	8.10%	$63,035	4.00%	$78,794	5.00%
Tier I capital (to risk weighted assets)	127,711	11.27%	45,316	4.00%	67,975	6.00%
Total capital (to risk weighted assets)	141,925	12.53%	90,633	8.00%	113,291	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$126,031	8.00%	$63,047	4.00%	$78,809	5.00%
Tier I capital (to risk weighted assets)	126,031	11.13%	45,292	4.00%	67,938	6.00%
Total capital (to risk weighted assets)	140,245	12.39%	90,584	8.00%	113,231	10.00%
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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at June 30, 2011, interest rate shocks down were not performed. As of June 30, 2011, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12- month period beginning July 1, 2011:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 300 bps	$(2,344)	-4.30%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2011, the Company’s one year cumulative gap was a positive $118.8 million, or 7.3% of total assets.
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
The Merger Agreement Limits the Company’s Ability to Pursue Alternatives to the Merger.
The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the Company’s ability to initiate, solicit, induce or knowingly encourage, or take any action to facilitate any inquiries or competing third-party proposals, or participate in any discussions or negotiations or provide any confidential information relating to a proposal to acquire all or a significant part of the Company. In addition, the Company has agreed to pay Brookline Bancorp a termination fee in the amount of $8.9 million in the event that Brookline Bancorp terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. Until the merger agreement is adopted by the Company’s shareholders, the Company can consider and participate in discussions and negotiations with respect to an alternative unsolicited bona fide acquisition proposal (subject to its obligation to pay a termination fee under certain circumstances) so long as the Company’s board of directors determines in good faith (after consultation with its outside legal counsel) that failure to do so would result in a violation of its fiduciary duties to the Company’s shareholders under Rhode Island law and (after consultation with outside legal counsel and a nationally recognized, independent financial advisor) that such alternative acquisition proposal constitutes a superior proposal or would reasonably be likely to result in a superior proposal. The Company shall also keep Brookline Bancorp apprised of developments, discussions and negotiations relating to any such acquisition proposal.
Following Completion of the Merger, Brookline Bancorp Will Face Risks Different from Those Faced by Brookline Bancorp Today, which May Affect the Market Price of the Shares of Brookline Bancorp Common Stock.
Upon completion of the merger, the Company’s separate legal existence will cease, its wholly owned subsidiary, Bank Rhode Island, will become a direct wholly owned subsidiary of Brookline Bancorp, and certain holders of the Company’s common stock will become holders of Brookline Bancorp common stock. Some of Brookline Bancorp’s current businesses and markets differ from those of the Company and, accordingly, the results of operations of Brookline Bancorp after the merger may be affected by factors different from those currently affecting the results of operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the Company’s repurchases of common stock during the quarter ended June 30, 2011:

			Total Number	Maximum
			of Shares	Number of
	Total Number		Purchased as	Shares That
	of Shares	Average	Part of	May yet Be
	Purchased	Price Paid	Announced	Purchased
Period	(a)(b)	per Share	Plan	Under the Plan
4/1/11 through 4/30/11	968	$44.10	—	—
5/1/11 through 5/31/11	10,068	$43.53	—	—
6/1/11 through 6/30/11	—	—	—	—

(a)
In April 2011, the Company’s Chief Executive Officer and Chief Financial Officer and the Bank’s Chief Lending Officer had 968 shares of the Company’s common stock withheld to satisfy the tax withholding obligations arising in connection with the vesting of 2,909 shares of restricted stock. The shares delivered were valued at $44.00 and $44.32 per share for the April 20, 2011 and April 22, 2011 exercises, respectively.

(b)
In May 2011, the Company’s Chief Financial Officer and the Bank’s Chief Lending Officer and Chief Information Officer had 10,068 shares of the Company’s common stock withheld to satisfy tax withholding obligations arising in connection with the vesting of 30,100 shares of restricted stock on May 18, 2011. The shares delivered were valued at $43.53 per share.

Item 3.	Defaults Upon Senior Securities
No defaults upon senior securities have taken place.

Item 5.	Other Information
No information to report.

Item 6.	Exhibits
2.1
Agreement and Plan of Merger by and between Brookline Bancorp, Inc. and Bancorp Rhode Island, Inc., dated as of April 19, 2011 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.1
Release, Consulting and Non-Competition Agreement among Brookline Bancorp, Bancorp Rhode Island, Bank RI and Ms. Sherman, dated as of April 19, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.2
Change of Control Severance Agreement between Bank Rhode Island and Tiffany Sy, dated as of April 19, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.3	2011 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011)

10.4	Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

August 4, 2011 (Date)	/s/ Merrill W. Sherman Merrill W. Sherman
President and Chief Executive Officer

August 4, 2011 (Date)	/s/ Linda H. Simmons Linda H. Simmons
Chief Financial Officer and Treasurer