Form 10-Q/A
period 2011-06-30
BANCORP RHODE ISLAND INC
filed 2011-08-24
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of August 1, 2011:

Common Stock — Par Value $0.01	4,684,705 shares

(class)	(outstanding)

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

BANCORP RHODE ISLAND, INC.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Bancorp Rhode Island, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011, (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and relates notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

2.1	**
Agreement and Plan of Merger by and between Brookline Bancorp, Inc. and Bancorp Rhode Island, Inc., dated as of April 19, 2011 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.1	**
Release, Consulting and Non-Competition Agreement among Brookline Bancorp, Bancorp Rhode Island, Bank RI and Ms. Sherman, dated as of April 19, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.2	**
Change of Control Severance Agreement between Bank Rhode Island and Tiffany Sy, dated as of April 19, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 22, 2011)

10.3	**	2011 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011)

10.4	**	Amended and Restated Non-Employee Director Stock Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011)

31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Bancorp Rhode Island, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

**
These exhibits were previously included or incorporated by reference in Bancorp Rhode Island, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011.

BANCORP RHODE ISLAND, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Rhode Island, Inc.

August 24, 2011	/s/ Merrill W. Sherman
(Date)	Merrill W. Sherman
President and
Chief Executive Officer

August 24, 2011	/s/ Linda H. Simmons
(Date)	Linda H. Simmons
Chief Financial Officer and
Treasurer

4