Form 10-Q
period 2011-09-30
BANCORP RHODE ISLAND INC
filed 2011-11-03
CIK 1109525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of November 1, 2011:

Common Stock — Par Value $0.01	4,687,355 shares

(class)	(outstanding)

BANCORP RHODE ISLAND, INC.
Quarterly Report on Form 10-Q

Description	Page Number

Cover Page	1

Table of Contents	2

Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Condensed Notes to Consolidated Financial Statements	7-31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

Part II — Other Information

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56-57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 5. Other Information	58

Item 6. Exhibits	59

Signature Page	60

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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

BANCORP RHODE ISLAND, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands)
ASSETS:
Cash and due from banks	$29,695	$14,384
Overnight investments	599	395

Total cash and cash equivalents	30,294	14,779
Available for sale securities (amortized cost of $316,991 and $357,402, respectively)	327,060	360,025
Stock in Federal Home Loan Bank of Boston	16,274	16,274
Loans and leases receivable:
Commercial loans and leases	792,114	780,264
Consumer and other loans	204,112	210,348
Residential mortgage loans	151,358	164,877

Total loans and leases receivable	1,147,584	1,155,489
Allowance for loan and lease losses	(18,149)	(18,654)

Net loans and leases receivable	1,129,435	1,136,835
Premises and equipment, net	11,208	11,889
Goodwill, net	12,262	12,262
Accrued interest receivable	4,181	4,842
Investment in bank-owned life insurance	32,193	31,277
Prepaid expenses and other assets	12,309	15,576

Total assets	$1,575,216	$1,603,759

LIABILITIES:
Deposits:
Demand deposit accounts	$284,959	$264,274
NOW accounts	75,915	70,327
Money market accounts	132,305	96,285
Savings accounts	329,796	341,667
Certificate of deposit accounts	298,733	347,613

Total deposits	1,121,708	1,120,166
Overnight and short-term borrowings	38,501	40,997
Wholesale repurchase agreements	10,000	20,000
Federal Home Loan Bank of Boston borrowings	231,870	260,889
Subordinated deferrable interest debentures	13,403	13,403
Other liabilities	21,091	19,626

Total liabilities	1,436,573	1,475,081

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share, authorized 11,000,000 shares:
Issued: 5,083,991 and 5,047,942 shares, respectively	50	50
Additional paid-in capital	75,771	73,866
Treasury stock, at cost: 396,986 and 373,850 shares, respectively	(13,406)	(12,527)
Retained earnings	69,683	65,584
Accumulated other comprehensive income, net	6,545	1,705

Total shareholders’ equity	138,643	128,678

Total liabilities and shareholders’ equity	$1,575,216	$1,603,759

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest and dividend income:
Overnight investments	$—	$1	$1	$6
Mortgage-backed securities	2,508	2,764	7,739	9,034
Investment securities	399	462	1,167	1,502
Federal Home Loan Bank of Boston stock dividends	11	—	36	—
Loans and leases	14,243	14,927	43,298	44,600

Total interest and dividend income	17,161	18,154	52,241	55,142

Interest expense:
Deposits	1,271	1,910	3,978	6,352
Overnight and short-term borrowings	10	16	29	53
Wholesale repurchase agreements	10	139	291	421
Federal Home Loan Bank of Boston borrowings	1,897	2,438	6,124	7,621
Subordinated deferrable interest debentures	166	173	498	503

Total interest expense	3,354	4,676	10,920	14,950

Net interest income	13,807	13,478	41,321	40,192
Provision for loan and lease losses	1,600	1,275	3,575	4,425

Net interest income after provision for loan and lease losses	12,207	12,203	37,746	35,767

Noninterest income:
Total other-than-temporary impairment losses on available for sale securities	—	5	—	54
Non-credit component of other-than-temporary losses recognized in other comprehensive income	—	(422)	—	(1,086)

Credit component of other-than-temporary impairment losses on available for sale securities	—	(417)	—	(1,032)

Service charges on deposit accounts	1,177	1,337	3,532	3,949
Commissions on nondeposit investment products	336	144	886	529
Income from bank-owned life insurance	307	320	916	953
Loan related fees	127	162	478	484
Net gains on lease sales and commissions on loans originated for others	58	44	118	86
Gain on sale of available for sale securities	—	465	212	1,043
Other income	194	234	661	877

Total noninterest income	2,199	2,289	6,803	6,889

Noninterest expense:
Salaries and employee benefits	5,769	5,829	18,358	17,418
Occupancy	815	827	2,568	2,517
Data processing	702	667	2,070	1,975
Professional services	558	549	3,296	1,718
Loan workout and other real estate owned	392	196	759	869
Operating	370	461	1,252	1,390
Equipment	275	266	807	776
Marketing	267	333	998	974
Loan servicing	155	133	434	480
FDIC insurance	72	475	991	1,425
Other expenses	558	614	2,287	1,726

Total noninterest expense	9,933	10,350	33,820	31,268

Income before income taxes	4,473	4,142	10,729	11,388
Income tax expense	1,830	1,334	3,960	3,680

Net income	$2,643	$2,808	$6,769	$7,708

Per share data:
Basic earnings per common share	$0.56	$0.60	$1.44	$1.65
Diluted earnings per common share	$0.55	$0.60	$1.42	$1.65
Cash dividends declared per common share	$0.19	$0.17	$0.57	$0.51
Weighted average common shares outstanding — basic	4,685	4,674	4,685	4,653
Weighted average common shares outstanding — diluted	4,783	4,703	4,757	4,682
See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated
					Other
		Additional			Compre-
	Common	Paid-in	Treasury	Retained	hensive
Nine months ended September 30,	Stock	Capital	Stock	Earnings	Income (Loss)	Total
	(In thousands, expect per share data)
2010
Balance at December 31, 2009	$50	$72,783	$(12,309)	$59,012	$1,125	$120,661
Net income	—	—	—	7,708	—	7,708
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of ($2,181)	—	—	—	—	4,051	4,051
Reclassification adjustment for net gains included in net income net of taxes of $365	—	—	—	—	(678)	(678)
Non-credit portion OTTI, net of taxes of ($380)	—	—	—	—	706	706

Total comprehensive income	—	—	—	—	—	11,787

Exercise of stock options	—	297	—	—	—	297
Macrolease acquisition	—	211	—	—	—	211
Share repurchases	—	—	(218)	—	—	(218)
Share-based compensation	—	410	—	—	—	410
Tax benefit from exercise of stock options	—	(4)	—	—	—	(4)
Dividends on common stock ($0.51 per common share)	—	—	—	(2,375)	—	(2,375)

Balance at September 30, 2010	$50	$73,697	$(12,527)	$64,345	$5,204	$130,769

2011
Balance at December 31, 2010	$50	$73,866	$(12,527)	$65,584	$1,705	$128,678
Net income	—	—	—	6,769	—	6,769
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of taxes of $(2,680)	—	—	—	—	4,978	4,978
Reclassification adjustment for net gains included in net income, net of taxes of $74	—	—	—	—	(138)	(138)

Total comprehensive income	—	—	—	—	—	11,609

Exercise of stock options	—	483	—	—	—	483
Share repurchases	—	—	(879)	—	—	(879)
Share-based compensation	—	1,064	—	—	—	1,064
Tax benefit from exercise of stock options	—	358	—	—	—	358
Dividends on common stock ($0.57 per common share)	—	—	—	(2,670)	—	(2,670)

Balance at September 30, 2011	$50	$75,771	$(13,406)	$69,683	$6,545	$138,643

See accompanying notes to unaudited consolidated financial statements

BANCORP RHODE ISLAND, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$6,769	$7,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(677)	(1,128)
Provision for loan and lease losses	3,575	4,425
Income from bank-owned life insurance	(916)	(953)
Share-based compensation expense	1,064	410
Net gains on lease sales	(9)	(54)
Gain on sale of available for sale securities	(212)	(1,043)
Credit component of other-than-temporary impairment losses on available for sale securities	—	1,032
Gain on sale of other real estate owned	(7)	(57)
Proceeds from sales of leases	510	1,102
Leases originated for sale	(501)	(1,048)
Decrease in accrued interest receivable	661	316
Decrease (increase) in prepaid expenses and other assets	307	(777)
Increase in other liabilities	586	210

Net cash provided by operating activities	11,150	10,143

Cash flows from investing activities:
Available for sale securities:
Purchases	(85,217)	(116,917)
Maturities and principal repayments	121,261	147,301
Proceeds from sales	4,176	12,978
Net decrease (increase) in loans and leases	5,171	(24,959)
Capital expenditures for premises and equipment	(356)	(760)
Proceeds from sale of other real estate owned	1,132	1,866

Net cash provided by investing activities	46,167	19,509

Cash flows from financing activities:
Net increase in deposits	1,542	17,399
Net decrease in overnight and short-term borrowings	(12,496)	(4,143)
Proceeds from long-term borrowings	226,300	42,430
Repayment of long-term borrowings	(255,319)	(87,589)
Exercise of stock options	483	79
Tax benefit (expense) from exercise of stock options	358	(4)
Dividends on common stock	(2,670)	(2,375)

Net cash used in financing activities	(41,802)	(34,203)

Net increase (decrease) in cash and cash equivalents	15,515	(4,551)
Cash and cash equivalents at beginning of period	14,779	20,830

Cash and cash equivalents at end of period	$30,294	$16,279

Supplementary Disclosures:
Cash paid for interest	$11,500	$15,664
Cash paid for income taxes	2,770	3,965
Non-cash investing and financing transactions:
Change in accumulated other comprehensive income, net of taxes	4,840	3,373
Goodwill increase related to Macrolease acquisition	—	23
Treasury stock acquisitions from shares tendered in share-based payment transactions	879	218
Transfer of loans to other real estate owned and non-real estate foreclosed assets	771	1,239
Non-credit component of other-than-temporary impairment, net of taxes	—	(706)
Net sales of available for sale securities not yet settled	—	2,468
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

The following sets forth a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30,	September 30,
	2011	2010
	(In thousands, except per share data)
Basic EPS Computation:
Numerator:
Net income	$2,643	$2,808

Denominator:
Weighted average shares outstanding	4,685	4,674
Basic EPS	$0.56	$0.60

Diluted EPS Computation:
Numerator:
Net income	$2,643	$2,808
Denominator:
Weighted average shares outstanding	4,685	4,674
Dilutive effect of stock options	95	27
Dilutive effect of contingent shares	3	2

Diluted weighted average shares outstanding	4,783	4,703
Diluted EPS	$0.55	$0.60

For the three months ended September 30, 2011 and 2010, weighted average options to purchase 19,500 and 225,650 shares of common stock, respectively, were outstanding but excluded from the computation of diluted EPS because they were anti-dilutive.
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

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU No. 2011-01 deferred the effective date for the troubled debt restructuring (“TDR”) disclosures that are required by ASU No. 2010-20. In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 provides additional guidance clarifying when the restructure of a receivable should be considered a TDR. Specifically, the ASU provides guidance in determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. The TDR disclosures are required upon the adoption of ASU No. 2011-02. Public entities are required to adopt ASU No. 2011-02 for interim and annual periods beginning on or after June 15, 2011 with early adoption permitted. For purposes of TDR disclosures, this ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, any changes in the method used to measure impairment apply prospectively. Beginning in the period ASU No. 2011-02 is adopted, public entities will also be subject to the requirements to disclose the activity-based information about TDRs under ASU No. 2010-20 that was previously deferred. The Company adopted these provisions of the ASU on July 1, 2011. The adoption of these provisions required expansion of the Company’s disclosures surrounding troubled debt restructurings. See Note 6 — Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses.
(4) Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820).” ASU No. 2011-04 amends ASC 820 to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 includes amendments that clarify the intent of the application of existing fair value measurement requirements, expands existing disclosure requirements for fair value measurements and prohibits the application of block discounts for all fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.
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
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (Topic 350).” ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on the Company’s consolidated financial statements.

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
A summary of available for sale securities by major categories follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
At September 30, 2011:
GSE obligations	$65,993	$296	$(27)	$66,262
Trust preferred CDOs (1)	1,518	—	(825)	693
Collateralized mortgage obligations	18,571	262	(443)	18,390
GSE mortgage-backed securities	230,909	10,808	(2)	241,715

Total	$316,991	$11,366	$(1,297)	$327,060

At December 31, 2010:
GSE obligations	$80,992	$436	$(394)	$81,034
Trust preferred CDOs (1)	1,518	—	(956)	562
Collateralized mortgage obligations	28,885	517	(1,234)	28,168
GSE mortgage-backed securities	246,007	6,076	(1,822)	250,261

Total	$357,402	$7,029	$(4,406)	$360,025

(1)	Amortized cost is net of write-downs as a result of other-than-temporary impairment.
The Company sells available for sale securities to capitalize on fluctuations in the market. During the quarter ended September 30, 2011, no available for sale securities were sold, compared to $7.6 million of available for sale securities sold, generating $465,000 of gains during the same quarter of 2010. The cost of securities used in calculating gains on the sale of available for sale securities is determined using the specific identification method.
The following table sets forth certain information regarding temporarily impaired available for sale securities:

	Number	Less than One Year		One Year or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
At September 30, 2011:
GSE obligations	2	$9,973	$(27)	$—	$—	$9,973	$(27)
Trust preferred CDOs	2	—	—	693	(825)	693	(825)
Collateralized mortgage obligations	2	992	(17)	5,013	(426)	6,005	(443)
GSE mortgage-backed securities	7	301	(2)	25	—	326	(2)

Total	13	$11,266	$(46)	$5,731	$(1,251)	$16,997	$(1,297)

At December 31, 2010:
GSE obligations	7	$39,599	$(394)	$—	$—	$39,599	$(394)
Trust preferred CDOs	2	—	—	562	(956)	562	(956)
Collateralized mortgage obligations	3	1,912	(12)	7,896	(1,222)	9,808	(1,234)
GSE mortgage-backed securities	15	60,592	(1,822)	—	—	60,592	(1,822)

Total	27	$102,103	$(2,228)	$8,458	$(2,178)	$110,561	$(4,406)

The following table sets forth the maturities of available for sale securities:

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
At September 30, 2011:
GSE obligations	$16,000	$16,088	$49,993	$50,174	$—	$—	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	693
Collateralized mortgage obligations	—	—	—	—	10,518	10,752	8,053	7,638
GSE mortgage-backed securities	—	—	1,585	1,644	12,837	13,608	216,519	226,463

Total	$16,000	$16,088	$51,578	$51,818	$23,355	$24,360	$226,090	$234,794

At December 31, 2010:
GSE obligations	$—	$—	$70,997	$71,076	$9,995	$9,957	$—	$—
Trust preferred CDOs	—	—	—	—	—	—	1,518	562
Collateralized mortgage obligations	—	—	—	—	15,059	15,426	13,827	12,743
GSE mortgage-backed securities	—	—	2,220	2,315	10,396	11,055	233,390	236,891

Total	$—	$—	$73,217	$73,391	$35,450	$36,438	$248,735	$250,196

At September 30, 2011 and December 31, 2010, respectively, $238.8 million and $245.8 million of available for sale securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future Federal Home Loan Bank of Boston (“FHLB”) borrowings and future Federal Reserve “discount window” borrowings.
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
CDO A has experienced $87.0 million, or 38.1%, in deferrals/defaults of the security’s underlying collateral to date. During the third quarter of 2011, $12.0 million of collateral that was previously in deferral/default status was cured. In addition, the Company received its scheduled quarterly interest payment. Since 2010, the security had been adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At September 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.

CDO B has experienced $188.5 million, or 32.7%, in deferrals/defaults of the security’s underlying collateral to date. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At September 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.
The following table provides a reconciliation of the beginning and ending balances for credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Credit Component of Other-Than-
	Temporary Impairment Losses For Which
	a Portion Was Recognized in Other
	Comprehensive Income
	2011	2010
	(In thousands)
Balance, January 1	$(1,416)	$(384)
Credit losses for which an other-than-temporary impairment was previously recognized	—	(1,032)

Balance, September 30	$(1,416)	$(1,416)

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
(6) Credit Quality of Loans and Leases and Allowance for Loan and Lease Losses
At September 30, 2011, there were $21.1 million of nonaccrual loans and leases in the portfolio. There were $945,000 of loans and leases past due 60 to 89 days at September 30, 2011. At September 30, 2011, the Bank had no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual. This compares to $16.5 million of nonaccrual loans and leases and $2.4 million of loans and leases past due 60 to 89 days as of December 31, 2010. There were $16.2 million of impaired loans and leases with $1.7 million of specific impairment reserves at September 30, 2011, while included in nonaccrual loans and leases as of December 31, 2010 were impaired loans and leases of $10.8 million with specific reserves of $1.5 million.

The following table sets forth information pertaining to the Company’s recorded investment of loans and leases accounted for on a nonaccrual basis and past due 90 days or more, but still accruing.

	September 30, 2011			December 31, 2010
		90+			90+
		Days,			Days,
		Still			Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$866	$139	$1,005	$—	$—	$—
Commercial real estate — owner occupied	5,189	—	5,189	5,272	—	5,272
Commercial and industrial	3,807	—	3,807	2,462	—	2,462
Multifamily	2,664	—	2,664	717	—	717
Small business	1,009	168	1,177	1,090	—	1,090
Construction	—	—	—	470	—	470
Leases and other	693	65	758	581	—	581

Total commercial loans and leases	14,228	372	14,600	10,592	—	10,592
Consumer and other loans:
Home equity — term loans	865	—	865	826	—	826
Home equity — lines of credit	158	—	158	50	—	50

Total consumer and other loans	1,023	—	1,023	876	—	876
Residential mortgage loans:
One- to four-family adjustable rate	5,232	—	5,232	4,089	—	4,089
One- to four-family fixed rate	588	—	588	956	—	956

Total residential mortgage loans	5,820	—	5,820	5,045	—	5,045

Total nonperforming loans and leases	$21,071	$372	$21,443	$16,513	$—	$16,513

The following tables set forth information pertaining to the Company’s recorded investment of past due loans and leases.

	September 30, 2011
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due(1)	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$300	$—	$139	$439
Commercial real estate — owner occupied	4,807	—	—	4,807
Commercial and industrial	473	—	—	473
Multifamily	1,355	401	—	1,756
Small business	464	268	168	900
Leases and other	281	49	65	395

Total past due commercial loans and leases	7,680	718	372	8,770
Consumer and other loans:
Home equity — term loans	289	226	—	515
Home equity — lines of credit	325	—	—	325
Unsecured and other	4	1	—	5

Total past due consumer and other loans	618	227	—	845
Residential mortgage loans:
One- to four-family adjustable	1,240	—	—	1,240
One- to four family fixed rate	22	—	—	22

Total past due residential mortgage loans	1,262	—	—	1,262

Total past due loans and leases	$9,560	$945	$372	$10,877

	December 31, 2010
	30-59	60-89	90+
	Days	Days	Days
	Past	Past	Past
	Due	Due	Due(1)	Total
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$282	$143	$—	$425
Commercial real estate — owner occupied	832	—	—	832
Commercial and industrial	346	204	—	550
Multifamily	299	661	—	960
Small business	812	180	—	992
Leases and other	1,053	711	—	1,764

Total past due commercial loans and leases	3,624	1,899	—	5,523

Consumer and other loans:
Home equity — term loans	398	115	—	513
Home equity — lines of credit	299	—	—	299
Unsecured and other	7	—	—	7

Total past due consumer and other loans	704	115	—	819
Residential mortgage loans:
One- to four-family adjustable	2,005	415	—	2,420
One- to four family fixed rate	142	—	—	142

Total past due residential mortgage loans	2,147	415	—	2,562

Total past due loans and leases	$6,475	$2,429	$—	$8,904

(1)	90+ Days Past Due includes only those loans and leases that are still accruing. All other loans and leases 90 days or more are included as a component of nonaccrual loans and leases.
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
A reserve percentage is assigned to each risk rating category based on the perceived risk of default and loss in conjunction with the Company’s historical loss experience. At September 30, 2011 and December 31, 2010, the reserve percentages ranged from 0.00% to 1.50% for pass-rated loans. Special mention and substandard loans were assigned reserve percentages of 5.00% and 15.00%, respectively. Historically, Macrolease-generated loans and leases and small business loans were excluded from the aforementioned commercial risk rating scale and were reserved at 1.00% and 2.00%, respectively, at December 31, 2010. As of September 30, 2011, the Company further disaggregated its Macrolease and small business portfolio reserve categories. Macrolease-generated loans and leases and small business loans that are pass-rated were reserved at 0.85% and 1.50%, respectively. Watch list loans and leases in the Macrolease and small business portfolios were reserved at 25.00% and 40.00%, respectively.
Consumer and other loans are also classified by type of loan. At September 30, 2011 and December 31, 2010, home equity term loans in which the Bank has a subordinated interest and home equity lines of credit were reserved at 0.90%. Home equity term loans in which the Bank has a first position interest are reserved for based on delinquency status, ranging from 0.40% for current loans to 25.00% for loans that are over 90 days delinquent at September 30, 2011 and December 31, 2010. Unsecured and other consumer loans are reserved at 7.00% at September 30, 2011 and December 31, 2010. The Bank does not reserve for loans that are fully secured by depository accounts at the Bank.
Risk classifications for residential mortgage loans are stratified initially by type of loan. At September 30, 2011 and December 31, 2010, current fixed rate loans were reserved at 0.40%, while current adjustable rate mortgage (“ARM”) loans were reserved at 1.00%. Additionally, these loans are classified by delinquency, ranging from one payment delinquent to four or more payments delinquent. The reserve percentages for delinquent residential mortgage loans ranged from 2.00% to 25.00% at September 30, 2011 and December 31, 2010.
The unallocated portion of the reserve is the most difficult to quantify. It is maintained to protect against the imprecision in estimating and measuring loss when evaluating reserves for individual loans and leases or pools of loans and leases. It is not practical to quantify a specific amount for this portion of the allowance for loan and lease losses. Rather, an acceptable range is sought. Factors that bring a level of uncertainty to probable losses in the Bank’s portfolio include, but are not limited to, economic and interest rate uncertainty, real estate market uncertainty, large relationship exposures and industry concentrations. An unallocated reserve range of 0.08% to 0.20% of loans and leases is supported by these factors.
Nonperforming commercial loans and leases in excess of $100,000 are deemed to be “impaired.” In addition, loans that have been modified as troubled debt restructurings, including consumer and residential mortgage loans regardless of dollar amount, are deemed to be impaired loans. Loans and leases deemed to be impaired are individually reviewed and a specific reserve is established rather than collectively reserved for based on risk rating profile. The reserves for impaired loans and leases are determined by reviewing the present value of expected future cash flows, fair values of the collateral (if collateral-dependent) or observable market prices of the loans and leases.

Modification of a loan is considered to be a troubled debt restructuring if the debtor is experiencing financial difficulties and the Bank grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Bank expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Bank’s determination of whether a loan modification is a troubled debt restructuring considers the individual facts and circumstances surrounding each modification.
The following tables set forth information pertaining to troubled debt restructurings that were modified during the three and nine months ended September 30, 2011. There were no charge-offs to the loans included in the tables during the modification process.

	Three Months Ended September 30,
	2011			2010
			Allowance			Allowance
		Recorded	for Loan and		Recorded	for Loan and
	Number	Investment	Lease	Number	Investment	Lease
	of	(End of	Losses (End	of	(End of	Losses (End
	Loans	Period)	of Period)	Loans	Period)	of Period)
	(In thousands)
Commercial loans:
Commercial real estate — owner occupied (1)	1	$442	$—	—	$—	$—
Commercial and industrial (1)	2	259	183	—	—	—

Total commercial loans	3	701	183	—	—	—
Residential mortgage loans:
One- to four-family adjustable rate (2)	—	—	—	1	291	—

Total residential mortgage loans	—	—	—	1	291	—

Total loans	3	$701	$183	1	$291	$—

	Nine Months Ended September 30,
	2011			2010
			Allowance			Allowance
		Recorded	for Loan and		Recorded	for Loan and
	Number	Investment	Lease	Number	Investment	Lease
	of	(End of	Losses (End	of	(End of	Losses (End
	Loans	Period)	of Period)	Loans	Period)	of Period)
	(In thousands)
Commercial loans:
Commercial real estate — owner occupied (1) (3)	2	$1,957	$41	1	$385	$—
Commercial and industrial (1)	2	259	183	1	95	—

Total commercial loans	4	2,216	224	2	480	—
Residential mortgage loans:
One- to four-family adjustable rate (2)	—	—	—	1	291	—

Total residential mortgage loans	—	—	—	1	291	—

Total loans	4	$2,216	$224	3	$771	$—

(1)	Terms of modification included a temporary interest-only payment period.

(2)	Terms of modification included a reduced interest rate and deferment of past due principal and interest until maturity.

(3)	Terms of modification included consolidation of outstanding loans at a reduced interest rate.

For the three and nine months ended September 30, 2011, there were no troubled debt restructurings modified within the previous 12 months for which there was a payment default (defined as more than 90 days past due) and an outstanding loan balance. For the three and nine months ended September 30, 2010, a home equity line of credit that had been modified as a troubled debt restructuring within the previous 12 months defaulted on its payment schedule. The defaulted troubled debt restructuring had an outstanding balance of $48,000 at September 30, 2010.
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
While management evaluates currently available information in establishing the allowance for loan and lease losses, future additions to the allowance may be necessary if conditions differ substantially from the assumptions used in making evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned and non-real estate foreclosed assets. Such agencies may require the financial institution to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Loans and leases deemed uncollectible are charged against the allowance for loan and lease losses, while recoveries of amounts previously charged-off are added to the allowance for loan and lease losses. Generally, amounts are charged-off once it has been determined that collection of the amounts due under the terms of the loan or lease is unlikely, with consideration given to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions. Additionally, in accordance with certain regulatory guidance, residential mortgage and home equity loans are charged-off after 120 days of cumulative delinquency. Home equity lines of credit are charged-off after 180 days of cumulative delinquency.

An analysis of the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$18,083	$17,396	$18,654	$16,536
Loans and leases charged-off:
Commercial loans and leases	(1,404)	(238)	(3,255)	(1,806)
Consumer and other loans	(9)	(154)	(86)	(270)
Residential mortgage loans	(170)	(95)	(1,064)	(932)

Total loans and leases charged-off	(1,583)	(487)	(4,405)	(3,008)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	9	16	252	235
Consumer and other loans	5	5	38	17
Residential mortgage loans	35	7	35	7

Total recoveries of loans and leases previously charged-off	49	28	325	259

Net charge-offs	(1,534)	(459)	(4,080)	(2,749)
Provision for loan and lease losses charged against income:
Commercial loans and leases	1,576	969	2,841	2,794
Consumer and other loans	(23)	231	(90)	504
Residential mortgage loans	47	75	824	1,127

Total provision for loan and lease losses charged against income	1,600	1,275	3,575	4,425

Balance at end of period	$18,149	$18,212	$18,149	$18,212

At September 30, 2011 and December 31, 2010, there were no significant purchases or sales of loans and/or leases. In addition, there were no reclassifications of loans and/or leases to held for sale.

The following tables set forth information pertaining to the recorded investment of loans and leases that are collectively and individually evaluated for impairment and the related balance in the allowance for loan and lease losses.

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment
		Allowance		Allowance
		for Loan		for Loan
	Recorded	and Lease	Recorded	and Lease
	Investment	Losses	Investment	Losses
	(In thousands)
At September 30, 2011:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$866	$304	$218,281	$2,890
Commercial real estate — owner occupied	6,704	74	164,209	3,085
Commercial and industrial	3,699	1,004	167,084	2,374
Multifamily	2,664	67	87,086	1,122
Small business	404	93	58,762	1,193
Construction	—	—	19,046	296
Leases and other	461	168	61,098	504

Total commercial loans and leases	14,798	1,710	775,566	11,464
Consumer and other loans:
Home equity — term loans	887	7	117,523	660
Home equity — lines of credit	—	—	83,554	751
Unsecured and other	—	—	1,264	121

Total consumer and other loans	887	7	202,341	1,532

Residential mortgage loans:
One- to four-family adjustable rate	538	7	97,360	1,343
One- to four-family fixed rate	—	—	52,985	221

Total residential mortgage loans	538	7	150,345	1,564
Premium on loans acquired	—	—	500	—
Net deferred loan origination costs	—	—	2,609	—

Total loans and leases	$16,223	$1,724	$1,131,361	$14,560

At December 31, 2010:
Commercial loans and leases:
Commercial real estate — nonowner occupied	$—	$—	$200,809	$2,700
Commercial real estate — owner occupied	5,272	392	174,494	3,462
Commercial and industrial	2,288	287	155,591	2,323
Multifamily	717	108	79,217	1,387
Small business	462	141	62,379	1,318
Construction	470	220	29,879	452
Leases and other	125	108	66,770	472

Total commercial loans and leases	9,334	1,256	769,139	12,114
Consumer and other loans:
Home equity — term loans	906	101	124,208	721
Home equity — lines of credit	—	—	82,778	745
Unsecured and other	—	—	1,511	114

Total consumer and other loans	906	101	208,497	1,580

Residential mortgage loans:
One- to four-family adjustable rate	549	7	105,792	1,313
One- to four-family fixed rate	—	—	57,948	460

Total residential mortgage loans	549	7	163,740	1,773
Premium on loans acquired	—	—	598	—
Net deferred loan origination costs	—	—	2,726	—

Total loans and leases	$10,789	$1,364	$1,144,700	$15,467

The following tables set forth information pertaining to the unpaid principal and the recorded investment for impaired loans and leases both requiring a specific reserve and not requiring a specific reserve.

	September 30, 2011
		Not	Total
	Requiring a	Requiring a	Impaired
	Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$647	$219	$866	$1,183
Commercial real estate — owner occupied	4,576	2,128	6,704	6,704
Commercial and industrial	2,998	701	3,699	3,699
Multifamily	2,377	287	2,664	2,664
Small business	294	110	404	404
Leases and other	259	202	461	461

Total impaired commercial loans and leases	11,151	3,647	14,798	15,115
Consumer and other loans:
Home equity — term loans	172	715	887	887

Total impaired consumer and other loans	172	715	887	887
Residential mortgage loans:
One- to four-family adjustable rate	254	284	538	719

Total impaired residential mortgage loans	254	284	538	719

Total impaired loans and leases	$11,577	$4,646	$16,223	$16,721

	December 31, 2010
		Not	Total
	Requiring	Requiring a	Impaired
	a Specific	Specific	Loans and	Unpaid
	Reserve	Reserve	Leases	Principal
	(In thousands)

Commercial loans and leases:
Commercial real estate — owner occupied	$3,483	$1,789	$5,272	$5,998
Commercial and industrial	2,008	280	2,288	3,743
Multifamily	717	—	717	717
Small business	312	150	462	538
Construction	470	—	470	470
Leases and other	125	—	125	125

Total impaired commercial loans and leases	7,115	2,219	9,334	11,591
Consumer and other loans:
Home equity — term loans	745	161	906	906

Total impaired consumer and other loans	745	161	906	906
Residential mortgage loans:
One- to four-family adjustable rate	259	290	549	731

Total impaired residential mortgage loans	259	290	549	731

Total impaired loans and leases	$8,119	$2,670	$10,789	$13,228

The following tables set forth information pertaining to the average recorded investment of impaired loans and leases and total interest income recognized during the periods that the loans and leases were impaired for the years shown. The Company does not recognize interest income on a cash-basis.

	Three Months Ended
	September 30, 2011		September 30, 2010
		Total
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$578	$—	$—	$—
Commercial real estate — owner occupied	6,657	50	5,148	—
Commercial and industrial	2,602	1	802	—
Multifamily	2,190	—	—	—
Small business	257	18	556	2
Construction	—	—	469	—
Leases and other	1,047	2	645	—

Total impaired commercial loans and leases	13,331	71	7,620	2
Consumer and other loans:
Home equity — term loans	893	4	762	4
Home equity — lines of credit	—	—	48	—

Total impaired consumer and other loans	893	4	810	4
Residential mortgage loans:
One- to four-family adjustable rate	540	—	482	7

Total impaired residential mortgage loans	540	—	482	7

Total impaired loans and leases	$14,764	$75	$8,912	$13

	Nine Months Ended
	September 30, 2011		September 30, 2010
		Total
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$234	$—	$356	$—
Commercial real estate — owner occupied	5,517	137	4,892	17
Commercial and industrial	2,376	27	1,172	33
Multifamily	1,375	32	51	—
Small business	313	26	577	3
Construction	175	—	509	—
Leases and other	628	8	733	16

Total impaired commercial loans and leases	10,618	230	8,290	69
Consumer and other loans:
Home equity — term loans	896	10	521	15
Home equity — lines of credit	—	1	48	2

Total impaired consumer and other loans	896	11	569	17
Residential mortgage loans:
One- to four-family adjustable rate	543	24	338	7

Total impaired residential mortgage loans	543	24	338	7

Total impaired loans and leases	$12,057	$265	$9,197	$93

Management believes that the Company’s internal risk rating system for commercial loans and leases and credit scores obtained from credit reporting agencies for consumer and residential mortgage loans are meaningful credit quality indicators. Risk ratings are evaluated and credit scores are obtained at least quarterly. The following table sets forth information pertaining to the recorded investment in loans and leases by credit quality indicator.

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial loans and leases (risk rating):
Pass-rated	$753,141	$735,869
Special mention	15,368	19,825
Substandard	21,855	22,779

Total commercial loans and leases	790,364	778,473
Consumer and other loans (credit score):
Greater than 750	147,381	151,710
725 – 750	21,598	21,984
680 – 724	19,384	20,252
650 – 679	4,605	5,605
620 – 649	3,114	2,756
Less than 620	6,155	6,006
Data not available	991	1,090

Total consumer and other loans	203,228	209,403
Residential mortgage loans (credit score):
Greater than 750	80,159	84,695
725 – 750	16,013	18,930
680 – 724	16,641	19,310
650 – 679	5,242	6,558
620 – 649	7,266	6,278
Less than 620	17,316	19,883
Data not available	8,246	8,635

Total residential mortgage loans	150,883	164,289
Premium on loans acquired	500	598
Net deferred loan origination costs	2,609	2,726

Total loans and leases	$1,147,584	$1,155,489

(7) Derivatives
All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows or other types of forecasted transactions are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income. The Company may use interest rate contracts (swaps, caps and floors) as part of interest rate risk management strategy. Interest rate swap, cap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at September 30, 2011 or December 31, 2010.

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
As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2011, the Company had ten interest rate swaps with an aggregate notional amount of $34.2 million related to this program. During the three months ended September 30, 2011 and 2010, the Company recognized net losses of $37,000 and $12,000, respectively, related to changes in the fair value of these swaps.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Asset Derivatives
	September 30,	December 31,
	2011	2010
	(In thousands)
Other Assets
Derivatives not designated as hedging instruments
Interest rate products	$1,391	$790

Total derivatives not designated as hedging instruments	$1,391	$790

	Liability Derivatives
	September 30,	December 31,
	2011	2010
	(In thousands)
Other Liabilities
Derivatives not designated as hedging instruments
Interest rate products	$1,489	$832

Total derivatives not designated as hedging instruments	$1,489	$832

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended September 30, 2011 and 2010:

		Amount of Loss Recognized in
	Location of Loss	Income on Derivative(1)
Derivatives Not Designated as Hedging	Recognized in Income on	Three Months Ended September 30,
Instruments	Derivative	2011	2010
		(In thousands)

Interest Rate Products	Loan related fees	$(37)	$(12)

Total		$(37)	$(12)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the nine months ended September 30, 2011 and 2010:

		Amount of Loss Recognized in
	Location of Loss	Income on Derivative(1)
Derivatives Not Designated as Hedging	Recognized in Income on	Nine Months Ended September 30,
Instruments	Derivative	2011	2010
		(In thousands)

Interest Rate Products	Loan related fees	$(56)	$(36)

Total		$(56)	$(36)

(1)	The amount of loss recognized in income represents changes related to the fair value of the interest rate products.
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
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2011, the Company has posted collateral of $968,000 in the normal course of business.
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
Transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy are recognized based on the valuation method used at the end of each reporting period. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended September 30, 2011 or 2010.
The following tables show a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant
	Unobservable Inputs
(In thousands)	2011	2010
	Non-real estate foreclosed assets

Balance, January 1	$—	$—
Foreclosure of non-real estate assets	201	—

Balance, September 30	$201	$—

The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
GSE obligations	$66,262	$—	$66,262	$—
Trust preferred CDOs	693	—	693	—
Collateralized mortgage obligations	18,390	—	18,390	—
GSE mortgage-backed securities	241,715	—	241,715	—

Total available for sale securities	327,060	—	327,060	—
Interest rate swap assets	1,391	—	1,391	—
Interest rate swap liabilities	1,489	—	1,489	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
GSE obligations	$81,034	$—	$81,034	$—
Trust preferred CDOs	562	—	562	—
Collateralized mortgage obligations	28,168	—	28,168	—
GSE mortgage-backed securities	250,261	—	250,261	—

Total available for sale securities	360,025	—	360,025	—
Interest rate swap assets	790	—	790	—
Interest rate swap liabilities	832	—	832	—
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
The following tables summarize the financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral-dependent loans and leases	$2,297	$—	$2,297	$—
Other real estate owned	570	—	570	—
Non-real estate foreclosed assets	201	—	—	201

Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Collateral-dependent loans and leases	$7,287	$—	$7,287	$—
Other real estate owned	1,239	—	1,239	—
Impaired loans — Impaired loans and leases were $16.2 million at September 30, 2011 and $10.8 million at December 31, 2010. Impaired loans and leases that are deemed collateral-dependent are valued based upon the fair value of the underlying collateral. The inputs used in the appraisal of the collateral are observable and, therefore, categorized as Level 2. The valuation allowance for collateral-dependent loans and leases was $860,000 at September 30, 2011 and $1.4 million at December 31, 2010.
Other real estate owned — Fair value estimates of other real estate owned (“OREO”) are based on independent appraisals or brokers’ opinions of the value of the property or similar properties less estimated costs to sell at the date the loan is charged-off and the property is transferred into OREO. A valuation allowance is maintained for declines in fair value and estimated selling costs. The inputs used to estimate the fair values are observable, and therefore, categorized as Level 2.
Non-real estate foreclosed assets — Non-real estate foreclosed assets represent equipment obtained in foreclosure of the collateral of Macrolease-generated loans and leases. Fair value estimates of non-real estate foreclosed assets are based on in-house knowledge of the value of the property less estimated costs to sell at the date the loan is charged-off and the property is transferred into non-real estate foreclosed assets. A valuation allowance is maintained for declines in fair value and estimated selling costs. The inputs used to estimate the fair values are unobservable, and therefore, categorized as Level 3.

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
Loans and leases receivable — Fair value estimates are based on loans and leases with similar financial characteristics. Loans and leases have been segregated by homogenous groups into commercial, consumer and other and residential mortgage loans. Fair values are estimated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.
Stock in the Federal Home Loan Bank of Boston — The fair value of stock in the FHLB approximates the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB.
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
Financial instruments with off-balance sheet risk — Since the Bank’s commitments to originate or purchase loans and leases, and for unused lines and outstanding letters of credit, are primarily at market interest rates, there is no significant fair value adjustment.

The book values and estimated fair values for the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$29,695	$29,695	$14,384	$14,384
Overnight investments	599	599	395	395
Available for sale securities	327,060	327,060	360,025	360,025
Stock in the FHLB	16,274	16,274	16,274	16,274
Loans and leases receivable, net of allowance for loan and lease losses:
Commercial loans and leases	777,433	794,579	765,446	776,737
Consumer and other loans	202,396	200,232	208,485	203,545
Residential mortgage loans	149,506	153,060	162,904	166,744
Interest rate swaps	1,391	1,391	790	790
Accrued interest receivable	4,181	4,181	4,842	4,842

Liabilities:
Deposits:
Demand deposit accounts	$284,959	$284,959	$264,274	$264,274
NOW accounts	75,915	75,915	70,327	70,327
Money market accounts	132,305	132,305	96,285	96,285
Savings accounts	329,796	329,796	341,667	341,667
Certificate of deposit accounts	298,733	299,785	347,613	349,386
Overnight and short-term borrowings	38,501	38,501	40,997	40,997
Wholesale repurchase agreements	10,000	10,000	20,000	20,190
FHLB borrowings	231,870	256,405	260,889	285,819
Subordinated deferrable interest debentures	13,403	14,749	13,403	15,645
Interest rate swaps	1,489	1,489	832	832
Accrued interest payable	1,036	1,036	1,616	1,616

(9)	Contingent Liabilities
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
In June 2010, the DOR performed an audit of tax years 2007 and 2008, challenging the Bank’s position of the tax treatment of BRI Investment Corp. under the same assertion. The Bank received a Notice of Assessment from the DOR in November 2010. The total estimated tax assessment, accrued interest and penalties for all years is $710,000. As a result of 2008 amendments to tax law, the Company filed the 2009 Massachusetts income tax return and will continue to file future Massachusetts income tax returns on a combined reporting basis. There are no further tax years available for audit under the statute of limitations. Management believes it more likely than not that the Bank will prevail in its tax position, and therefore has not recorded a contingent liability for this matter.

On June 5, 2008, Empire Merchandising Corp. (“EMC”) and Joseph Pietrantonio (collectively, the “Plaintiffs”) filed a complaint in the Providence County Superior Court against the Bank and EMC’s outside accountants, Bernard Labush and Stevan H. Labush, alleging damages arising out of an embezzlement scheme perpetrated by EMC’s bookkeeper beginning around January 2004 and continuing until September 2005. EMC had checking and payroll accounts and a $250,000 line of credit with the Bank. Mr. Pietrantonio personally guaranteed EMC’s repayment obligations under the line of credit, which was secured by a first security interest in all of EMC’s assets. The Plaintiffs alleged that the Bank made unauthorized advances to EMC under the line of credit via online requests by the bookkeeper, failed to take reasonable and necessary measures to ensure authorized access to EMC’s accounts and failed to notify Mr. Pietrantonio of unusual overdraft activity in the EMC accounts, all of which facilitated the embezzlement scheme and ultimately led to the final collapse of EMC in January 2007. In addition, EMC alleges that the Bank should have forgiven the line of credit indebtedness and released its lien on EMC’s assets and that the Bank’s failure to do so prevented EMC from obtaining additional financing and contributed to the demise of EMC’s business. The Plaintiffs asserted the following causes of action against the Bank: breach of contract, breach of implied covenant of good faith and fair dealing, negligence, infliction of emotional distress, unjust enrichment and interference with advantageous relationship. The Bank denied any liability and asserted a counterclaim seeking repayment of indebtedness due under the line of credit and the personal guaranty of Mr. Pietrantonio.
The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Bank, finding that the Bank was negligent and had breached the line of credit agreement with EMC and that the Bank had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of the business and $500,000 to Mr. Pietrantonio for lost wages and emotional distress. On March 30, 2011, the Court issued a judgment against Bank Rhode Island for $3.2 million comprising the following: (i) $2.4 million, including prejudgment interest of $1.0 million, for breach of contract; (ii) on the negligence claim, $2.4 million, including $1.0 million prejudgment interest, reduced by 15% under Rhode Island’s comparative negligence statute, which award the Court ruled was duplicative of the breach of contract award; (iii) $220,000, including prejudgment interest of $72,000, for lost wages; and (iv) $580,000, including prejudgment interest of $231,000, for intentional infliction of emotional distress. The Bank filed post trial motions for judgment as a matter of law and for a new trial. On September 15, 2011, the Court granted the Bank’s motion for judgment as a matter of law with respect to Mr. Pietrantonio’s claim for lost wages, but denied the Bank’s motion for judgment as a matter of law as to all other claims and denied the Bank’s motion for a new trial in its entirety. On October 17, 2011, the Court vacated its prior judgment and entered a revised judgment for $3.1 million comprising the following: (i) $2.5 million, including prejudgment interest of $1.1 million, for breach of contract; (ii) on the negligence claim, $2.5 million, including $1.1 million prejudgment interest, reduced by 15% under Rhode Island’s comparative negligence statute, which award the Court ruled was duplicative of the breach of contract award referenced in (i) above; and (iii) $601,000, including prejudgment interest of $253,000, for intentional infliction of emotional distress. The Company expects insurance to cover a substantial portion of the damages awarded in addition to certain expenses incurred as a result of the litigation process. As of September 30, 2011, the Company has accrued $745,000, the amount not expected to be covered by insurance, in other liabilities in the Company’s consolidated financial statements, related to the judgment. The Company has filed a notice of appeal to the Rhode Island Supreme Court and has moved in the Superior Court to stay enforcement of the judgment pending that appeal upon the posting of adequate security.
(10) Transfers and Servicing
The Bank routinely enters into loan and lease participations with third parties. In accordance with U.S. GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s consolidated financial statements. In some cases, the Bank has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Bank typically receives just and adequate compensation for its servicing responsibilities. As such, there are no servicing assets or liabilities recorded in the Company’s consolidated financial statements at September 30, 2011 or December 31, 2010.
Through its Macrolease platform, the Bank has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0%. At September 30, 2011 and December 31, 2010, a liability for the recourse obligation of $35,000 and $61,000, respectively, was included in the Company’s consolidated financial statements.

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
The Company’s stock options, restricted stock, restricted stock units and performance share awards will become fully vested upon completion of the Merger. Stock options will be cancelled and the holder will receive, for each share subject to an option, cash equal to the difference between the exercise price for the option and $48.25, net of all applicable withholding taxes. Each restricted stock unit will be cancelled and the holder will receive $48.25 per unit. Each performance share award will be cancelled and the holder will receive $48.25 in cash for each performance share earned in accordance with the terms governing such award based on performance calculated through the last day of the calendar quarter ending immediately prior to consummation of the Merger, net of all applicable withholding taxes; provided that, for purposes of determining whether such performance shares have been earned, that the Company’s earnings per share will be calculated without deduction for the expense attributable to the acceleration of vesting of restricted stock awards and any transaction related expenses.
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
The Merger Agreement has been unanimously approved by the board of directors of each of the Company and Brookline Bancorp. On September 8, 2011, shareholders of the Company approved the Merger, with more than 99% of the votes cast in favor of the Merger. The parties anticipate completing the Merger by the end of 2011, subject to regulatory approvals and other customary closing conditions.
For the three months and nine months ended September 30, 2011, the Company recognized $266,000 and $2.3 million, respectively, of merger-related expenses included in noninterest expense in the Company’s consolidated statements of operations, which included compensation expense attributable to the accelerated vesting of restricted stock awards of $610,000.

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
The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets is funded by various noninterest-bearing sources (primarily noninterest-bearing deposits and shareholders’ equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on pages 47 and 51. Information as to the components of interest income and interest expense and average rates is provided under “Average Balances, Yields and Costs” on pages 46 and 50.

Because the Company’s assets are not identical in duration and in repricing dates to its liabilities, the spread between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest rate risk.” How to measure interest rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest Rate Risk” on page 55.
The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. All of these reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 40 to 42.
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
The deposit market in Rhode Island is highly concentrated. The State’s three largest banks have an aggregate market share of approximately 90% (based upon June 2011 FDIC statistics, excluding one bank that draws its deposits primarily from the internet) in Providence and Kent Counties, the Bank’s primary marketplace. Competition for loans and deposits remains intense. This competition has resulted in considerable advertising and promotional product offerings by competitors, including print, radio and television media, as well as, web-based advertising and promotions.
The Company also seeks to leverage business opportunities presented by its customer base, franchise footprint and resources. In 2005, the Bank completed the acquisition of an equipment leasing company located in Long Island, New York (“Macrolease”) and formed a private banking division. Historically, the Bank has used the Macrolease platform to generate additional income by originating equipment loans and leases for third parties and to grow the loan and lease portfolio. Due to the lack of purchasers in the market during recent years, the amount of Macrolease-generated loans and leases held by the Bank has grown substantially. Currently, the Bank aims to maintain the portfolio of Macrolease-generated loans and leases, at a level not to exceed $100.0 million. Additionally, the Bank continues to seek generation of additional income by originating equipment loans and leases for third parties as opportunities arise.
For the three months ended September 30, 2011, approximately 86% of the Company’s revenues (defined as net interest income plus noninterest income) were derived from its net interest income. In a continuing effort to diversify its sources of revenue, the Company has sought to expand its sources of noninterest income (primarily fees and charges for products and services the Bank offers). Service charges on deposit accounts remain the largest component of noninterest income. The future operating results of the Company will depend upon the ability to maintain its net interest margin, while minimizing its exposure to credit risk, along with increasing sources of noninterest income, while controlling the growth of noninterest or operating expenses.

Financial Condition — Executive Summary
Selected balance sheet data is presented in the table below as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
	(Dollars in thousands, except per share data)

Total assets	$1,575,216	$1,618,756	$1,606,508	$1,603,759	$1,573,323
Loans and leases receivable	1,147,584	1,152,677	1,154,448	1,155,489	1,135,227
Available for sale securities	327,060	352,695	361,579	360,025	342,080
Goodwill, net	12,262	12,262	12,262	12,262	12,262
Core deposits (1)	822,975	802,058	775,830	772,553	755,105
Certificates of deposit	298,733	293,787	325,831	347,613	360,578
Borrowings	293,774	362,635	342,854	335,289	301,455
Common shareholders’ equity	138,643	133,531	130,192	128,678	130,769
Book value per common share	29.58	28.51	27.77	27.53	27.98
Tangible book value per common share	26.96	25.89	25.15	24.91	25.35
Tangible common equity ratio (2) (3)	8.09%	7.55%	7.40%	7.31%	7.59%
Core deposits to total deposits(1) (3)	73.4%	73.2%	70.4%	69.0%	67.7%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)	Calculated by dividing common shareholders’ equity less goodwill by total assets less goodwill.

(3)	Non-GAAP performance measure.
Total assets decreased by $28.5 million since December 31, 2010. Total loans and leases decreased by $7.9 million during the first nine months of 2011, with an increase in commercial loans and leases of $11.9 million, or 1.5%. This increase was offset by decreases in the residential mortgage loan portfolio of $13.5 million, or 8.2%, and consumer and other loans of $6.2 million, or 3.0%. Available for sale securities decreased $33.0 million, or 9.2%, since year-end. The Bank’s core deposits increased by $50.4 million, or 6.5%, since year-end. Within this increase, money market accounts increased by $36.0 million, or 37.4%, demand deposit accounts increased by $20.7 million, or 7.8%, and NOW accounts increased by $5.6 million, or 7.9%. Certificate of deposit accounts (“CDs”) decreased by $48.9 million, or 14.1%, and savings accounts decreased by $11.9 million, or 3.5%, since year-end. Borrowings decreased by $41.5 million, or 12.4%, since December 31, 2010. Shareholders’ equity as a percentage of total assets was 8.8% and 8.0% at September 30, 2011 and December 31, 2010, respectively.
The Company’s financial position at September 30, 2011 as compared to September 30, 2010 reflects net growth of $12.4 million in total loans and leases. This increase reflects the continuing conversion of the balance sheet to a more commercial profile with increases in commercial loans and leases of $20.4 million or 2.6%. Consumer loans increased $1.7 million, or 0.9%, from September 30, 2010. The residential mortgage portfolio declined $9.7 million, or 6.1%, from September 30, 2010. Available for sale securities at September 30, 2011 decreased by $15.0 million, or 4.4%, from the same period in 2010. Core deposits have increased $67.9 million, or 9.0%, since September 30, 2010 with increases in money market accounts of $50.2 million, demand deposit accounts of $42.3 million and NOW accounts of $9.7 million since September 30, 2010. The increases in money market accounts, demand deposits and NOW accounts were offset by decreases in CDs of $61.8 million and savings accounts of $34.4 million. Borrowings have decreased by $7.7 million from the same period in 2010.

Financial Condition — Detailed Analysis
Investments
Total investments consist of available for sale securities, stock in the FHLB and overnight investments. Total investments comprised $343.9 million, or 21.8% of total assets at September 30, 2011, compared to $376.7 million, or 23.5% of total assets at December 31, 2010, representing a decrease of $32.8 million, or 8.7%. Available for sale securities are recorded at fair value. At September 30, 2011, the fair value of available for sale securities was $327.1 million and carried a total of $10.1 million of net unrealized gains at the end of the quarter, compared to $2.6 million at December 31, 2010.
The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first nine months of 2011, the Company purchased $85.2 million of available for sale securities compared to $116.9 million during the same period in 2010. Maturities, calls and principal repayments totaled $121.3 million for the nine months ended September 30, 2011 compared to $147.3 million for the same period in 2010. Additionally, in the first nine months of 2011, the Company sold $4.2 million of available for sale securities generating gains of $212,000 compared to sales of $20.2 million and gains of $1.0 million for the same period in 2010.
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
CDO A has experienced $87.0 million, or 38.1%, in deferrals/defaults of the security’s underlying collateral to date. During the third quarter of 2011, $12.0 million of collateral that was previously in deferral/default status was cured. In addition, the Company received its scheduled quarterly interest payment. Since 2010, the security had been adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At September 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $484,000.
CDO B has experienced $188.5 million, or 32.7%, in deferrals/defaults of the security’s underlying collateral to date. The Company has not received its scheduled quarterly interest payments since June 30, 2009 because the security is adding interest to the principal rather than paying out. Projected credit loss severity assumptions were utilized in estimated future cash flow scenarios and it was determined that management expects to recover the security’s amortized cost. At September 30, 2011, credit related other-than-temporary impairment losses on this security since its purchase totaled $932,000.

The decline in fair value of the remaining available for sale securities in an unrealized loss position is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2011. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Loans and Leases
Total loans and leases decreased by $7.9 million since December 31, 2010 and stood at $1.15 billion at September 30, 2011. This decrease was centered in residential mortgage loans and was partially offset by increases in commercial loans, where the Company concentrates its origination efforts. As a percentage of total assets, loans and leases increased to 72.9% at September 30, 2011, compared to 72.0% at December 31, 2010. Total loans and leases as of September 30, 2011 are comprised of three broad categories: commercial loans and leases that aggregate $792.1 million, or 69.0% of the portfolio; consumer and other loans that aggregate $204.1 million, or 17.8% of the portfolio; and residential mortgages that aggregate $151.4 million, or 13.2% of the portfolio.
Commercial loans and leases — The commercial loan and lease portfolio (consisting of commercial real estate, commercial and industrial, equipment leases, multifamily real estate, construction and small business loans) increased $11.9 million, or 1.5%, during the first nine months of 2011.
The Bank’s business lending group originates business loans, also referred to as commercial and industrial loans. In addition, Macrolease-generated equipment loans are included in the commercial and industrial loan portfolio. Total commercial and industrial loans increased $12.9 million, or 8.2%, since year-end.
The Bank’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2010, owner-occupied commercial real estate loans decreased by $8.9 million, or 4.9%.
The Bank’s commercial real estate (“CRE”) group originates nonowner-occupied commercial real estate, multifamily residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2010, CRE loans have increased $16.9 million, or 5.4%.
The Bank purchases equipment leases from originators outside of the Bank. The U.S. Government or its agencies are the principal lessees on these purchased leases. These “government” leases generally have maturities of less than fifteen years and are not dependent on residual collateral values. At September 30, 2011, $18.0 million of purchased government leases were included in the commercial loan and lease portfolio representing a decrease of $1.9 million, or 9.7%, since year-end.
With the Macrolease platform, the Bank originates and purchases equipment loans and leases for its own portfolio, as well as originates loans and leases for third parties as a source of noninterest income. Macrolease-generated equipment loans of $43.4 million and $40.8 million were included in the commercial and industrial portfolio at September 30, 2011 and December 31, 2010, respectively. Macrolease-generated equipment leases were $44.9 million and $48.4 million at September 30, 2011 and December 31, 2010, respectively. Since December 31, 2010, total Macrolease-generated equipment loans and leases decreased $886,000, or 1.0%, to $88.3 million.

At September 30, 2011, small business loans (business lending relationships of approximately $500,000 or less) were $59.2 million compared to $62.8 million at December 31, 2010. At September 30, 2011 and December 31, 2010, small business loans represented 7.5% and 8.1%, respectively, of the commercial loan and lease portfolio. These loans reflect those originated by the Bank’s business development group, as well as throughout the Bank’s branch system. The Bank utilizes credit scoring and streamlined documentation, as well as traditional review standards, in originating these credits.
The Bank is a participant in the U.S. Small Business Administration (“SBA”) Lender Program in both Rhode Island and Massachusetts. The Bank was named the No. 1 SBA lender in Rhode Island for the third consecutive year as of the SBA’s September 30, 2011 fiscal year end. SBA guaranteed loans exist throughout the portfolios managed by the Bank’s various lending groups.
The Company believes it is well positioned for continued commercial growth. The Bank places particular emphasis on the generation of small- to medium-sized commercial relationships (those with $10.0 million or less in total loan commitments).
Consumer loans — The consumer loan portfolio decreased $6.2 million, or 3.0%, during the first nine months of 2011 as repayments of $23.0 million exceeded advances of $16.8 million. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.
Residential mortgage loans — Since inception, the Bank has concentrated its portfolio lending efforts on commercial and consumer lending opportunities. Historically, the Bank has purchased high credit quality residential mortgage loans from third-party originators and, on a limited basis, originated mortgage loans for its own portfolio. In 2010, the Bank hired three mortgage loan originators and increased its mortgage origination efforts. At September 30, 2011, residential mortgage loans decreased $13.5 million, or 8.2%, to $151.4 million from year-end. During this period, the Bank originated $20.2 million of mortgages for the portfolio. Comparatively, during the first nine months of 2010, the Bank originated $8.9 million of mortgages for the portfolio.

The following is a summary of loans and leases receivable:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial loans and leases:
Commercial real estate — nonowner occupied	$219,147	$200,809
Commercial real estate — owner occupied	170,913	179,766
Commercial and industrial	170,783	157,879
Multifamily	89,750	79,934
Small business	59,166	62,841
Construction	19,046	30,349
Leases and other	66,753	73,054

Subtotal	795,558	784,632
Unearned lease income	(5,194)	(6,159)
Net deferred loan origination costs	1,750	1,791

Total commercial loans and leases	792,114	780,264
Consumer loans:
Home equity — term loans	118,410	125,114
Home equity — lines of credit	83,554	82,778
Unsecured and other	1,264	1,511

Subtotal	203,228	209,403
Net deferred loan origination costs	884	945

Total consumer loans	204,112	210,348
Residential mortgage loans:
One- to four-family adjustable rate	97,898	106,341
One- to four-family fixed rate	52,985	57,948

Subtotal	150,883	164,289
Premium on loans acquired	500	598
Net deferred loan origination fees	(25)	(10)

Total residential mortgage loans	151,358	164,877

Total loans and leases receivable	$1,147,584	$1,155,489

Deposits
Total deposits increased by $1.5 million, or 0.1%, during the first nine months of 2011, from $1.12 billion, or 69.8% of total assets at December 31, 2010, to $1.12 billion, or 71.2% of total assets at September 30, 2011.
The following table sets forth certain information regarding deposits:

	September 30, 2011			December 31, 2010
		Percent	Weighted		Percent	Weighted
		of	Average		of	Average
	Amount	Total	Rate	Amount	Total	Rate
	(In thousands)

NOW accounts	$75,915	6.8%	0.07%	$70,327	6.3%	0.06%
Money market accounts	132,305	11.8%	0.69%	96,285	8.6%	0.68%
Savings accounts	329,796	29.4%	0.34%	341,667	30.5%	0.32%
Certificate of deposit accounts	298,733	26.6%	0.99%	347,613	31.0%	1.34%

Total interest bearing deposits	836,749	74.6%	0.60%	855,892	76.4%	0.75%
Noninterest bearing accounts	284,959	25.4%	0.00%	264,274	23.6%	0.00%

Total deposits	$1,121,708	100.0%	0.45%	$1,120,166	100.0%	0.58%

During the first nine months of 2011, competition for deposits remained strong in the Company’s market areas. CDs and savings accounts declined by $48.9 million and $11.9 million, respectively, compared to year-end. These decreases were offset by growth in money market accounts of $36.0 million, demand deposit accounts of $20.7 million, and NOW accounts of $5.6 million. At September 30, 2011, brokered CDs were $25.0 million, or 2.2% of total deposits, compared to $30.0 million, or 2.7%, at year-end. The Bank may continue to utilize brokered CDs if rates are attractive compared to wholesale funding.

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
The Bank routinely enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings. Repurchase agreements with Bank customers totaled $37.5 million and $39.3 million at September 30, 2011 and December 31, 2010, respectively. The Bank also borrows funds through the use of wholesale repurchase agreements with correspondent banks. Overnight and short-term borrowings decreased $2.5 million during the first nine months of 2011 from the December 31, 2010 level of $41.0 million. FHLB borrowings decreased by $29.0 million from the December 31, 2010 balance of $260.9 million. Wholesale repurchase agreements decreased $10.0 million during the first nine months of 2011 from the December 31, 2010 balance of $20.0 million.
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
Nonperforming assets — At September 30, 2011, the Company had nonperforming assets of $22.1 million, representing 1.40% of total assets compared to nonperforming assets of $17.6 million, or 1.10% of total assets, at December 31, 2010.
The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)

Loans and leases accounted for on a nonaccrual basis	$19,541	$15,069
Loans and leases past due 90 days or more, but still accruing	373	—
Restructured loans and leases on a nonaccrual basis	1,529	1,444

Total nonperforming loans and leases	21,443	16,513
Other real estate owned	464	1,130
Non-real estate foreclosed assets	201	—

Total nonperforming assets	$22,108	$17,643

Delinquent loans and leases 60-89 days past due	$945	$2,429
Restructured loans and leases not included in nonperforming assets	2,112	485
Nonperforming loans and leases as a percent of total loans and leases	1.87%	1.43%
Nonperforming assets as a percent of total assets	1.40%	1.10%
Delinquent loans and leases 60-89 days past due as a percent of total loans and leases	0.08%	0.21%
Included in nonaccrual loans and leases at September 30, 2011 were $16.2 million of impaired loans and leases with specific impairment reserves against these loans and leases of $1.7 million. At December 31, 2010, there were $10.8 million of impaired loans and leases with specific impairment reserves of $1.5 million.

The following table provides further detailed information regarding the types of nonperforming loans and leases as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)
Nonperforming loans and leases:
Commercial real estate	$6,195	$5,272
Commercial and industrial	3,807	2,462
Multifamily	2,664	717
Small business	1,176	1,090
Construction	—	470
Leases	758	581
Consumer	1,023	876
Residential	5,820	5,045

Total nonperforming loans and leases	$21,443	$16,513

The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company’s loan portfolio. If economic conditions were to worsen or if the marketplace experiences prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
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

	September 30, 2011		December 31, 2010
		Allowance		Allowance
		for Loan		for Loan
	Principal	and Lease	Principal	and Lease
	Balance	Losses	Balance	Losses
	(In thousands)

Interest-only residential first mortgages	$20,335	$928	$23,531	$235
Junior lien home equity loans	35,685	314	40,919	363
Junior lien home equity lines of credit	58,656	528	60,262	539
Option ARM mortgages	883	9	1,124	11

Total higher-risk loans	$115,559	$1,779	$125,836	$1,148

At September 30, 2011 and December 31, 2010, the above “higher risk” loans had weighted average credit scores of 736 and 739, respectively.
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

Loans and leases classified as special mention totaled $16.0 million and $20.9 million at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011, the Company had $28.9 million of assets that were classified as substandard. This compares to $28.8 million of assets that were classified as substandard at December 31, 2010. The Company had no assets that were classified as loss or doubtful at either date. Performing loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At September 30, 2011, included in the assets that were classified as substandard were $7.5 million of performing loans. This compares to $12.3 million of adversely classified performing loans as of December 31, 2010. These amounts constitute assets that, in the opinion of management, could potentially migrate to nonperforming or doubtful status. If economic conditions were to worsen or if the marketplace continues to experience economic stress, management believes it is likely that the level of adversely classified assets would increase. This in turn may necessitate further increases to the provision for loan losses in future periods.
Allowance for Loan and Lease Losses
During the first nine months of 2011, the Company made additions to the allowance for loan and lease losses of $3.6 million and experienced net charge-offs of $4.1 million compared to additions to the allowance for loan and lease losses of $4.4 million and net charge-offs of $2.7 million for the first nine months of 2010. The net charge-offs were primarily within the commercial loan and lease and residential mortgage portfolios. At September 30, 2011, the allowance for loan and lease losses stood at $18.1 million and represented 84.64% of nonperforming loans and leases and 1.58% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $18.7 million, representing 112.97% of nonperforming loans and leases and 1.61% of total loans and leases outstanding at December 31, 2010.
An analysis of the activity in the allowance for loan and lease losses is as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$18,654	$16,536
Loans and leases charged-off:
Commercial loans and leases	(3,255)	(1,806)
Consumer and other loans	(86)	(270)
Residential mortgage loans	(1,064)	(932)

Total loans and leases charged-off	(4,405)	(3,008)
Recoveries of loans and leases previously charged-off:
Commercial loans and leases	252	235
Consumer and other loans	38	17
Residential mortgage loans	35	7

Total recoveries of loans and leases previously charged-off	325	259

Net charge-offs	(4,080)	(2,749)
Provision for loan and lease losses charged against income
Commercial loans and leases	2,841	2,794
Consumer and other loans	(90)	504
Residential mortgage loans	824	1,127

Total provision for loan and lease losses charged against income	3,575	4,425

Balance at end of period	$18,149	$18,212

The following table represents the allocation of the allowance for loan and lease losses as of the dates indicated:

	September 30,	December 31,
	2011	2010
	(In thousands)

Loan category
Commercial loans and leases	$13,174	$13,370
Consumer and other loans	1,539	1,681
Residential mortgage loans	1,571	1,780
Unallocated	1,865	1,823

Total	$18,149	$18,654

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $1.9 million at September 30, 2011 compared to $1.8 million at December 31, 2010. Management believes that the allowance for loan and lease losses as of September 30, 2011 is appropriate.
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

Results of Operations — Executive Overview
Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the three month periods ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
	(Dollars in thousands, except per share data)
Income statement data:

Net interest income	$13,807	$13,999	$13,515	$13,215	$13,478
Noninterest income	2,199	2,272	2,332	2,673	2,289
Noninterest expense	9,933	12,618	11,269	9,935	10,350
Net income	2,643	1,819	2,307	2,126	2,808

Per share data:
Diluted earnings per share	$0.55	$0.38	$0.49	$0.45	$0.60
Dividends per common share	$0.19	$0.19	$0.19	$0.19	$0.17

Operating ratios:
Net interest margin (1) (5)	3.66%	3.69%	3.58%	3.49%	3.61%
Return on assets (2) (5)	0.66%	0.46%	0.59%	0.53%	0.71%
Return on equity (3) (5)	7.71%	5.54%	7.25%	6.46%	8.57%
Efficiency ratio (4) (5)	62.06%	77.55%	71.11%	62.53%	65.64%

(1)	Calculated by dividing annualized net interest income by average interest-earning assets.

(2)	Calculated by dividing annualized net income by average total assets.

(3)	Calculated by dividing annualized net income applicable to common shares by average common shareholders’ equity.

(4)	Calculated by dividing noninterest expense by net interest income plus noninterest income.

(5)	Non-GAAP performance measure.
The Company’s 2011 third quarter net income of $2.6 million increased by $824,000, or 45.3%, from the prior quarter (three months ended June 30, 2011). Net income was down $165,000, or 5.9%, as compared to the three months ended September 30, 2010. Diluted earnings per common share (“EPS”) were up 44.7% on a linked-quarter basis (as compared to the three months ended June 30, 2011) and decreased 8.3% as compared to the same quarter a year ago.
The third quarter 2011 net interest income decreased by $192,000, or 1.4%, and the net interest margin declined by 3 basis points (“bps”) as compared to the second quarter of 2011. The decline in the yield on interest-earning assets of 8 bps exceeded the decline in the rate of interest-bearing liabilities of 2 bps. The average balance of interest-earning assets decreased by $14.4 million while the average balance of interest-bearing liabilities decreased by $33.9 million.
Compared to the third quarter of 2010, net interest income increased by $329,000 and the net interest margin increased by 5 bps. The decrease in cost of funds of 42 bps exceeded the decrease in the yield on interest-earning assets of 30 bps. Additionally, the average balance of interest-earning assets increased $12.2 million, while the average balance of interest-bearing liabilities declined $30.9 million.
The provision for loan and lease losses of $1.6 million for the three months ended September 30, 2011 increased by $750,000 on a linked-quarter basis. In comparison to the third quarter of 2010, the provision for loan and lease losses increased by $325,000.
Noninterest income for the third quarter of 2011 decreased on a linked-quarter basis by $73,000, with a decrease in service charges on deposit accounts of $38,000 and commissions on nondeposit investment products of $20,000.

Noninterest income was down $90,000 as compared to the third quarter of 2010. During 2010, the Company recognized credit losses on other-than-temporarily impaired securities of $417,000, which were offset by gains on sales of available for sale securities of $465,000. There were no credit losses on other-than-temporarily impaired securities or sale of available for sale securities during the third quarter of 2011. Additionally, service charges on deposit accounts decreased $160,000, loan related fees decreased $35,000 and other miscellaneous income decreased $40,000. These decreases were offset by increases in commissions on nondeposit investment products of $192,000 and net gains on lease sales and commissions on loans originated for others of $14,000.
Noninterest expenses decreased on a linked-quarter basis by $2.7 million. The decrease was largely attributable to lower merger-related expenses which totaled $266,000 in the third quarter of 2011 as compared to $2.1 million in the second quarter of 2011. During the third quarter of 2011, merger-related professional service costs and other miscellaneous expenses declined by $1.2 million and $9,000, respectively. Additionally, during the second quarter of 2011, the Company recognized costs totaling $610,000 attributable to the accelerated vesting of restricted stock awards due to the increase in the market price of the Company’s stock following the announcement of the merger with Brookline Bancorp.
Excluding the aforementioned merger-related expenses, FDIC insurance costs decreased $370,000, professional services costs decreased $321,000, salaries and employee benefits costs decreased $276,000, marketing costs decreased $111,000 and operating expenses decreased $58,000. Increased loan workout and other real estate costs of $231,000 offset these decreases.
Third quarter 2011 noninterest expenses decreased $417,000, compared to the third quarter of 2010. FDIC insurance costs decreased $403,000, operating costs decreased $91,000, marketing costs decreased $66,000 and salaries and employee benefits costs decreased $60,000, compared to the third quarter a year ago. Offsetting these decreases were increases in loan workout and other real estate owned expenses of $196,000.
The Company’s key operating ratios are return on assets, return on equity and the efficiency ratio. For the third quarter of 2011, the return on assets, return on equity and efficiency ratio metrics all improved on a linked-quarter basis. Compared to the same quarter of 2010, the efficiency ratio improved, while the return on assets decreased to 0.66% from 0.71% and the return on equity decreased to 7.71% from 8.57%.
Results of Operations — Comparison of the Three Months Ended September 30, 2011 and 2010
General
Net income for the three months ended September 30, 2011 decreased $165,000, or 5.9%, to $2.6 million, or $0.55 per diluted common share, from $2.8 million, or $0.60 per diluted common share, for the same period of 2010.
Net Interest Income
Net interest income for the quarter ended September 30, 2011 was up $329,000, or 2.4%, from the $13.5 million earned in the third quarter of 2010. Net interest margin for the third quarter of 2011 of 3.66% increased 5 bps from the net interest margin for the 2010 period of 3.61%. The decrease in the rate on interest-bearing liabilities of 42 bps exceeded the decrease in the yield on interest-earning assets of 30 bps. Average earning assets were up $12.2 million, or 0.8%, and average interest-bearing liabilities were down $30.9 million, or 2.6%, from the comparable period a year earlier.

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

	For the three months ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$834	$—	0.42%	$5,220	$1	0.08%
Available for sale securities	340,587	2,907	3.41%	344,872	3,226	3.74%
Stock in the FHLB	16,274	11	0.27%	16,274	—	0.00%
Loans and leases receivable:
Commercial loans and leases	788,877	10,522	5.30%	760,236	10,788	5.64%
Consumer and other loans	206,315	2,168	4.17%	205,978	2,265	4.36%
Residential mortgage loans	154,352	1,553	4.02%	162,473	1,874	4.61%

Total earning assets	1,507,239	17,161	4.53%	1,495,053	18,154	4.83%

Cash and due from banks	17,632			15,617
Allowance for loan and lease losses	(18,150)			(17,683)
Premises and equipment	11,371			12,136
Goodwill, net	12,262			12,262
Accrued interest receivable	4,048			4,346
Bank-owned life insurance	31,992			30,761
Prepaid expenses and other assets	15,684			16,535

Total assets	$1,582,078			$1,569,027

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$67,085	$11	0.06%	$71,493	$10	0.06%
Money market accounts	130,253	226	0.69%	81,539	138	0.68%
Savings accounts	330,208	273	0.33%	366,125	395	0.43%
Certificate of deposit accounts	305,751	761	0.99%	364,245	1,367	1.49%
Overnight and short-term borrowings	37,292	10	0.10%	39,675	16	0.16%
Wholesale repurchase agreements	12,717	10	0.32%	13,804	139	3.94%
FHLB borrowings	255,761	1,897	2.90%	233,124	2,438	4.09%
Subordinated deferrable interest debentures	13,403	166	4.90%	13,403	173	5.08%

Total interest-bearing liabilities	1,152,470	3,354	1.15%	1,183,408	4,676	1.57%

Noninterest-bearing deposits	277,591			242,389
Other liabilities	16,051			13,223

Total liabilities	1,446,112			1,439,020

Shareholders’ equity:	135,966			130,007

Total liabilities and shareholders’ equity	$1,582,078			$1,569,027

Net interest income		$13,807			$13,478

Net interest rate spread			3.38%			3.26%
Net interest rate margin			3.66%			3.61%

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase/(Decrease) Due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight Investments	$1	$(2)	$(1)
Available for sale securities	(224)	(95)	(319)
Stock in the FHLB	11	—	11
Commercial loans and leases	(624)	358	(266)
Consumer and other loans	(114)	17	(97)
Residential mortgage loans	(263)	(58)	(321)

Total interest income	(1,213)	220	(993)

Interest expense:
NOW accounts	1	—	1
Money market accounts	3	85	88
Savings accounts	(85)	(37)	(122)
Certificate of deposit accounts	(411)	(195)	(606)
Overnight and short-term borrowings	(5)	(1)	(6)
Wholesales repurchase agreements	(118)	(11)	(129)
FHLB borrowings	(757)	216	(541)
Subordinated deferrable interest debentures	(7)	—	(7)

Total interest expense	(1,379)	57	(1,322)

Net interest income	$166	$163	$329

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities and dividends on stock in the FHLB) was $2.9 million for the quarter ended September 30, 2011, compared to $3.2 million for the 2010 period. The decrease in total investment income was $309,000, or 9.6%.
With respect to duration and repricing of the Company’s available for sale investment portfolio, the majority of the Company’s investments are comprised of government-sponsored enterprise (“GSE”) obligations and private-labeled and GSE mortgage-backed securities with repricing periods or expected durations of less than five years.
Interest Income — Loans and Leases — Interest from loans and leases was $14.2 million for the quarter ended September 30, 2011 and represented a yield on total loans and leases of 4.93%. This compares to $14.9 million of interest and a yield of 5.26% for the third quarter of 2010. Interest income on loans and leases decreased $684,000, or 4.6%, with the decrease in yield on loans and leases of 33 bps offset by the increase in the average balance of loans and leases of $20.9 million, or 1.8%.
The average balance of the various components of the loan and lease portfolio changed from the third quarter of 2010 as follows: commercial loans and leases increased $28.6 million, or 3.8%; consumer and other loans increased $337,000, or 0.2%; and residential mortgage loans decreased $8.1 million, or 5.0%. Changes in the average yields from the third quarter of 2010 were as follows: commercial loans and leases decreased 34 bps to 5.30%; consumer and other loans decreased 19 bps to 4.17%; and residential mortgage loans decreased 59 bps to 4.02%.

Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $1.3 million, or 28.3%, to $3.4 million for the three months ended September 30, 2011, down from $4.7 million for the same period during 2010. The overall average cost for interest-bearing liabilities decreased 42 bps to 1.15% for the third quarter of 2011, compared to 1.57% for the same quarter of 2010. The average balance of total interest-bearing liabilities decreased $30.9 million, or 2.6%, to $1.15 billion for the three months ended September 30, 2011 compared to the same period in 2010.
The decline in deposit average balances was attributable to CDs, down $58.5 million, or 16.1%, savings accounts, down $35.9 million, or 9.8%, and NOW accounts, down $4.4 million, or 6.2%. The decrease was offset by an increase in money market accounts of $48.7 million, or 59.7% (primarily due to new retail products available and the Bank’s strategy to allow short-term CDs with higher costs to decline).
Average borrowings increased as compared to the third quarter of 2010, with an increase in FHLB funding of $22.6 million, or 9.7%. This increase was offset by a decrease in short-term borrowings of $2.4 million, or 6.0%, and a decrease in wholesale repurchase agreements of $1.1 million, or 7.9%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of CDs and FHLB borrowings to lower rates have decreased the cost of interest-bearing liabilities for the three months ended September 30, 2011 compared to the same period in 2010.
Overall, the Company’s liability costs continue to depend upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $1.6 million for the quarter ended September 30, 2011, compared to $1.3 million for the third quarter of 2010. This represents an increase of $325,000, or 25.5%.
Management evaluates several factors including new loan originations, actual and estimated charge-offs, risk characteristics of the loan and lease portfolio and general economic conditions when determining the provision for loan and lease losses. Growth in the loan and lease portfolio necessitates increases in the provision for loan and lease losses. As the loans and leases mature, or if economic conditions were to worsen or if the marketplace continues to experience economic stress, management believes it likely that the level of nonperforming assets would increase, which may in turn lead to increases to the provision for loan and lease losses. Also see discussion under “Allowance for Loan and Lease Losses.”
Noninterest Income
Total noninterest income decreased $90,000, or 3.9%, to $2.2 million for the third quarter of 2011, compared to the same period of 2010. During the third quarter of 2011, there were no credit losses on other-than-temporarily impaired securities or gains on the sale of available for sale securities, while $417,000 and $465,000, respectively, were recognized during the third quarter of 2010. Additionally, service charges on deposit accounts decreased $160,000, or 12.0%, loan related fees decreased $35,000, or 21.6%, and other miscellaneous income decreased $40,000, or 17.1%. Increases in commissions on nondeposit investment products of $192,000, or 133.3%, and net gains on lease sales and commissions on loans origination for others of $14,000, or 31.8%, offset these decreases.
Noninterest Expense
Noninterest expense for the third quarter of 2011 decreased $417,000, or 4.0%, to $9.9 million from $10.4 million in 2010.
The Company recorded $266,000 of professional services costs related to the pending merger with Brookline Bancorp during the third quarter of 2011. See Note 11 — Merger Agreement with Brookline Bancorp, Inc. of the Company’s consolidated financial statements for further details.

Excluding merger-related expenses, professional services costs decreased $170,000, or 31.0%, operating costs decreased $91,000, or 19.7%, marketing costs decreased $66,000, or 19.8%, salaries and employee benefits costs decreased $60,000, or 1.0%, and other miscellaneous expenses decreased $143,000, or 23.3%, compared to the third quarter of 2010. Increases in loan workout and other real estate owned expenses of $196,000, or 100.0%, and data processing costs of $35,000, or 5.2%, offset the decreases in noninterest expenses.
Effective April 1, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The rule implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act and required that the base on which deposit insurance assessments be changed to one based on assets from one based on domestic deposits. As a result of the change in assessment method, the Bank’s FDIC insurance costs decreased $403,000, or 84.8%, compared to the third quarter of 2010.
Overall, the Company’s efficiency ratio of 62.06% for the third quarter of 2011 improved from the efficiency ratio of 65.64% for the same period in the prior year.
Income Tax Expense
Income tax expense increased by $496,000, or 37.2%, to $1.8 million for the three months ended September 30, 2011 from the same period in 2010. This represented total effective tax rates of 40.9% and 32.2%, respectively. The increase in the effective tax rate is due to the non-deductibility of certain of the Company’s merger-related expenses for tax purposes.
Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, historically has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rate.
As discussed in Note 9 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase in the period of determination if it does not.
Results of Operations — Comparison of the Nine Months Ended September 30, 2011 and 2010
General
Net income for the first nine months of 2011 decreased $939,000, or 12.2%, to $6.8 million, or $1.42 per diluted common share, from $7.7 million, or $1.65 per diluted common share for the first nine months of 2010.
Net Interest Income
For the nine months ended September 30, 2011, net interest income was $41.3 million, compared to $40.2 million for the 2010 period. The net interest margin for the first nine months of 2011 was 3.65%, up from the net interest margin for the 2010 period of 3.59%. The increase in net interest income of $1.1 million, or 2.8%, resulted from the decline in the cost of funds on interest-bearing liabilities of 43 bps exceeding the decline of the yield on interest-earning assets of 32 bps. Additionally, average earning assets increased by $20.9 million, or 1.4%, and average interest-bearing liabilities decreased by $33.6 million, or 2.8%, compared to the same period a year earlier.

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

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
(In thousands)	Balance	Paid	Yield	Balance	Paid	Yield
Assets
Earning assets:
Overnight investments	$765	$1	0.26%	$3,174	$6	0.27%
Available for sale securities	348,742	8,906	3.41%	354,663	10,536	3.96%
Stock in the FHLB	16,274	36	0.29%	16,274	—	0.00%
Loans receivable:
Commercial loans and leases	783,659	31,730	5.41%	750,035	32,042	5.71%
Consumer and other loans	208,235	6,573	4.22%	204,692	6,716	4.39%
Residential mortgage loans	159,407	4,995	4.18%	167,354	5,842	4.65%

Total earning assets	1,517,082	52,241	4.60%	1,496,192	55,142	4.92%

Cash and due from banks	16,910			15,963
Allowance for loan and lease losses	(18,381)			(17,316)
Premises and equipment	11,592			12,246
Goodwill, net	12,262			12,235
Accrued interest receivable	4,103			4,323
Bank-owned life insurance	31,691			30,440
Prepaid expenses and other assets	15,389			16,103

Total assets	$1,590,648			$1,570,186

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$67,935	$66	0.13%	$69,857	$37	0.07%
Money market accounts	118,677	599	0.67%	78,103	452	0.77%
Savings accounts	337,199	807	0.32%	369,686	1,432	0.52%
Certificate of deposit accounts	318,197	2,506	1.05%	374,848	4,431	1.58%
Overnight and short-term borrowings	37,706	29	0.10%	38,617	53	0.18%
Wholesale repurchase agreements	17,414	291	2.21%	17,326	421	3.20%
FHLB borrowings	268,389	6,124	3.01%	250,721	7,621	4.01%
Subordinated deferrable interest debentures	13,403	498	4.92%	13,403	503	4.98%

Total interest-bearing liabilities	1,178,920	10,920	1.22%	1,212,561	14,950	1.65%

Noninterest-bearing deposits	264,663			220,576
Other liabilities	14,712			10,742

Total liabilities	1,458,295			1,443,879

Shareholders’ Equity:	132,353			126,307

Total liabilities and shareholders’ equity	$1,590,648			$1,570,186

Net interest income		$41,321			$40,192

Net interest rate spread			3.38%			3.27%
Net interest rate margin			3.65%			3.59%

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

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase/(Decrease) due to
(In thousands)	Rate	Volume	Total

Interest income:
Overnight investments	$—	$(5)	$(5)
Available for sale securities	(1,316)	(314)	(1,630)
Stock in the FHLB	36	—	36
Commercial loans and leases	(1,661)	1,349	(312)
Consumer and other loans	(316)	173	(143)
Residential mortgage loans	(658)	(189)	(847)

Total interest income	(3,915)	1,014	(2,901)

Interest expense:
NOW accounts	30	(1)	29
Money market accounts	(62)	209	147
Savings accounts	(508)	(117)	(625)
Certificate of deposit accounts	(1,326)	(599)	(1,925)
Overnight and short-term borrowings	(22)	(2)	(24)
Wholesale repurchase agreements	(132)	2	(130)
FHLB borrowings	(1,998)	501	(1,497)
Subordinated deferrable interest debentures	(5)	—	(5)

Total interest expense	(4,023)	(7)	(4,030)

Net interest income	$108	$1,021	$1,129

Interest Income — Investments — Total investment income (consisting of interest on overnight investments and available for sale securities and dividends on stock in the FHLB) was $8.9 million for the nine months ended September 30, 2011, compared to $10.5 million for the 2010 period. The decrease in total investment income was $1.6 million, or 15.2%.
Interest Income — Loans and Leases — Interest from loans and leases was $43.3 million for the nine months ended September 30, 2011, and represented a yield on total loans and leases of 5.02%. This compares to $44.6 million of interest, and a yield of 5.31%, for the same period a year ago. Interest income decreased $1.3 million, or 2.9%, with the decrease in yield on loans and leases of 29 bps partially offset by the increase in the average balance of loans and leases of $29.2 million, or 2.6%.
The average balance of the components of the loan and lease portfolio for the nine months ended September 30, 2011 changed compared to the same period in 2010 as follows: commercial loans and leases increased $33.6 million, or 4.5%; consumer and other loans increased $3.5 million, or 1.7%; and residential mortgage loans decreased $7.9 million, or 4.7%. Changes in the average yields for the nine months ended September 30, 2011 compared to the same period in 2010 were as follows: commercial loans and leases decreased 30 bps to 5.41%; consumer and other loans decreased 17 bps to 4.22%; and residential mortgage loans decreased 47 bps to 4.18%.
Interest Expense — Deposits and Borrowings — Interest paid on deposits and borrowings decreased $4.0 million, or 27.0%, to $10.9 million for the nine months ended September 30, 2011, down from $15.0 million for the same period during 2010. The overall average cost for interest-bearing liabilities decreased 43 bps to 1.22% for the first nine months of 2011, compared to 1.65% for the first nine months of 2010. The average balance of total interest-bearing liabilities decreased $33.6 million, or 2.8%, to $1.18 billion for the first nine months of 2011 compared to the same period in 2010.

The decline in deposit average balances was centered in decreases in CDs of $56.7 million, or 15.1%, savings accounts of $32.5 million, or 8.8%, and NOW accounts of $1.9 million, or 2.8%. The decrease was offset by growth in money market accounts of $40.6 million, or 51.9%.
Average borrowings increased as compared to the third quarter of 2010, with an increase in FHLB funding of $17.7 million, or 7.0%, and wholesale repurchase agreements of $88,000, or 0.5%, offset with a decrease in short-term borrowings of $911,000, or 2.4%.
Market competition from bank and non-bank financial institutions continues to be strong in the Company’s market area. However, disciplined deposit pricing and maturation and/or repricing of higher yielding CDs and FHLB borrowings to lower rates have decreased the cost of interest-bearing liabilities for the nine months ended September 30, 2011 compared to the same period in 2010.
Overall, the Company’s liability costs continue to depend upon a number of factors including general economic conditions, national and local interest rates, competition in the local deposit marketplace, interest rate tiers offered and the Company’s cash flow needs.
Provision for Loan and Lease Losses
For the nine months ended September 30, 2011, the provision for loan and lease losses was $3.6 million, down $850,000, or 19.2%, from the $4.4 million recorded during the same period in 2010.
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
Noninterest Income
Total noninterest income decreased $86,000, or 1.2%, to $6.8 million for the first nine months of 2011, compared to the same period in 2010. During the first nine months of 2010, the Company recognized credit losses on other-than-temporarily impaired securities of $1.0 million, while no impairment was recognized during the first nine months of 2011. Additionally, increased commissions on nondeposit investment products of $357,000, or 67.5%, were offset by lower gains on the sale of available for sale securities of $831,000, or 79.7%, service charges on deposit accounts of $417,000, or 10.6%, and other miscellaneous income of $216,000, or 24.6%, during the first nine months of 2011.
Noninterest Expense
Noninterest expense for the first nine months of 2011 increased $2.6 million, or 8.2%, to $33.8 million from $31.3 million in 2010.
During the nine months ended September 30, 2011, the Company recorded $2.3 million of merger-related expenses and $745,000 of expenses in connection with an adverse legal judgment. See Note 11 — Merger Agreement with Brookline Bancorp, Inc. and Note 9 — Contingent Liabilities of the Company’s consolidated financial statements for further details.
Excluding the merger- and judgment-related expenses, operating costs decreased $138,000, or 9.9%, professional services costs decreased $120,000, or 7.0%, loan workout and other real estate owned expenses decreased $110,000, or 12.7%, and other miscellaneous expenses decreased $193,000, or 11.2%, compared to the first nine months of 2010. Salaries and employee benefits costs increased $330,000, or 1.9%, data processing costs increased $95,000, or 4.8%, and occupancy costs increased $51,000, or 2.0%, compared to the same period in 2010.

Effective April 1, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The rule implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act and required that the base on which deposit insurance assessments be changed to one based on assets from one based on domestic deposits. As a result of the change in assessment method, the Bank’s FDIC insurance costs decreased $434,000, or 30.5%, compared to the first nine months of 2010.
Overall, the increase in the Company’s efficiency ratio of 70.28% for the first nine months of the year from 66.41% for the same period in 2010 was driven by merger- and judgment-related costs.
Income Tax Expense
Income tax expense of $4.0 million was recorded for the nine months ended September 30, 2011, compared to $3.7 million for the same period during 2010. This represented total effective tax rates of 36.9% and 32.3%, respectively. The increase in the effective tax rate is due to the non-deductibility of certain of the Company’s merger-related expenses for tax purposes.
Tax-favored income from bank-owned life insurance, along with the Company’s utilization of a Rhode Island passive investment company, has reduced the effective tax rate from the 40.9% combined statutory federal and state tax rates.
As discussed in Note 9 — Contingent Liabilities of the Company’s consolidated financial statements, the Massachusetts Department of Revenue has challenged a tax position of the Bank. While management believes it more likely than not that the Bank will prevail in its tax position, the Company’s tax expense would increase in the period of determination if it does not.
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
Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At September 30, 2011, overnight investments and available for sale securities amounted to $327.7 million, or 20.8% of total assets. This compares to $360.4 million, or 22.5% of total assets at December 31, 2010. The Bank is a member of the FHLB and, as such, has access to both short- and long-term borrowings. The Bank also has access to funding through wholesale repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources
Total shareholders’ equity of the Company was $138.6 million at September 30, 2011 compared to $128.7 million at December 31, 2010. Net income of $6.8 million, increased net unrealized holding gains on available for sale securities of $4.8 million and net stock option activity (stock option exercises, share repurchases and share-based compensation) of $1.0 million were offset by common stock dividends of $2.7 million.
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
As of September 30, 2011, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.
The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Considered
	Actual		Adequacy Purposes		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2011:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$132,836	8.44%	$62,987	4.00%	$78,733	5.00%
Tier I capital (to risk weighted assets)	132,836	11.91%	44,616	4.00%	66,924	6.00%
Total capital (to risk weighted assets)	146,844	13.17%	89,232	8.00%	111,541	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$129,834	8.25%	$62,965	4.00%	$78,707	5.00%
Tier I capital (to risk weighted assets)	129,834	11.65%	44,593	4.00%	66,890	6.00%
Total capital (to risk weighted assets)	143,842	12.90%	89,187	8.00%	111,483	10.00%

At December 31, 2010:

Bancorp Rhode Island, Inc.
Tier I capital (to average assets)	$127,711	8.10%	$63,035	4.00%	$78,794	5.00%
Tier I capital (to risk weighted assets)	127,711	11.27%	45,316	4.00%	67,975	6.00%
Total capital (to risk weighted assets)	141,925	12.53%	90,633	8.00%	113,291	10.00%

Bank Rhode Island
Tier I capital (to average assets)	$126,031	8.00%	$63,047	4.00%	$78,809	5.00%
Tier I capital (to risk weighted assets)	126,031	11.13%	45,292	4.00%	67,938	6.00%
Total capital (to risk weighted assets)	140,245	12.39%	90,584	8.00%	113,231	10.00%
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
The Company’s interest rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of interest rate shocks of 300 bps. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure. The Company’s guidelines for interest rate risk specify that if interest rates were to shift immediately up or down 300 bps over a 12-month time period, estimated net interest income should decline by no more than 15.0%. Due to the low interest rate environment at September 30, 2011, interest rate shocks down were not performed. As of September 30, 2011, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology.
The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over a 12-month period beginning October 1, 2011:

	Estimated Exposure
	to Net Interest Income
	Dollar	Percent
	Change	Change
	(Dollars in thousands)
Initial Twelve Month Period:

Up 300 bps	$(211)	-0.41%
The Company also uses interest rate sensitivity “gap” analysis to provide a more general overview of its interest rate risk profile. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2011, the Company’s one year cumulative gap was a positive $232.3 million, or 14.7% of total assets.
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

Termination of the Merger Agreement Could Negatively Impact the Company.
If the merger agreement is terminated, there may be various consequences, including:
•
the Company’s business may have been adversely impacted by the loss of momentum in its marketplace, the failure to pursue other beneficial opportunities due to the focus of management on the merger, and the loss of customers and/or the departure of key employees due to uncertainties incident to the merger as described below under “The Company Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending,” all without realizing any of the anticipated benefits of completing the merger; and

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

The Company Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and consequently on Brookline Bancorp. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. Delays in completing the merger increase these risks. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Brookline Bancorp’s business following the merger could be negatively impacted. In addition, the merger agreement restricts the Company from taking specified actions until the merger occurs without the consent of Brookline Bancorp. These restrictions may prevent the Company from pursuing business opportunities that may arise prior to the completion of the merger.

The Merger Agreement Limits the Company’s Ability to Pursue Alternatives to the Merger.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the Company’s ability to initiate, solicit, induce or knowingly encourage, or take any action to facilitate any inquiries or competing third-party proposals, or participate in any discussions or negotiations or provide any confidential information relating to a proposal to acquire all or a significant part of the Company. In addition, the Company has agreed to pay Brookline Bancorp a termination fee in the amount of $8.9 million in the event that Brookline Bancorp terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. Prior to shareholder approval of the merger agreement, the Company was permitted to consider and participate in discussions and negotiations with respect to an alternative unsolicited bona fide acquisition proposal (subject to its obligation to pay a termination fee under certain circumstances) so long as the Company’s board of directors had determined in good faith (after consultation with its outside legal counsel) that failure to do so would result in a violation of its fiduciary duties to the Company’s shareholders under Rhode Island law and (after consultation with outside legal counsel and a nationally recognized, independent financial advisor) that such alternative acquisition proposal constituted a superior proposal or would reasonably be likely to result in a superior proposal. On September 8, 2011 the Company’s shareholders approved the merger agreement, and, accordingly, the Company can no longer consider or participate in discussions or negotiations with respect to an alternative acquisition proposal, even if such proposal constitutes a superior proposal. The Company shall also keep Brookline Bancorp apprised of developments, discussions and negotiations relating to any such acquisition proposal.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the Company’s repurchases of common stock during the quarter ended September 30, 2011:

			Total Number	Maximum
			of Shares	Number of
	Total Number		Purchased as	Shares That
	of Shares	Average	Part of	May yet Be
	Purchased	Price Paid	Announced	Purchased
Period	(a)	per Share	Plan	Under the Plan

7/1/11 through 7/31/11	—	—	—	—
8/1/11 through 8/31/11	664	$41.24	—	—
9/1/11 through 9/30/11	—	—	—	—

(a)
In August 2011, the Company’s Chief Executive Officer and Chief Financial Officer and the Bank’s Chief Lending Officer and Chief Information Officer had 664 shares of the Company’s common stock withheld to satisfy the tax withholding obligations arising in connection with the vesting of 1,990 shares of restricted stock on August 12, 2011. The shares delivered were valued at $41.24 per share.

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

Bancorp Rhode Island, Inc.

November 3, 2011 (Date)	/s/ Merrill W. Sherman Merrill W. Sherman
President and
Chief Executive Officer

November 3, 2011 (Date)	/s/ Linda H. Simmons Linda H. Simmons
Chief Financial Officer
and Treasurer